Form 10-K
period 1993-12-31
UNION LIGHT HEAT & POWER CO
filed 1994-03-16
CIK 100858

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1993

                                  OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 2-7793


                      THE UNION LIGHT, HEAT AND POWER COMPANY
             (Exact name of registrant as specified in its charter)


        Kentucky                                    31-0473080
(State of Incorporation)              (I.R.S. Employer Identification No.)


                 139 EAST FOURTH STREET, CINCINNATI, OHIO   45202
              (Address of principal executive offices)   (Zip Code)


                                513-381-2000
                      (Registrant's telephone number)

        No Securities Registered Pursuant to Section 12(b) of the Act.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         --------     ---------

   Requirements Pursuant to Item 405 of Regulation S-K Are Not Applicable.

   The Capital Shares of the Registrant are wholly owned by The Cincinnati Gas & Electric Company.

   The Union Light, Heat and Power Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction J(2) to Form 10-K.

   585,333 shares of Capital Stock ($15.00 Par Value) were outstanding as of February 28, 1994.

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
Part I

   Item  1. Business.................................................     1
              General................................................     1
              Electric Operations....................................     2
              Gas Operations and Gas Supply..........................     3
              Rate Matters...........................................     3
              Construction...........................................     4
              Environmental Matters..................................     4
              Employee Relations.....................................     5
              Operating Statistics...................................     6
   Item  2. Properties...............................................     8
   Item  3. Legal Proceedings........................................     8
   Item  4. Submission of Matters to a Vote of Security Holders......     8


Part II

   Item  5. Market for Registrant's Common Equity and
               Related Stockholder Matters...........................     8
   Item  6. Selected Financial Data..................................     8
   Item  7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................     9
   Item  8. Financial Statements and Supplementary Data..............    13
            Report of Independent Public Accountants.................    31
   Item  9. .........................................................    32


Part III

   Item 10. Directors and Executive Officers of the Registrant.......    32
   Item 11. Executive Compensation...................................    32
   Item 12. Security Ownership of Certain Beneficial Owners
                and Management.......................................    32
   Item 13. Certain Relationships and Related Transactions...........    32


Part IV

   Item 14. Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K..............................    33
   Signatures........................................................    43

                                    PART I


Item 1. Business - Registrant (Union Light)
- ------- -----------------------------------

General
- -------

      Union Light, a wholly-owned subsidiary of The Cincinnati Gas & Electric Company (CG&E), was incorporated in Kentucky in 1901, and operates in that portion of Kentucky contiguous to the area served by CG&E. Both companies are managed by substantially the same principal officers and have their principal executive offices at the same address, 139 East Fourth Street, Cincinnati, Ohio. In January 1994, Union Light transferred its former subsidiary, Enertech Associates International, Inc., to CGE Corp., which is a wholly-owned non-regulated subsidiary of CG&E.

      Union Light provides electric or gas service, or both, to a population of about 280,000 in an area of about 500 square miles in six counties in northern Kentucky.

      In December 1992, CG&E, PSI Resources, Inc. (PSI) and PSI Energy, Inc., PSI's principal subsidiary, an Indiana electric utility (PSI Energy), entered into an agreement which, as subsequently amended (the Merger Agreement) provides for the merger of PSI into a newly formed corporation named CINergy Corp. (CINergy) and the merger of a newly formed subsidiary of CINergy into CG&E. CINergy will become a holding company required to be registered under the Public Utility Holding Company Act of 1935 (PUHCA) with two operating subsidiaries, CG&E and PSI Energy. Union Light will remain a subsidiary of CG&E.

      The merger will be accounted for as a "pooling of interests", and it is anticipated that the transaction will be completed in the third quarter of 1994. The merger is subject to approval by the Securities and Exchange Commission
(SEC) and the Federal Energy Regulatory Commission (FERC). Shareholders of both companies approved the merger in November 1993.

     FERC issued conditional approval of the CINergy merger in August 1993, but several intervenors, including The Public Utilities Commission of Ohio (PUCO) and the Kentucky Public Service Commission (KPSC), filed for rehearing of that order. On January 12, 1994, FERC withdrew its conditional approval of the merger and ordered the setting of FERC-sponsored settlement procedures to be held.

     On March 4, 1994, CG&E reached a settlement agreement with the PUCO and the Ohio Office of Consumers' Counsel on merger issues identified by FERC. On March 2, PSI Energy and Indiana's consumer representatives had reached a similar agreement. Both settlement agreements have been filed with FERC. These documents address, among other things, the coordination of state and federal regulation and the commitment that neither CG&E nor PSI electric base rates, nor CG&E's gas base rates, will rise because of the merger, except to reflect any effects that may result from the divestiture of CG&E's gas operations if ordered by the SEC in accordance with the requirements of PUHCA discussed below.

     CG&E also filed with FERC a unilateral offer of settlement addressing all
issues raised in the KPSC's application for rehearing with FERC.   Although it
is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application has been filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of Union Light by CINergy. As part of the settlement offer, Union Light will agree not to increase gas base rates as a result of the merger except to reflect any effects that may result from the divestiture of Union Light's gas operations discussed below.

     If the settlement agreements filed with FERC are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

     PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system's utilities. The SEC has interpreted the PUHCA to preclude registered holding companies, with some exceptions, from owning both electric and gas utility systems. The SEC may require that CG&E and Union Light divest their gas properties within a reasonable time after the merger in order to approve the merger as it has done in many cases involving the acquisition by a holding company of a combination gas and electric company. In some cases, the SEC has allowed the retention of the gas properties or deferred the question of divestiture for a substantial period of time. In those cases in which divestiture has taken place, the SEC usually has allowed companies sufficient time to accomplish the divestiture in a manner that protects shareholder value. CG&E and Union Light believe good arguments exist to allow retention of the gas assets, and will request that the Companies be allowed to do so.


Electric Operations
- -------------------

      Union Light does not own or operate any electric generating facilities. Its requirements for electric energy are purchased from CG&E at rates regulated by FERC. The maximum net peak load experienced by Union Light in 1993 of 661,397 Kw exceeded by 10% the previous record net peak load of 598,889 Kw established in 1991. Union Light owns an electric transmission system and an electric distribution system in Covington, Newport and other smaller communities and in adjacent rural territory within all or parts of the Counties of Kenton, Campbell, Boone, Grant, and Pendleton, in Kentucky.

      The Energy Policy Act of 1992 (Energy Act) addresses several matters affecting electric utilities including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. Union Light cannot predict the long-term consequences the Energy Act will have on its operations.


Gas Operations and Gas Supply
- -----------------------------

      In 1992, FERC issued Order 636 which restructures the relationships between interstate gas pipelines companies and their customers, including Union Light, for gas sales and transportation services. Order 636 has changed the way Union Light purchases gas supplies and contracts for transportation and storage services. Union Light has contracts that provide adequate supply and storage capacity, including transportation services, to meet normal demand, as well as unanticipated load swings. Union Light expects to purchase approximately 5% of its annual firm gas requirements on the spot market.

      Order 636 also allows pipelines to recover transition costs they incur in complying with the Order from customers, including Union Light. The KPSC has issued an order which allows recovery of these transition costs through Union Light's purchased gas adjustment clause. Order 636 transition costs are not expected to significantly impact Union Light.

      Union Light has an approved rate structure for the transportation of gas allowing its gas price to remain competitive with alternate fuels. Union Light transports gas for certain large-volume customers. Without this program, Union Light would have lost many of these customers to alternate fuels. Union Light can either transport gas purchased by its customers for a transportation charge, or buy spot market gas which is then sold to customers at a rate competitive with alternate fuels.


Rate Matters
- ------------

      In September 1992, Union Light filed a request with the KPSC to increase annual gas revenues by approximately $9 million. In accordance with Kentucky law, on April 26, 1993, Union Light implemented the proposed rate increase, subject to refund. On July 23, 1993, the KPSC issued an Order authorizing Union Light to increase annual gas revenues by $3.9 million effective retroactively to April 26, 1993. The authorized rates were not placed into effect pending resolution of Union Light's request for rehearing of the Order. On August 31, 1993, the KPSC granted an additional annual increase of $247,000. Union Light has placed these rates into effect and has refunded the excess revenue collected with interest to customers.

      Rules established by the KPSC pertaining to Union Light's electric fuel adjustment clause provide for public hearings at six-month intervals to review past calculations, reconciliation of over- or under-recovery of fuel costs, and a public hearing every two years to review the application of the adjustment charge and fuel procurement practices. In accordance with a purchased gas adjustment clause approved by the KPSC, Union Light is permitted to make quarterly adjustments in gas costs and reconciliation of over- or under-recovery of gas costs. In conjunction with these rules, Union Light expenses the costs of gas and electricity purchased as recovered through revenue and defers the portion of these costs recoverable or refundable in future periods.

Construction
- ------------

      During 1993, construction expenditures amounted to $24.4 million. Of this amount, $14.5 million was for electric facilities and $6.8 million for gas facilities and $3.1 million for facilities used in both electric and gas operations.

      Construction expenditures for Union Light are estimated to be $20.3 million for 1994 and $120.2 million for the five years 1994-1998. These estimates are under continuing review and are subject to adjustment.

     In October 1993, Union Light filed its second integrated resource plan
(IRP) in the state of Kentucky. The primary emphasis of IRP is on procedures for the evaluation of long-term electric forecasts and the integration of demand and supply alternatives for meeting future electric needs. The KPSC is currently reviewing this report. A review conference is scheduled for April 19, 1994.

Environmental Matters
- ---------------------

      CG&E has advised Union Light that CG&E's inability to comply with potential environmental regulations, and more rigid enforcement policies with respect to existing standards and regulations, could cause substantial capital expenditures in addition to those included in CG&E's construction program, and increase the cost per Kwh of generation to CG&E and, ultimately, the cost of electric energy purchased by Union Light from CG&E by reducing the amount of electricity available for delivery or by necessitating increased fuel and/or operating and capital costs, and may cause serious fuel supply problems for CG&E, or require it to cease operating a portion of its generating facilities.

      Union Light is subject to regulation by various Federal, state, and local authorities relative to air and water quality, solid and hazardous waste disposal, and other environmental matters. Pursuant to Federal law, the Secretary of the Natural Resources and Environmental Protection Cabinet (NREPC) administers regulations prescribing air and water quality standards and regulations pertaining to solid and hazardous wastes. NREPC is generally empowered by Kentucky environmental laws to issue construction and operating permits and variances for facilities which may contribute to air pollution and issue similar permits for facilities which discharge pollutants into the waters of the state, as well as permits for the disposal of solid and hazardous waste. The Kentucky implementation plan is fully enforceable by the state and, to the extent approved by the U.S. Environmental Protection Agency, is also enforceable by it.

      The Comprehensive Environmental Response Compensation and Liability Act (CERCLA) expanded reporting and liability requirements covering the release of hazardous substances into the environment. Some of these substances, including polychlorinated biphenyls (PCBs), a substance regulated under the Toxic Substances Control Act, are contained in certain equipment currently used by Union Light. Union Light cannot predict the occurrence and effect of a release of such substances.

      CERCLA provides, among other things, for a trust fund, drawn from industry and federal appropriations, to finance cleanup and containment efforts of improperly managed hazardous waste sites. Under CERCLA, and other laws, responsible parties may be strictly, and jointly and severally, liable for money expended by the government to take necessary corrective action at such sites.

      The Superfund Amendments and Reauthorization Act of 1986 (SARA) significantly amended CERCLA and established programs dealing with emergency preparedness and community right-to-know, leaking underground storage tanks, and other matters. SARA provides for a significant increase in CERCLA funding, adopts strict cleanup standards and schedules, places limitations on the timing and scope of court review of government cleanup decisions, authorizes state and citizen participation in cleanup plans, enforcement actions, and court proceedings, including provisions for citizens' suits against both private and public entities to enforce CERCLA's requirements, expands liability provisions, and increases civil and criminal penalties for violations of CERCLA.


Employee Relations
- ------------------

      Union Light presently employs about 340 full-time employees, of whom about 280 belong to bargaining units. Approximately 90 employees are represented by the International Brotherhood of Electrical Workers (IBEW), 110 by the United Steelworkers of America (USWA) and 80 by the Independent Utilities Union (IUU).

      The collective bargaining agreements with the IBEW and USWA expire on April 1, and May 15, 1994, respectively. The three-year agreement with the IUU, which expires in March 1995, has a wage reopener for the third year of the contract. Negotiations with both the IBEW and IUU are presently under way.

                             OPERATING STATISTICS

     The following tables are indicative of the general development of the business conducted by Union Light during the periods indicated:


                                                                 Year Ended December 31
                                                       ------------------------------------------
                                                           1993           1992           1991
                                                          ------         ------         ------
                ELECTRIC DEPARTMENT

    Electric Energy Purchased (thousand Kwh).........     3,121,383      2,935,418      2,876,418
                                                       ============   ============   ============
    Average Cost per Kwh Purchased (cents)...........          4.30           4.33           3.91

    Sales (thousand Kwh)
      Residential....................................     1,096,048      1,028,082      1,094,598
      Commercial.....................................       772,621        730,487        726,829
      Industrial.....................................       803,004        769,507        668,195
      Other retail...................................       300,021        279,095        278,106
      Other electric utilities-non-affiliated........        45,154         43,108         42,744
                                                       ------------   ------------   ------------
                  Total sales........................     3,016,848      2,850,279      2,810,472
    Unaccounted For and Company Use..................       104,535         85,139         65,946
                                                       ------------   ------------   ------------
                  Total distribution.................     3,121,383      2,935,418      2,876,418
                                                       ============   ============   ============

    Gross Revenues
      Residential....................................  $ 70,890,901   $ 64,000,032   $ 65,009,743
      Commercial.....................................    47,610,545     43,475,442     41,149,428
      Industrial.....................................    37,498,916     34,649,667     30,462,192
      Other retail...................................    16,467,489     14,790,849     13,928,285
      Other electric utilities-non-affiliated........     1,795,795      1,636,347      1,685,738
                                                       ------------   ------------   ------------
                  Total..............................   174,263,646    158,552,337    152,235,386
      Other departmental revenues....................     1,448,527      1,137,475      1,130,321
                                                       ------------   ------------   ------------
                  Total revenues.....................  $175,712,173   $159,689,812   $153,365,707
                                                       ============   ============   ============
    Customers at End of Period
      Residential....................................        97,750         97,668         95,878
      Commercial.....................................        10,188         10,255         10,028
      Industrial.....................................           408            414            410
      Other retail...................................           925            900            871
      Other electric utilities-non-affiliated........             1              1              1
                                                       ------------   ------------   ------------
                  Total customers....................       109,272        109,238        107,188
                                                       ============   ============   ============
    Average Revenue per Kwh (cents)
      Residential....................................          6.47           6.23           5.94
      Commercial.....................................          6.16           5.95           5.66
      Industrial.....................................          4.67           4.50           4.56



__________________
Note: See Note 10 to the Financial Statements for additional financial information by business segments.

                                   OPERATING STATISTICS (Continued)

                                                                  Year Ended December 31
                                                         ----------------------------------------
                                                           1993           1992           1991
                                                          ------         ------         ------
                  GAS DEPARTMENT

    Sources of Gas (thousand cubic feet)
      Natural gas purchased..........................    12,208,366     11,145,809     10,771,633
      Transportation gas received....................     1,754,705      1,921,404      1,817,464
      Gas produced...................................         1,422            856            551
                                                       ------------   ------------   ------------
                  Total available for deliveries.....    13,964,493     13,068,069     12,589,648
                                                       ============   ============   ============
    Average Cost per Mcf Purchased (cents)...........         355.3          317.7          311.4

    Distribution of Gas (thousand cubic feet)
      Gas sales
        Residential..................................     7,331,799      6,775,605      6,190,034
        Commercial...................................     2,730,055      2,622,676      2,519,870
        Industrial...................................     1,353,038      1,092,345      1,073,474
        Other retail.................................       472,215        482,166        474,975
        Other gas utilities..........................       172,114        137,363        132,559
                                                       ------------   ------------   ------------
                  Total gas sales....................    12,059,221     11,110,155     10,390,912
      Gas transported ...............................     1,702,808      1,903,190      1,770,908
                                                       ------------   ------------   ------------
                  Total gas sales and gas
                   transported.......................    13,762,029     13,013,345     12,161,820
      Unaccounted for and company use................       202,464         54,724        427,828
                                                       ------------   ------------   ------------
                  Total distribution.................    13,964,493     13,068,069     12,589,648
                                                       ============   ============   ============
    Gross Revenues
      Residential....................................  $ 47,856,633   $ 39,184,217   $ 36,219,223
      Commercial.....................................    15,712,279     13,333,515     13,047,685
      Industrial.....................................     6,493,388      4,983,019      4,792,291
      Other retail...................................     2,724,414      2,427,285      2,445,240
      Other gas utilities............................       142,724         86,394         51,472
                                                       ------------   ------------   ------------
                  Total..............................    72,929,438     60,014,430     56,555,911
      Other departmental revenues (including
        gas transported).............................     2,814,727      2,589,779      2,394,481
                                                       ------------   ------------   ------------
                  Total revenues.....................  $ 75,744,165   $ 62,604,209   $ 58,950,392
                                                       ============   ============   ============
    Customers at End of Period
      Residential....................................        63,444         62,850         61,320
      Commercial.....................................         5,646          5,567          5,439
      Industrial.....................................           272            286            284
      Other retail...................................           297            290            278
      Other gas utilities............................             1              1              1
                                                       ------------   ------------   ------------
                  Total customers....................        69,660         68,994         67,322
                                                       ============   ============   ============
    Average Revenue per Mcf Sold (cents)
      Residential....................................        652.73         578.31         585.12
      Commercial.....................................        575.53         508.39         517.79
      Industrial.....................................        479.91         456.18         446.43

__________________
Note:  See Note 10 to the Financial Statements for additional financial information by business segments.

Item 2. Properties
- ------- ----------

      Union Light owns an electric transmission system and an electric distribution system in Covington, Newport, and other smaller communities and in adjacent rural territory within all or parts of the Counties of Kenton, Campbell, Boone, Grant, and Pendleton, in Kentucky. Union Light owns a gas distribution system in Covington, Newport, and other smaller communities and in adjacent rural territory within all or parts of the Counties of Kenton, Campbell, Boone, Grant, Gallatin, and Pendleton, in Kentucky. Union Light owns a 7,000,000 gallon capacity underground cavern for the storage of liquid propane and a related vaporization and mixing plant and feeder lines, located in Kenton County, Kentucky near the Kentucky-Ohio line and adjacent to one of the gas lines which transports natural gas to CG&E. The cavern and vaporization and mixing plant are used primarily to augment CG&E's and Union Light's supply of natural gas during periods of peak demand and emergencies.

      Under the terms of the mortgage indenture securing first mortgage bonds issued by Union Light, substantially all property is subject to a direct first mortgage lien.


Item 3. Legal Proceedings
- ------- -----------------

      The registrant has no material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders
- ------- ---------------------------------------------------

      Omitted pursuant to Instruction J(2)(c).



                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
- ------- ----------------------------------------------------------------------

     All of Union Light's Capital Shares are owned by CG&E.

     Union Light declared a dividend of $5.00 per capital share during the fourth quarter of 1993. No dividends were declared in 1992.


Item 6. Selected Financial Data
- ------- -----------------------

      Omitted pursuant to Instruction J(2)(a).

Item 7. Management's Discussion and Analysis of Financial Condition and
- ------- ---------------------------------------------------------------
        Results of Operations
        ---------------------

     Earnings per capital share increased in 1993 to $15.95 from $2.23 in 1992. The increase was due to a gas rate increase in 1993, higher gas and electric sales volumes and cost control efforts. For information on the gas rate increase see "Future Outlook" herein. In 1992, earnings per capital share decreased to $2.23 from $12.48 in 1991. The decrease was primarily due to Union Light incurring increased purchased power costs from CG&E which were not reflected in Union Light's electric revenues for the period and to the KPSC ordering a $2.5 million decrease in the retail portion of Union Light's electric rates in May 1992.

     Electric operating revenues increased $16.0 million in 1993 due to an increase in electric Kwh sales of 5.8% and to the full effect of a rate increase that became effective in May 1992. In 1992, electric operating revenues increased $6.3 million primarily due to a rate increase that became effective in May 1992 and to a 1.4% increase in sales volumes.

     Gas operating revenues increased $13.1 million in 1993 due to the operation of an adjustment clause reflecting increases in the cost of gas purchased, a rate increase (see "Future Outlook" herein), and a 5.8% increase in total volumes sold and transported. In 1992, gas operating revenues increased $3.7 million primarily due to a 7.0% increase in total volumes sold and transported.

     Electricity purchased increased $7.1 million in 1993 due to a 6.3% increase in volumes purchased. In 1992, electricity purchased increased $14.8 million due to a 10.9% increase in the average cost per Kwh purchased and to a 2.1% increase in volume purchased.

     Gas purchased expense for 1993 increased $8.0 million due to an 11.8% increase in the average cost per Mcf purchased and to a 9.5% increase in volumes purchased. In 1992, gas purchased expense increased $1.9 million due to a 3.5% increase in volumes purchased and a 2.0% increase in the average cost per Mcf purchased.

     Other operation expense decreased $1.2 million in 1993 due to a number of factors including reduced electric and gas distribution expenses and cost control efforts.

      In 1992, maintenance expense decreased $.8 million primarily due to reduced maintenance costs related to gas and electric distribution facilities.

     Depreciation expense increased $1.5 million in 1993 due to an increase in depreciable plant in service and to increases in depreciation accrual rates on gas and common plant in accordance with a KPSC rate order issued in 1993. Depreciation expense increased $.7 million in 1992 due to an increase in depreciable plant in service.

     Allowance for funds used during construction (AFC) decreased $.6 million in 1992 due to lower AFC rates.

     Increases in interest on long-term debt of $.7 million and $.5 million in 1993 and 1992, respectively, were due to the issuance of additional first mortgage bonds in August 1992.

     Other interest expense decreased $.6 million in 1993 due to a decrease in the amount of short-term borrowings and lower interest rates.


Liquidity and Capital Resources
- -------------------------------

      During 1993, internally generated funds provided 51% of the amount needed for construction expenditures, an increase from 34% in 1992. External funds were obtained in 1993 from the net issuance of $18.5 million of short-term debt. Union Light also retired at maturity $6.5 million of first mortgage bonds in 1993.

      The issuance of first mortgage bonds by Union Light is limited by earnings coverage and fundable property provisions of Union Light's First Mortgage Indenture. Certain provisions in the mortgage indenture of CG&E prohibit the sale by Union Light of debt securities except to CG&E if, after giving effect to the sale of such securities, the outstanding debt securities of Union Light are in excess of 75% of the net plant of Union Light. Bonds may be issued upon the basis of property additions and cash deposits only if net earnings, as defined in the Mortgage, are at least 2.00 times the annual interest charges on all outstanding indebtedness having an equal or prior lien. In accordance with the most restrictive of these provisions, Union Light would have been permitted to issue at December 31, 1993, at least $50 million of additional first mortgage bonds at current interest rates. In addition, Union Light presently can issue $9.1 million of first mortgage bonds against previously retired bonds without regard to the Indenture's earnings coverage or fundable property requirements.

      The construction expenditures for Union Light are estimated to be $20.3 million for 1994 and $120.2 million over the next five years (1994-1998). These estimates are under continuing review and are subject to adjustment. Construction and financing plans for the future are dependent on, among other things, the amount and timing of rate changes, sales volumes, changes in construction plans, cost control efforts, market conditions, regulatory actions, and the ability to obtain financing. Short-term indebtedness will be used to supplement internal sources of funds for the interim financing of the construction program. Union Light presently has authorized a maximum amount of short-term indebtedness of $35 million through December 31, 1994, and $25.0 million of short-term borrowings were outstanding at December 31, 1993. Union Light has authority to issue to CG&E up to $15 million of Capital Stock through December 31, 1994.

      Ratings on Union Light's first mortgage bonds by Standard & Poor's and Moody's Investors Service are BBB+ and Baa1, respectively.

Future Outlook
- --------------

      Union Light's future earnings will be affected by its ability to secure adequate and timely rate relief.

      In September 1992, Union Light filed a request with the KPSC to increase annual gas revenues by approximately $9 million. In accordance with Kentucky law, on April 26, 1993, Union Light implemented the proposed rate increase, subject to refund. On July 23, 1993, the KPSC issued an Order authorizing Union Light to increase annual gas revenues by $3.9 million effective retroactively to April 26, 1993. The authorized rates were not placed into effect pending resolution of Union Light's request for rehearing of the Order. On August 31, 1993, the KPSC granted an additional annual increase of $247,000. Union Light has placed these rates into effect and has refunded the excess revenue collected with interest to customers.

      In April 1992, FERC issued Order 636 which restructures the relationships between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 will result in changes in the way Union Light purchases gas supplies and contracts for transportation and storage services, and will result in increased risks in managing the ability to meet demand.

      Order 636 also allows pipelines to recover transition costs they incur in complying with the Order from customers, including Union Light. The KPSC has issued an Order which allows recovery of these transition costs through Union Light's purchased gas adjustment clause. Order 636 transition costs are not expected to significantly impact Union Light.

      The Energy Act addresses several matters affecting electric utilities including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. Union Light cannot predict the long-term consequences the Energy Act will have on its operations.

     In recent years several new accounting standards have been issued by the Financial Accounting Standards Board. While the impact on earnings and cash flow associated with the new standards has been relatively minor, these accounting changes do affect the recognition and presentation of amounts reported in Union Light's financial statements. For information in addition to that provided below on recently adopted accounting standards, see Note 1 to the Financial Statements.

     In 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). Union Light is a participating company under CG&E's health care and life insurance benefit plans. SFAS No. 106 requires the accrual of the expected cost of providing postretirement benefits other than pensions to an employee and the employee's covered dependents during the employee's active working career. SFAS No. 106 also requires the recognition of the actuarially determined total postretirement benefit obligation earned by existing retirees. Currently, SFAS No. 106 health care costs are being expensed. The adoption of SFAS No. 106 did not have a material effect on results on operations.

     Also in 1993, Union Light adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires deferred tax recognition for all temporary differences in accordance with the liability method, requires that deferred tax liabilities and assets be adjusted for enacted changes in tax laws or rates and prohibits net-of-tax accounting and reporting. Union Light believes it is probable that any net future increase or decrease in income taxes payable will be reflected in future rates. In accordance with SFAS No. 109, Union Light has recorded a net regulatory liability at December 31, 1993. Adoption of SFAS No. 109 had no impact on results of operations.

     In 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires the accrual of the cost of certain postemployment benefits provided to former or inactive employees. The adoption of SFAS No. 112 did not have a material effect on results of operations.

     Over the past several years, the rate of inflation has been relatively low. Union Light believes that the recent inflation rates do not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

Item 8. Financial Statements and Supplementary Data
- ------- -------------------------------------------

                                      THE UNION LIGHT, HEAT AND POWER COMPANY

                                                   STATEMENT OF INCOME

                                                                 Year Ended December 31
                                                      ------------------------------------------
                                                          1993           1992           1991
                                                         ------         ------         ------
Operating Revenues
    Electric......................................    $175,712,173   $159,689,812   $153,365,707
    Gas...........................................      75,744,165     62,604,209     58,950,392
                                                      ------------   ------------   ------------
           Total operating revenues...............     251,456,338    222,294,021    212,316,099
                                                      ------------   ------------   ------------
Operating Expenses
    Electricity purchased from
      parent company for resale...................     134,290,067    127,185,243    112,369,214
    Gas purchased.................................      43,380,287     35,410,712     33,542,603
    Other operation...............................      30,395,427     31,596,872     31,155,740
    Maintenance...................................       6,267,181      6,547,259      7,349,237
    Provision for depreciation....................       9,812,929      8,315,795      7,656,099
    Taxes other than income taxes.................       3,623,331      3,626,364      3,302,536
    Income taxes (Note 2).........................       5,751,240        304,473      3,556,056
                                                      ------------   ------------   ------------
           Total operating expenses...............     233,520,462    212,986,718    198,931,485
                                                      ------------   ------------   ------------
Operating Income..................................      17,935,876      9,307,303     13,384,614
                                                      ------------   ------------   ------------
Other Income and Deductions
    Allowance for other funds used
     during construction..........................         296,639        (46,241)       292,277
    Other income and deductions-net...............        (533,920)        18,749        (73,139)
                                                      ------------   ------------   ------------
           Total other income and
             deductions...........................        (237,281)       (27,492)       219,138
                                                      ------------   ------------   ------------
Income Before Interest Charges....................      17,698,595      9,279,811     13,603,752
                                                      ------------   ------------   ------------
Interest Charges
    Interest on long-term debt....................       8,207,155      7,547,708      7,049,375
    Other interest................................         331,499        896,776      1,052,693
    Amortization of debt discount,
      premium and other...........................          89,592         57,218         35,335
    Allowance for borrowed funds
      used during construction-
      credit......................................        (268,226)      (323,927)      (590,511)
                                                      ------------   ------------   ------------
           Net interest charges...................       8,360,020      8,177,775      7,546,892
                                                      ------------   ------------   ------------
Net Income........................................    $  9,338,575   $  1,102,036   $  6,056,860
                                                      ============   ============   ============

Average Number of Capital Shares
  Outstanding.....................................         585,333        493,666        485,333
Earnings Per Capital Share........................    $      15.95   $       2.23   $      12.48

Dividends Declared Per Capital
  Share...........................................    $       5.00   $       --     $       5.00

The accompanying notes are an integral part of the above statement.

                                   THE UNION LIGHT, HEAT AND POWER COMPANY

                                           STATEMENT OF CASH FLOWS


                                                                   Year Ended December 31
                                                     ---------------------------------------------
                                                          1993            1992            1991
                                                         ------          ------          ------
Cash Flows From Operations:
  Net Income.......................................  $   9,338,575   $   1,102,036   $   6,056,860
                                                     -------------   -------------   -------------
  Adjustments to reconcile net income to
    net cash:
      Deferred gas and electric fuel costs--net....        (44,636)       (626,086)      3,245,938
      Depreciation.................................      9,812,929       8,315,795       7,656,099
      Allowance for other funds used
        during construction........................       (296,639)         46,241        (292,277)
      Deferred income taxes and
        investment tax credits--net................        998,476       1,525,939         799,198
      Other--net...................................      3,375,042       1,690,532         (51,469)
      Change in current assets and liabilities:
        Receivables and unbilled revenues..........     (5,858,755)     (6,173,601)     (2,040,610)
        Materials, supplies and fuel...............     (1,582,978)     (1,845,203)     (2,124,145)
        Other current assets.......................        619,456        (785,934)        509,062
        Accounts payable and other
          current liabilities......................     (1,604,233)      3,889,604       3,521,408
                                                     -------------   -------------   -------------
            Total adjustments......................      5,418,662       6,037,287      11,223,204
                                                     -------------   -------------   -------------
            Net cash provided by operations........     14,757,237       7,139,323      17,280,064
                                                     -------------   -------------   -------------

Cash Flows From Investing:
  Construction expenditures (less allowance
    for other funds used during construction)......    (24,127,582)    (24,607,471)    (31,357,469)
  Gain on disposition of assets....................        985,963       1,526,428         309,585
                                                     -------------   -------------   -------------
            Net cash used in investing activities..    (23,141,619)    (23,081,043)    (31,047,884)
                                                     -------------   -------------   -------------
Cash Flows From Financing:
  Capital stock proceeds...........................         --          15,000,000          --
  Long-term debt proceeds..........................         --          19,670,800          --
  Retirement of long-term debt.....................     (6,500,000)         --              --
  Net short-term borrowings........................     18,500,000     (18,500,000)     16,000,000
  Dividends paid on capital shares.................     (2,926,665)         --          (2,426,665)
                                                     -------------   -------------   -------------
            Net cash provided by
              financing activities.................      9,073,335      16,170,800      13,573,335
                                                     -------------   -------------   -------------
            Net increase (decrease) in cash and
              temporary cash investments...........        688,953         229,080        (194,485)

Cash and temporary cash investments--
  beginning of year................................      1,788,390       1,559,310       1,753,795
                                                     -------------   -------------   -------------
Cash and temporary cash investments--
  end of year......................................  $   2,477,343   $   1,788,390   $   1,559,310
                                                     =============   =============   =============

The accompanying notes are an integral part of the above statement.

                                   THE UNION LIGHT, HEAT AND POWER COMPANY

                                                 BALANCE SHEET


                                                                                 December 31
                                                                      --------------------------------
                                                                           1993               1992
                                                                          ------             ------
ASSETS
Property, Plant and Equipment, at original cost (Note 4)
  In service -
    Electric......................................................    $172,589,194       $158,316,894
    Gas...........................................................     128,242,203        121,835,888
    Common........................................................      18,772,070          8,987,009
                                                                      ------------       ------------
                                                                       319,603,467        289,139,791
    Less-Accumulated provisions for depreciation..................      96,164,955         89,131,680
                                                                      ------------       ------------
        Net property, plant and equipment in service..............     223,438,512        200,008,111
  Construction work in progress...................................       5,060,043         14,336,175
                                                                      ------------       ------------
                                                                       228,498,555        214,344,286
                                                                      ------------       ------------

Current Assets
  Cash (Note 8)...................................................       2,477,343          1,788,390
  Accounts receivable, less accumulated provision of $1,609,144 in
   1993 and $1,000,629 in 1992 for doubtful accounts..............      25,564,221         24,788,501
  Accrued unbilled revenues.......................................      17,128,720         12,045,685
  Materials, supplies, and fuel, at average cost..................       8,664,381          7,081,403

  Prepayments.....................................................         703,243          1,322,699
                                                                      ------------       ------------
                                                                        54,537,908         47,026,678
                                                                      ------------       ------------
Other Assets......................................................       3,008,226          7,563,922
                                                                      ------------       ------------
                                                                      $286,044,689       $268,934,886
LIABILITIES                                                           ============       ============

Capitalization
  Shareholders' equity -
    Capital shares, par value $15 per share -
      Authorized - 1,000,000 shares
      Outstanding - 585,333 shares................................    $  8,779,995       $  8,779,995
    Premium on capital shares.....................................      18,838,946         18,838,946
    Retained earnings.............................................      69,327,355         62,915,445
                                                                      ------------       ------------
        Total shareholders' equity................................      96,946,296         90,534,386
  Long-term debt (Note 4).........................................      89,171,831         89,105,243
                                                                      ------------       ------------
        Total capitalization......................................     186,118,127        179,639,629
                                                                      ------------       ------------
Current Liabilities
  Current portion of bonds........................................          --              6,500,000
  Notes payable (Note 8)..........................................      25,000,000          6,500,000
  Accounts payable................................................       6,914,373          6,573,414
  Accounts payable to associated companies - net..................      17,118,008         15,147,500
  Accrued taxes...................................................        (434,538)           821,902
  Accrued interest on debt........................................       2,126,283          2,259,913
  Refunds due electric customers..................................          --              2,852,581
  Other current and accrued liabilities...........................       3,632,084          3,305,133
                                                                      ------------       ------------
                                                                        54,356,210         43,960,443
                                                                      ------------       ------------
Deferred Credits and Other
  Deferred income taxes...........................................      20,486,616         27,609,241
  Investment tax credits..........................................       5,651,190          5,939,519
  Income taxes refundable through rates...........................       4,692,028             --
  Other liabilities and deferred credits..........................      14,740,518         11,786,054
                                                                      ------------       ------------
                                                                        45,570,352         45,334,814
                                                                      ------------       ------------
                                                                      $286,044,689       $268,934,886
                                                                      ============       ============

The accompanying notes are an integral part of the above statement.

                                THE UNION LIGHT, HEAT AND POWER COMPANY

                              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                  Year Ended December 31
                                                         ---------------------------------------
                                                             1993          1992          1991
                                                            ------        ------        ------
CAPITAL SHARES
  Balance, beginning of year...........................  $ 8,779,995   $ 7,279,995   $ 7,279,995

    100,000 shares of $15 par value sold in 1992.......       --         1,500,000        --
                                                         -----------   -----------   -----------
  Balance, end of year.................................  $ 8,779,995   $ 8,779,995   $ 7,279,995
                                                         ===========   ===========   ===========



PREMIUM ON CAPITAL SHARES
  Balance, beginning of year...........................  $18,838,946   $ 5,338,946   $ 5,338,946

    Premium on sale of capital shares..................       --        13,500,000        --
                                                         -----------   -----------   -----------
  Balance, end of year.................................  $18,838,946   $18,838,946   $ 5,338,946
                                                         ===========   ===========   ===========



RETAINED EARNINGS
  Balance, Beginning of year...........................  $62,915,445   $61,813,409   $58,183,214

  Add--Net Income......................................    9,338,575     1,102,036     6,056,860
                                                         -----------   -----------   -----------
                                                          72,254,020    62,915,445    64,240,074


  Deduct-Cash dividends on capital shares at the
    annual rate of $5.00 per share for 1993 and 1991...    2,926,665        --         2,426,665
                                                         -----------   -----------   -----------
  Balance, end of year.................................  $69,327,355   $62,915,445   $61,813,409
                                                         ===========   ===========   ===========

The accompanying notes are an integral part of the above statement.

                 THE UNION LIGHT, HEAT AND POWER COMPANY
                 ---------------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Union Light follows the Uniform Systems of Accounts prescribed by the Federal Energy Regulatory Commission (FERC), and is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". The more significant accounting policies are summarized below:

      UTILITY PLANT. Property, plant and equipment is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction.

      REVENUES AND PURCHASED GAS AND ELECTRICITY COSTS. Union Light recognizes revenues for gas and electric service rendered during the month, which includes revenue for sales unbilled at the end of each month. Union Light expenses the costs of gas and electricity purchased as recovered through revenues and defers the portion of these costs recoverable or refundable in future periods.

      DEPRECIATION AND MAINTENANCE. Union Light determines its provision for depreciation using the straight-line method and by the application of rates to various classes of property, plant and equipment. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The percentages of the annual provisions for depreciation to the weighted average of depreciable property during the three years ended
December 31, 1993, were equivalent to:

                                    1993          1992          1991
                                    ----          ----          ----
      Electric                       3.3           3.3           3.3
      Gas                            2.9           2.7           2.7
      Common                         5.0           1.7           1.8

      In a July 1993 rate order, the Kentucky Public Service Commission (KPSC) authorized changes in depreciation accrual rates on Union Light's gas and common plant. These changes resulted in an increase in depreciation expense for 1993 of approximately $500,000.

      Expenditures for maintenance and repairs of units of property, including renewals of minor items, are charged to the appropriate maintenance expense accounts. A betterment or replacement of a unit of property is accounted for as an addition and retirement of property, plant and equipment. At the time of such a retirement, the accumulated provision for depreciation is charged with the original cost of the property retired and also for the net cost of removal.

      INCOME TAXES. For income tax purposes, Union Light uses liberalized depreciation methods and deducts removal costs as incurred. Consistent with regulatory treatment, Union Light provides for income tax deferrals resulting from the use of liberalized depreciation and from interest deductions associated with borrowed funds used during construction.

      Union Light adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), in 1993. SFAS No. 109 requires deferred tax recognition for all temporary differences in accordance with the liability method, requires that deferred tax liabilities and assets be adjusted for enacted changes in tax laws or rates and prohibits net-of-tax accounting and reporting. Union Light believes it is probable that any net future increase or decrease in income taxes payable will be reflected in future rates. In accordance with SFAS No. 109, Union Light has recorded a net regulatory liability at December 31, 1993. Adoption of SFAS No. 109 had no impact on results of operations.

      The following are the tax effects of temporary differences resulting in deferred tax assets and liabilities:

                                             December 31,          January 1,
                                                 1993                 1993
                                             ------------          -----------
Deferred Tax Liabilities
- ------------------------
  Depreciation and Other Plant
    Related Items--net                        $30,497,624          $27,447,519

  Other Liabilities                             1,547,646            1,285,802
                                              -----------          -----------
                                               32,045,270           28,733,321
                                              -----------          -----------
Deferred Tax Assets
- -------------------
  Investment Tax Credits                        2,290,346            2,342,843

  Income Taxes Due Customers--net               1,977,584            2,252,990

  Other Assets                                  7,290,724            5,747,940
                                              -----------          -----------
                                               11,558,654           10,343,773
                                              -----------          -----------
  Net Deferred Tax Liability                  $20,486,616          $18,389,548
                                              ===========          ===========

      The following table reconciles the change in the net deferred tax liability to the deferred income tax expense included in the accompanying Statement of Income for the year ended December 31, 1993:

Net change in deferred tax liability per above table              $2,097,068

Change in income taxes refundable through rates                     (810,263)
                                                                  ----------
     Deferred income tax expense for
       the year ended December 31, 1993                           $1,286,805
                                                                  ==========

      In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993. Among the Act's provisions is an increase in the corporate Federal income tax rate from 34% to 35%, retroactive to January 1, 1993. Under SFAS No. 109, the increase in the tax rate has resulted in an increase in the net deferred tax liability and a decrease in income tax related regulatory liabilities. In the above table, this decrease in regulatory liabilities has been included in "Change in income taxes refundable through rates". The increase in the Federal income tax rate has not had a material impact on Union Light's results of operations.

      RETIREMENT INCOME PLANS. Union Light is a participating company under CG&E's trusteed non-contributory retirement income plans covering substantially all regular employees. The benefits are based on the employee's compensation, years of service, and age at retirement. Union Light's funding policy is to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

      The plans' funded status and amounts recognized by CG&E and its subsidiary companies for the years 1993 and 1992 are presented below:

                                                                                December 31,
                                                                           1993            1992
                                                                         --------         --------
                                                                                (Thousands)
     Actuarial present value of benefit obligation:
       Vested benefit obligation......................................   $328,075         $294,114
       Nonvested benefit obligation...................................     32,286           26,891
                                                                         --------         --------
     Total accumulated benefit obligation.............................    360,361          321,005
     Projected future compensation increases..........................    110,332          101,915
                                                                         --------         --------
     Projected benefit obligation for service rendered................    470,693          422,920
     Plans' assets at fair value, primarily stocks and bonds..........    423,052          417,551
                                                                         --------         --------
     Plans' assets in excess of (less than) projected benefit
       obligation.....................................................    (47,641)          (5,369)
     Unrecognized net gain............................................    (15,970)         (55,936)
     Unrecognized prior service cost..................................     29,149           31,995
     Unrecognized net transition asset................................     (7,364)          (7,985)
                                                                         --------         --------
           Accrued pension cost.......................................   $(41,826)        $(37,295)
                                                                         ========         ========

      During 1992, CG&E and its subsidiaries recorded $28.4 million
($2.8 million applicable to Union Light) of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". This amount represented the costs associated with additional benefits extended in connection with an early retirement program and workforce reduction discussed below.

The following assumptions were used in accounting for pensions:

                                                                         1993           1992          1991
                                                                       ---------      --------      --------
   Discount rate used to determine actuarial present value of the
     projected benefit obligation...................................     7.50%          8.25%         8.25%

   Assumed rate of increase in future compensation levels used to determine actuarial present value of the projected benefit
     obligation.....................................................     5.00%          5.75%         5.75%

   Expected long-term rate of return on plans' assets...............     9.50%          9.50%         9.50%

Net pension cost for CG&E and its subsidiary companies for the years 1993, 1992 and 1991 included the following components:

                                                                    1993          1992          1991
                                                                  --------      --------      --------
                                                                               (Thousands)

     Service cost--benefits earned.............................   $  9,174      $  8,767      $  7,973
     Interest cost on projected benefit obligation.............     34,475        30,424        27,903
     Reduction in pension costs from actual return on assets...    (31,371)      (27,015)      (76,705)
     Net amortization and deferral.............................     (4,666)       (7,472)       43,857
                                                                  --------      --------      --------
       Net periodic pension cost...............................   $  7,612      $  4,704      $  3,028
                                                                  ========      ========      ========

      EARLY RETIREMENT PROGRAM AND WORKFORCE REDUCTIONS. As a result of unfavorable rate orders received in 1992, CG&E and its subsidiaries eliminated approximately 900 regular, temporary and contract positions. The workforce reduction was accomplished through a voluntary early retirement program and involuntary separations. At December 31, 1992, the accrued liability for CG&E and its subsidiaries associated with the workforce reduction was $30.4 million ($3.0 million applicable to Union Light), including $28.4 million ($2.8 million for Union Light) of additional pension benefits discussed above. In accordance with a July 1993 Order of the KPSC, Union Light is recovering the majority of these costs associated with gas operations through gas rates over a period of ten years. Costs associated with electric operations shall be addressed by the KPSC in Union Light's next electric rate case. The balance of unrecovered costs at December 31, 1993, totalled $2.9 million and is reflected in "Other Assets" on the Balance Sheet.

      POSTRETIREMENT BENEFITS. Effective January 1, 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS

No. 106). Union Light is a participating company under CG&E's health care and life insurance benefit plans. SFAS No. 106 requires the accrual of the expected cost of providing postretirement benefits other than pensions to an employee and the employee's covered dependents during the employee's active working career. SFAS No. 106 also requires the recognition of the actuarially determined total postretirement benefit obligation earned by existing retirees. CG&E offers health care and life insurance benefits which are subject to SFAS No. 106.

     Life insurance benefits are fully paid by the Companies for qualified employees. Eligibility to receive postretirement coverage is limited to those employees who had participated in the plans and earned the right to postretirement benefits prior to January 1, 1991.

     In 1988, CG&E and its subsidiaries recognized the actuarially determined accumulated benefit obligation for postretirement life insurance benefits earned by retirees. The accumulated benefit obligation for active employees is being amortized over 15 years, the employees' estimated remaining service lives. The accounting for postretirement life insurance benefits is not impacted by the adoption of SFAS No. 106.

     Postretirement health care benefits are subject to deductibles, copayment provisions and other limitations. Retirees can participate in health care plans by paying 100% of the group coverage premium. Prior to the adoption of SFAS No. 106, the cost of postretirement health care benefits was expensed by the Companies as paid. Beginning in 1993, the Companies began recognizing the accumulated postretirement benefit obligation over 20 years in accordance with SFAS No. 106. Currently, SFAS No. 106 health care costs are being expensed.
The adoption of SFAS No. 106 did not have a material effect on results on operations.

     The net periodic postretirement cost for the Companies' postretirement benefit plans for 1993 are presented below.

                                           Health         Life
                                            Care        Insurance      Total
                                           ------       ---------     -------
                                                       (Thousands)
Service cost.......................        $  995        $   116      $ 1,111
Interest cost......................         4,269          1,924        6,193
Amortization of the unrecognized
  transition obligation............         2,584            415        2,999
                                           ------         ------      -------
     Postretirement benefit cost...        $7,848         $2,455      $10,303
                                           ======         ======      =======

      The Companies' accumulated postretirement benefit obligation and accrued postretirement benefit cost under the plans at December 31, 1993 are as follows:

                                            Health        Life
                                             Care       Insurance     Total
                                          ---------     ---------    --------
                                                        (Thousands)
Retirees.................................  $ 22,753      $22,271      $45,024
Active employees eligible to retire......     2,363        1,494        3,857
Other active employees who are plan
  participants...........................    27,501        2,912       30,413
                                           --------      -------      -------
Accumulated postretirement benefit
  obligation.............................    52,617       26,677       79,294
Unrecognized net gain (loss).............     3,822         (249)       3,573
Unrecognized transition obligation.......   (49,104)      (3,733)     (52,837)
                                           --------      -------     --------
   Accrued postretirement benefit cost...  $  7,335      $22,695     $ 30,030
                                           ========      =======     ========

     The following assumptions were used to determine the accumulated postretirement benefits obligation:

                                                December 31,       January 1,
                                                   1993               1993
                                                ------------       ----------
      Discount rate.........................       7.50%              8.25%

      Health care cost trend rate, gradually
         declining to 5% in 2002 and              10.00% to          12.00% to
         2003, respectively.................      13.00%             15.00%

Increasing the assumed medical care cost trend rates by one percentage point in each year would increase the estimated accumulated postretirement benefit obligation as of December 31, 1993 by $10.5 million and the net periodic postretirement cost by $1.2 million. No funding has been established by the Companies for postretirement benefits.

      POSTEMPLOYMENT BENEFITS. In 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires the accrual of the cost of certain postemployment benefits provided to former or inactive employees. The adoption of SFAS No. 112 did not have a material effect on results of operations.

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. The applicable regulatory uniform systems of accounts define "allowance for funds used during construction" (AFC) as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." This amount of AFC constitutes an actual cost of construction and, under established regulatory rate practices, a return on and recovery of such costs heretofore has been permitted in determining the rates charged for utility services.

      AFC was accrued at average pre-tax rates of 8.79%, 3.96% and 8.38% compounded semi-annually for 1993, 1992 and 1991, respectively. AFC represents non-cash earnings and, as a result, does not affect current cash flow.

      STATEMENT OF CASH FLOWS. For purposes of the Statement of Cash Flows, Union Light considers short-term investments having maturities of three months or less at time of purchase to be cash equivalents.

      The cash amounts of interest (net of allowance for borrowed funds used during construction) and income taxes paid by Union Light in 1993, 1992 and 1991 are as follows:

                                          1993          1992          1991
                                       ----------    ----------    ----------
      Interest......................   $8,404,058    $7,597,202    $7,523,242
      Income Taxes..................   $4,001,150    $ (440,612)   $2,395,392

      RECLASSIFICATIONS. Certain reclassifications of previously reported amounts have been made to conform with current classifications. These reclassifications had no effect on earnings on common shares.

(2)   INCOME TAXES:

      The provision for income taxes included in the accompanying Statement of Income consists of the following components:

                                                                Year Ended December 31
                                                       ------------------------------------------
                                                          1993            1992            1991
                                                       ----------      ----------      ----------
     Included in
       operating expenses --

       Currently payable..........................    $  4,749,667    $ (1,218,369)   $  2,750,244
       Deferred -- net
         Liberalized depreciation.................       2,463,794       2,423,410       2,408,482
         Gas costs................................         722,981         442,507      (1,668,695)
         Alternative minimum tax credit
           carryforward...........................         168,796        (168,796)          --
         Unbilled revenues -- net.................        (848,559)       (338,275)        171,137
         Pension and post-employment benefits.....        (493,441)       (238,166)       (180,686)
         Capitalized interest.....................         (73,963)        (57,480)       (135,692)
         Contributions in aid of construction.....        (231,984)        (53,955)       (312,815)
         Allowance for funds used during
           construction...........................          93,263         115,354         220,295
         Workforce reduction......................          40,520          29,834           --
         Uncollectible accounts...................        (244,670)         30,637         (45,841)
         Loss on disposition of utility property..         (56,244)        (56,244)        (56,244)
         Systems costs capitalized................          (7,024)        (31,556)      1,131,473
         Vacation pay.............................          62,058          39,905        (209,205)
         Curb box program -- net..................         116,723          17,371        (192,285)
         Gas refunds..............................        (456,772)          --              --
         Other reserves...........................           --           (315,560)          --
         Other....................................          34,424         (26,949)       (104,555)
       Investment tax credits--net................        (288,329)       (289,195)       (219,557)
                                                      ------------    ------------    ------------
           Total..................................       5,751,240         304,473       3,556,056
                                                      ------------    ------------    ------------
     Included in other income
       and deductions--net
       Currently payable..........................         (42,678)          8,633         (23,896)
       Deferred--net
         Alternative minimum tax credit
           carryforward...........................          (3,097)          3,097           --
                                                      ------------    ------------    ------------
           Total..................................         (45,775)         11,730         (23,896)
                                                      ------------    ------------    ------------
           Total provision........................    $  5,705,465    $    316,203    $  3,532,160
                                                      ============    ============    ============

     Analysis of provision
       Federal income taxes.......................    $  4,370,673    $    166,890    $  2,684,855
       State income taxes.........................       1,334,792         149,313         847,305
                                                      ------------    ------------    ------------
                                                      $  5,705,465    $    316,203    $  3,532,160
                                                      ============    ============    ============

       Federal income taxes (included in the total provision for income tax expense set forth above) are different from the amount which would be computed by applying the statutory Federal income tax rate to income before provision for Federal income taxes; the principal reasons for this difference are as follows:

                                              Year Ended December 31
                                        ------------------------------------
                                           1993         1992        1991
                                           ----         ----        ----
   Pre-tax income.....................  $13,709,248  $1,268,926   $8,741,715
                                        ===========  ==========   ==========

   Tax at statutory Federal income
     tax rate applied to pre-tax
     income...........................  $ 4,798,237  $  431,435   $2,972,183
   Changes in Federal income
     taxes resulting from -

     Allowance for funds used during
      construction which does not
      constitute taxable income.......     (103,824)     15,722      (99,374)
     Excess of book depreciation over
      tax depreciation................      316,178     276,771      188,492
     Amortization of investment
      tax credits.....................     (288,323)   (289,172)    (303,398)
     Cost of removal for
      property retired................     (208,317)   (265,857)    (242,139)
     Medical expense..................         --        29,144        1,988
     Amortization of deferred gains
      on intercompany sales of assets.       25,250      25,958       19,639
     Provision for injuries and
      damages.........................        3,675     (62,104)      (2,288)
     Change in tax rate...............     (136,979)    (56,088)     (62,153)
     Other-net........................      (35,224)     61,081      211,905
                                        -----------  ----------   ----------
           Federal income tax
             provision................  $ 4,370,673  $  166,890   $2,684,855
                                        ===========  ==========   ==========

(3)  CAPITAL STOCK:

     Union Light sold $15 million of Capital Stock to CG&E in December 1992 and has authority from the KPSC to issue up to an additional $15 million of Capital Stock through December 31, 1994. Also in 1992, CG&E purchased, from the remaining minority shareholders, 36-63/94 shares of the capital stock of Union Light. As a result, all of Union Light's Capital Shares are owned by CG&E.


(4)   LONG-TERM DEBT:

      Under the terms of the mortgage indenture securing first mortgage bonds issued by Union Light, substantially all property is subject to a direct first mortgage lien.

                                                                 December 31
                                                       -------------------------------
                                                           1993               1992
                                                           ----               ----
     First mortgage bonds -
       4-3/8% series due 1993....................       $    --           $ 6,500,000
       6-1/2% series due 1999....................        20,000,000        20,000,000
       8    % series due 2003....................        10,000,000        10,000,000
       9-1/2% series due 2008....................        10,000,000        10,000,000
       9.70 % series due 2019....................        20,000,000        20,000,000
      10-1/4% series due 2020....................        30,000,000        30,000,000
                                                        -----------       -----------
                                                         90,000,000        96,500,000
       Less current maturities...................            --             6,500,000
       Unamortized premium (discount) - net......          (828,169)         (894,757)
                                                        -----------       -----------
                                                        $89,171,831       $89,105,243
                                                        ===========       ===========

      Improvement and sinking fund provisions contained in the indenture applicable to the First Mortgage Bonds of Union Light issued prior to 1981 require deposits with the Trustee, on or before April 30 of each year, of amounts in cash and/or principal amount of bonds equal to 1% ($200,000) of the principal amount of bonds of the applicable series originally outstanding less certain designated retirements. In lieu of such cash deposits or delivery of bonds and as permitted under the terms of the indenture, historically Union Light has followed the practice of pledging unfunded property additions to the extent of 166-2/3% of the annual sinking fund requirements.

(5)   RATES:

      Reference is made to "Rate Matters" on page 3 herein with respect to electric and gas rate matters.

(6)   FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of the estimated fair value of certain financial instruments of Union Light. This information does not purport to be a valuation of Union Light as a whole.

      The following methods and assumptions were used to estimate the fair value of each major class of financial instrument of Union Light as required by SFAS No. 107:

      CASH, NOTES PAYABLE, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE. The carrying amount as reflected on the Balance Sheet approximates the fair value of these instruments due to the short period to maturity.

      LONG-TERM DEBT. At December 31, 1993 and 1992, Union Light's first mortgage bonds had an estimated fair value of approximately $107,078,000 and $103,782,000, respectively. The aggregate fair value for the first mortgage bonds is based on the present value of future cash flows. The discount rate used approximates the incremental borrowing cost for similar instruments.


(7)   COMMITMENTS AND CONTINGENCIES:

      In December 1992, CG&E, PSI Resources, Inc. (PSI) and PSI Energy, Inc., PSI's principal subsidiary, an Indiana electric utility (PSI Energy), entered into an agreement which, as subsequently amended (the Merger Agreement) provides for the merger of PSI into a newly formed corporation named CINergy Corp. (CINergy) and the merger of a newly formed subsidiary of CINergy into CG&E. CINergy will become a holding company required to be registered under the Public Utility Holding Company Act of 1935 (PUHCA) with two operating subsidiaries, CG&E and PSI Energy. Union Light will remain a subsidiary of CG&E.

      The merger will be accounted for as a "pooling of interests", and it is anticipated that the transaction will be completed in the third quarter of 1994. The merger is subject to approval by the Securities and Exchange Commission
(SEC) and FERC. Shareholders of both companies approved the merger in November 1993.

     FERC issued conditional approval of the CINergy merger in August 1993, but several intervenors, including The Public Utilities Commission of Ohio (PUCO) and the KPSC, filed for rehearing of that order. On January 12, 1994, FERC withdrew its conditional approval of the merger and ordered the setting of FERC-sponsored settlement procedures to be held.

     On March 4, 1994, CG&E reached a settlement agreement with the PUCO and the Ohio Office of Consumers' Counsel on merger issues identified by FERC. On March 2, PSI Energy and Indiana's consumer representatives had reached a similar agreement. Both settlement agreements have been filed with FERC. These documents address, among other things, the coordination of state and federal regulation and the commitment that neither CG&E nor PSI electric base rates, nor CG&E's gas base rates, will rise because of the merger, except to reflect any effects that may result from the divestiture of CG&E's gas operations if ordered by the SEC in accordance with the requirements of PUHCA discussed below.

     CG&E also filed with FERC a unilateral offer of settlement addressing all
issues raised in the KPSC's application for rehearing with FERC.   Although it
is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application has been filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of Union Light by CINergy. As part of the settlement offer, Union Light will agree not to increase gas base rates as a result of the merger except to reflect any effects that may result from the divestiture of Union Light's gas operations discussed below.

     If the settlement agreements filed with FERC are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

     PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system's utilities. The SEC has interpreted the PUHCA to preclude registered holding companies, with some exceptions, from owning both electric and gas utility systems. The SEC may require that CG&E and Union Light divest their gas properties within a reasonable time after the merger in order to approve the merger as it has done in many cases involving the acquisition by a holding company of a combination gas and electric company. In some cases, the SEC has allowed the retention of the gas properties or deferred the question of divestiture for a substantial period of time. In those cases in which divestiture has taken place, the SEC usually has allowed companies sufficient time to accomplish the divestiture in a manner that protects shareholder value. CG&E and Union Light believe good arguments exist to allow retention of the gas assets, and will request that the Companies be allowed to do so.

      CG&E and Union Light are subject to regulation by various Federal, state and local authorities relative to air and water quality, solid and hazardous waste disposal, and other environmental matters. Compliance programs necessary to meet existing and future environmental laws and regulations will increase the cost of utility service.

     Reference is made to "Gas Operations and Gas Supply" herein for information relating to FERC Order 636 and commitments for the purchase of gas and to "Construction" with respect to estimated construction expenditures.

(8)   COMPENSATING BANK BALANCES AND NOTES PAYABLE:

      At December 31, 1993, Union Light had lines of credit totaling
$30 million, which were maintained by compensating balances. Unused lines of credit at December 31, 1993 totaled $9.0 million (generally subject to withdrawal by the banks). Substantially all of the cash balances of Union Light are maintained to compensate the respective banks for banking services and to obtain lines of credit; however, Union Light has the right of withdrawal of such funds. The maximum amount of outstanding short-term notes payable authorized by Union Light's Board of Directors and approved by FERC to be incurred at any time through December 31, 1994 is $35 million.

(9)   SUPPLEMENTARY INCOME INFORMATION:

      Taxes other than income taxes as set forth in the Statement of Income are as follows:

                                               1993        1992        1991
                                               ----        ----        ----
    Property.............................   $1,939,773  $1,890,386  $1,689,054
    Payroll..............................    1,336,543   1,426,474   1,342,721
    Regulatory Commission Maintenance....      329,755     296,678     261,754
    Other................................       17,260      12,826       9,007
                                            ----------  ----------  ----------
                                            $3,623,331  $3,626,364  $3,302,536
                                            ==========  ==========  ==========


(10)     FINANCIAL INFORMATION BY BUSINESS SEGMENTS:

                                   Operating      Operating       Income      Provision for   Construction
                                   Revenues        Income         Taxes       Depreciation    Expenditures
                                 ------------    ----------    ------------   -------------   ------------
Year Ended December 31, 1993
  Electric...................    $175,712,173   $  9,820,462    $3,078,258     $5,797,594      $16,290,845
  Gas........................      75,744,165      8,115,414     2,672,982      4,015,335        8,133,376
                                 ------------   ------------    ----------     ----------      -----------
    Total....................    $251,456,338   $ 17,935,876    $5,751,240     $9,812,929      $24,424,221
                                 ============   ============    ==========     ==========      ===========

Year Ended December 31, 1992
  Electric...................    $159,689,812   $  4,157,255    $ (441,640)    $4,999,733      $16,459,497
  Gas........................      62,604,209      5,150,048       746,113      3,316,062        8,101,733
                                 ------------   ------------    ----------     ----------      -----------
    Total....................    $222,294,021   $  9,307,303    $  304,473     $8,315,795      $24,561,230
                                 ============   ============    ==========     ==========      ===========

Year Ended December 31, 1991
  Electric...................    $153,365,707   $  9,554,793    $3,377,338     $4,568,758      $17,182,517
  Gas........................      58,950,392      3,829,821       178,718      3,087,341       14,467,229
                                 ------------   ------------    ----------     ----------      -----------
    Total....................    $212,316,099   $ 13,384,614    $3,556,056     $7,656,099      $31,649,746
                                 ============   ============    ==========     ==========      ===========

                                                       December 31,
                                        ----------------------------------------
                                            1993          1992          1991
                                            ----          ----          ----
Property, Plant and Equipment, net -
  Electric..........................    $130,053,966  $119,491,978  $110,541,684
  Gas...............................      98,444,589    94,852,308    89,815,507
                                        ------------  ------------  ------------
                                         228,498,555   214,344,286   200,357,191
Other Corporate Assets..............      57,546,134    54,590,600    41,981,483
                                        ------------  ------------  ------------
  Total Assets......................    $286,044,689  $268,934,886  $242,338,674
                                        ============  ============  ============

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Union Light, Heat and Power Company:

      We have audited the accompanying balance sheet of THE UNION LIGHT, HEAT AND POWER COMPANY (a Kentucky corporation and a subsidiary of The Cincinnati Gas & Electric Company) as of December 31, 1993 and 1992, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Union Light, Heat and Power Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the financial statements, the Company changed its methods of accounting for income taxes, postretirement health care benefits and postemployment benefits effective January 1, 1993.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                              ARTHUR ANDERSEN & CO.




Cincinnati, Ohio,
January 24, 1994.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

      Not Applicable.



                                PART III

Items 10., 11., 12. and 13.
- ---------------------------

      Omitted pursuant to Instruction J(2)(c).

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------  -----------------------------------------------------------------

     (a) Listed below are all financial statements, schedules, and exhibits attached hereto, incorporated herein, and filed as a part of this Annual Report.

       (1)  Financial Statements:

               Statement of Income for the Three Years Ended December 31,
                 1993

               Statement of Cash Flows for the Three Years Ended
                 December 31, 1993

               Balance Sheet, December 31, 1993 and 1992

               Statement of Changes in Shareholders' Equity for the Three
                 Years Ended December 31, 1993

               Notes to Financial Statements

               Report of Independent Public Accountants

       (2)  Financial Statement Schedules:

               #Schedule V -- Property, Plant and Equipment (1993, 1992,
                              and 1991)

               #Schedule VI -- Accumulated Provisions for Depreciation
                               (1993, 1992, and 1991)

               #Schedule VIII -- Other Accumulated Provisions (1993,
                                 1992, and 1991)

               #Schedule IX -- Short-Term Borrowings (1993, 1992, and
                               1991)

       (3)  Exhibits:

               Exhibit
                 No.
               -------

               *3-A        --Copy of Restated Articles of Incorporation
                             made effective May 7, 1976 (filed as Exhibit 1 to Form 8-K, May 1976)
               *3-B        --Copy of By-Laws of Union Light as amended,
                             adopted by shareholders May 3, 1989 (filed as Exhibit 3-B under cover of Form SE dated August 8, 1989)

               *4-A-1      --Copy of First Mortgage dated as of
                             February 1, 1949, between Union Light and The
                             Bank of New York (filed as Exhibit 7 to
                             Registration Statement No. 2-7793)
               *4-A-2      --Copy of Fifth Supplemental Indenture dated as
                             of January 1, 1967, between Union Light and The Bank of New York (filed as Exhibit 2-C-6 to Registration Statement No. 2-60961 of CG&E)
               *4-A-3      --Copy of Seventh Supplemental Indenture dated
                             as of October 1, 1973, between Union Light and
                             The Bank of New York (filed as Exhibit 2-C-7 to Registration Statement No. 2-60961 of CG&E)
               *4-A-4      --Copy of Eighth Supplemental Indenture dated
                             as of December 1, 1978, between Union Light and The Bank of New York (filed as Exhibit 2-C-8 to Registration Statement No. 2-63591 of CG&E)
               *4-A-5      --Copy of Tenth Supplemental Indenture dated as
                             of July 1, 1989 between Union Light and The Bank of New York (filed as Exhibit 4-B to Form 10-Q for the quarter ended June 30, 1989 of CG&E)
               *4-A-6      --Copy of Eleventh Supplemental Indenture dated
                             as of June 1, 1990 between Union Light and The Bank of New York (filed as Exhibit 4-B to
                             Form 10-Q for the quarter ended June 30, 1990 of CG&E)
               *4-A-7      --Copy of Twelfth Supplemental Indenture dated
                             as of November 15, 1990, between Union Light and The Bank of New York (filed as
                             Exhibit 4-B-8 to 1990 Form 10-K of CG&E)
               *4-A-8      --Copy of Thirteenth Supplemental Indenture
                             dated as of August 1, 1992, between Union Light and The Bank of New York (filed as Exhibit 4-B-9 to 1992 Form 10-K of CG&E)
               23          --Consent of Independent Public Accountants
                             dated as of March 15, 1994

     (b) No reports on Form 8-K were filed during the three months ended December 31, 1993.

                                ----------------

          #All schedules other than Schedules V, VI, VIII and IX, are omitted, as the information is not required or is otherwise furnished, per Title 17, Section 210.5-04, CFR.

          *The exhibits with an asterisk have been filed with the Securities and Exchange Commission and are incorporated herein by reference.



                                                                                                                       SCHEDULE V

                                                 THE UNION LIGHT, HEAT AND POWER COMPANY
                                                 ---------------------------------------
                                                      Property, Plant and Equipment
                                                      -----------------------------
                                                   For the Year Ended December 31, 1993
                                                   ------------------------------------


                  Column A                          Column B        Column C       Column D         Column E           Column F
                  --------                          --------        --------       --------         --------           --------
                                                   Balance at                                    Other changes--      Balance at
                                                  December 31,     Additions     Retirements        debit or         December 31,
               Classification                         1992          at cost       or sales         (credit)(a)           1993
               --------------                     ------------    -----------    -----------     ---------------     ------------
ELECTRIC
   Transmission                                   $ 11,018,492    $ 1,275,565     $   38,188        $    6,012      $ 12,261,881

   Distribution                                    136,455,641     13,492,812      2,149,684            (6,012)      147,792,757
   General                                           4,623,499        108,864        123,918           (33,445)        4,575,000
   Completed construction-not classified (b)         6,219,262      1,740,294          --                  --          7,959,556
                                                  ------------    -----------     ----------        ----------      ------------
      Total electric                               158,316,894     16,617,535      2,311,790           (33,445)      172,589,194
                                                  ------------    -----------     ----------        ----------      ------------
 GAS
   Production                                        3,335,222         12,357          --                  --          3,347,579
   Distribution                                    111,159,724      8,478,414        705,379               --        118,932,759
   General                                           3,449,591        229,141        205,470             1,891         3,475,153
   Completed construction-not classified (b)         3,891,351     (1,404,639)         --                  --          2,486,712
                                                  ------------    -----------     ----------        ----------      ------------
      Total gas                                    121,835,888      7,315,273        910,849             1,891       128,242,203
                                                  ------------    -----------     ----------        ----------      ------------

 COMMON                                              8,946,189      9,716,524         14,038            31,554        18,680,229
   Completed construction-not classified (b)            40,820         51,021          --                  --             91,841
                                                  ------------    -----------     ----------        ----------      ------------
      Total common                                   8,987,009      9,767,545         14,038            31,554        18,772,070
                                                  ------------    -----------     ----------        ----------      ------------

      Property, plant and equipment in service    $289,139,791    $33,700,353     $3,236,677        $      --       $319,603,467
                                                  ============    ===========     ==========        ==========      ============
 CONSTRUCTION WORK IN PROGRESS (b)
   Electric                                       $  6,688,415    $(2,114,095)    $    --           $      --       $  4,574,320
   Gas                                               1,106,252       (528,614)         --                  --            577,638
   Common                                            6,541,508     (6,633,423)         --                  --            (91,915)
                                                  ------------    -----------     ----------        ----------      ------------
      Total construction work in progress         $ 14,336,175    $(9,276,132)    $    --           $      --       $  5,060,043
                                                  ============    ===========     ==========        ==========      ============

 Notes:  (a)  Amounts in Column E represent transfers between plant accounts.
         (b)  Additions are net of transfers to plant in service.


                                                                                                                        SCHEDULE V

                                                 THE UNION LIGHT, HEAT AND POWER COMPANY
                                                 ---------------------------------------
                                                      Property, Plant and Equipment
                                                      -----------------------------
                                                   For the Year Ended December 31, 1992
                                                   ------------------------------------


                  Column A                          Column B        Column C       Column D         Column E            Column F
                  --------                          --------        --------       --------         --------            --------
                                                   Balance at                                    Other changes--       Balance at
                                                  December 31,     Additions     Retirements        debit or          December 31,
               Classification                         1991          at cost       or sales         (credit)(a)            1992
               --------------                     ------------    -----------    -----------    --------------      ------------
ELECTRIC
   Transmission                                   $ 10,910,119    $   127,324     $   18,951      $      --         $ 11,018,492

   Distribution                                    126,976,296     11,816,041      2,336,696             --          136,455,641
   General                                           4,250,663      1,163,859        791,713             690           4,623,499
   Completed construction-not classified (b)         4,078,696      2,140,566          --                --            6,219,262
                                                  ------------    -----------     ----------      ----------        ------------
      Total electric                               146,215,774     15,247,790      3,147,360             690         158,316,894
                                                  ------------    -----------     ----------      ----------        ------------
 GAS
   Production                                        3,266,203         69,944            925             --            3,335,222
   Distribution                                    104,138,970      7,701,807        681,053             --          111,159,724
   General                                           3,219,718        457,535        227,662             --            3,449,591
   Completed construction-not classified (b)         4,467,641       (576,290)         --                --            3,891,351
                                                  ------------    -----------     ----------      ----------        ------------
      Total gas                                    115,092,532      7,652,996        909,640             --          121,835,888
                                                  ------------    -----------     ----------      ----------        ------------

 COMMON                                              3,277,215      5,739,406         69,742            (690)          8,946,189
   Completed construction-not classified (b)         4,862,100     (4,821,280)         --                --               40,820
                                                  ------------    -----------     ----------      ----------        ------------
      Total common                                   8,139,315        918,126         69,742            (690)          8,987,009
                                                  ------------    -----------     ----------      ----------        ------------

      Property, plant and equipment in service    $269,447,621    $23,818,912     $4,126,742      $      --         $289,139,791
                                                  ============    ===========     ==========      ==========        ============
 CONSTRUCTION WORK IN PROGRESS (b)
   Electric                                       $  5,785,983    $   902,432     $    --         $      --         $  6,688,415
   Gas                                               1,370,896       (264,644)         --                --            1,106,252
   Common                                            6,436,978        104,530          --                --            6,541,508
                                                  ------------    -----------     ----------      ----------        ------------
      Total construction work in progress         $ 13,593,857    $   742,318     $    --         $      --         $ 14,336,175
                                                  ============    ===========     ==========      ==========        ============

 Notes:  (a)  Amounts in Column E represent transfers between plant accounts.
         (b)  Additions are net of transfers to plant in service.


                                                                                                                      SCHEDULE V

                                                 THE UNION LIGHT, HEAT AND POWER COMPANY
                                                 ---------------------------------------
                                                      Property, Plant and Equipment
                                                      -----------------------------
                                                   For the Year Ended December 31, 1991
                                                   ------------------------------------


                  Column A                          Column B        Column C       Column D         Column E         Column F
                  --------                          --------        --------       --------         --------         --------
                                                   Balance at                                    Other changes--     Balance at
                                                  December 31,     Additions     Retirements        debit or        December 31,
               Classification                         1990          at cost       or sales         (credit)(a)          1991
               --------------                     ------------    -----------    -----------     ---------------    -------------
 ELECTRIC
   Transmission                                   $ 10,765,822    $   163,044     $   19,696        $   949         $ 10,910,119
   Distribution                                    119,999,857      8,342,901      1,365,513           (949)         126,976,296
   General                                           3,948,644      1,376,745      1,074,726            --             4,250,663
   Completed construction-not classified (b)         3,316,390        762,306          --               --             4,078,696
                                                  ------------    -----------     ----------        ----------      ------------
      Total electric                               138,030,713     10,644,996      2,459,935            --           146,215,774
                                                  ------------    -----------     ----------        ----------      ------------
 GAS
   Production                                        3,266,203          --             --               --             3,266,203
   Distribution                                     92,693,329     12,176,102        730,461            --           104,138,970
   General                                           3,148,850        344,233        273,365            --             3,219,718
   Completed construction-not classified (b)         5,306,227       (838,586)         --               --             4,467,641
                                                  ------------    -----------     ----------        ----------      ------------
      Total gas                                    104,414,609     11,681,749      1,003,826            --           115,092,532
                                                  ------------    -----------     ----------        ----------      ------------

 COMMON                                              3,329,345        158,270        210,400            --             3,277,215
   Completed construction-not classified (b)           179,907      4,682,193          --               --             4,862,100
                                                  ------------    -----------     ----------        ----------      ------------
      Total common                                   3,509,252      4,840,463        210,400            --             8,139,315
                                                  ------------    -----------     ----------        ----------      ------------

      Property, plant and equipment in service    $245,954,574    $27,167,208     $3,674,161        $   --          $269,447,621
                                                  ============    ===========     ==========        ==========      ============
 CONSTRUCTION WORK IN PROGRESS (b)
   Electric                                       $  4,010,723    $ 1,775,260     $    --           $   --          $  5,785,983
   Gas                                               1,956,050       (585,154)         --               --             1,370,896
   Common                                            3,144,546      3,292,432          --               --             6,436,978
                                                  ------------    -----------     ----------        ----------      ------------
      Total construction work in progress         $  9,111,319    $ 4,482,538     $    --           $   --          $ 13,593,857
                                                  ============    ===========     ==========        ==========      ============

 Notes:  (a)  Amounts in Column E represent transfers between plant accounts.
         (b)  Additions are net of transfers to plant in service.


                                                                                                                     SCHEDULE VI

                                             THE UNION LIGHT, HEAT AND POWER COMPANY
                                             ---------------------------------------
                                             Accumulated Provisions for Depreciation
                                             ---------------------------------------
                                      For the Years Ended December 31, 1993, 1992 and 1991
                                      ----------------------------------------------------


Column A               Column B                    Column C                            Column D             Column E    Column F
- --------               --------        ---------------------------------------  -------------------------   --------   ----------
                                                      Additions                         Deductions
                                       ---------------------------------------  -------------------------
                                                                     Accrued
                          Balance at                Charged to    depreciation               Salvage and               Balance at
                         beginning of  Charged to transportation  on property   Retirements    cost of                    end of
   Description              period      expenses     clearing      acquired      or sales    removal, net     Other       period
   -----------           ------------  ---------- --------------  ------------  -----------  ------------   ---------  ----------
For the Year Ended
 December 31, 1993
    Electric             $53,266,316   $5,453,817   $363,330    $211,345   $2,311,786    $  (229,730)     $(3,080)     $57,209,672
    Gas                   34,264,800    3,600,175    222,285       1,520      910,839       (560,562)         507       37,739,010
    Common                   958,499      601,437     37,872      29,454       14,037         (1,132)       2,573        1,616,930
    Retirement work in
      progress               642,065       --           --          --           --        1,042,722         --           (400,657)
                         -----------   ----------   --------    --------   ----------    -----------      -------      -----------
                         $89,131,680   $9,655,429   $623,487    $242,319   $3,236,662    $   251,298      $  --        $96,164,955
                         ===========   ==========   ========    ========   ==========    ===========      =======      ===========
For the Year Ended
 December 31, 1992
    Electric             $49,988,077   $4,928,160   $356,861    $485,705   $3,021,940    $  (529,112)    $    341      $53,266,316
    Gas                   32,153,477    3,109,805    214,165         682      909,645        303,684         --         34,264,800
    Common                   900,220      120,330     37,131       2,158       69,742         31,257         (341)         958,499

    Retirement work in
      progress              (357,487)      --           --           --        --           (999,552)        --            642,065
                         -----------   ----------   --------    --------   ----------    -----------      -------      -----------
                         $82,684,287   $8,158,295   $608,157    $488,545   $4,001,327    $(1,193,723)    $   --        $89,131,680
                         ===========   ==========   ========    ========   ==========    ===========      =======      ===========

For the Year Ended
 December 31, 1991

    Electric             $47,424,282   $4,539,338   $290,317    $299,832   $2,459,936    $   105,756      $  --         49,988,077
    Gas                   30,262,427    2,902,946    207,632         427    1,003,828        216,127         --         32,153,477
    Common                 1,080,854       56,315     33,785       9,326      210,400         69,660         --            900,220
    Retirement work in
      progress              (560,657)      --           --          --         --           (203,170)        --           (357,487)
                         -----------   ----------   --------    --------   ----------    -----------      -------      -----------
                         $78,206,906   $7,498,599   $531,734    $309,585   $3,674,164    $   188,373      $  --        $82,684,287
                         ===========   ==========   ========    ========   ==========    ===========      =======      ===========


                                                                                                                    SCHEDULE VIII

                                             THE UNION LIGHT, HEAT AND POWER COMPANY
                                             ---------------------------------------
                                                  Other Accumulated Provisions
                                                  ----------------------------
                                              For the Year Ended December 31, 1993
                                              ------------------------------------


          Column A                              Column B                Column C                    Column D          Column E
          --------                              --------               --------                    --------           --------
                                                                       Additions
                                                               --------------------------        Deductions for
                                                Balance at                     Charged to      purposes for which    Balance at
                                               December 31,    Charged to         other            provisions       December 31,
        Description                                1992         expenses        accounts           were made            1993
        -----------                            ------------    ----------      ----------     ------------------    ------------

Shown on asset side of balance sheet
- ------------------------------------

     Doubtful accounts                         $ 1,000,629     $2,632,062     $     2,937         $2,026,484        $ 1,609,144
                                               ===========     ==========     ===========         ==========        ===========

     Deferred income taxes (a)                 $ 3,717,402     $  526,919     $(4,559,523)(b)     $ (315,202)       $    --
                                               ===========     ==========     ===========         ==========        ===========


Shown on liability side of balance sheet
- ----------------------------------------

     Deferred income taxes                     $27,609,241     $1,203,910     $(9,251,551)(b)     $ (925,016)       $20,486,616
                                               ===========     ==========     ===========         ==========        ===========

     Investment tax credits                    $ 5,939,519     $       (6)    $    --             $  288,323        $ 5,651,190
                                               ===========     ==========     ===========         ==========        ===========

     Income taxes refundable through rates     $    --         $   --         $ 4,692,028 (b)     $   --            $ 4,692,028
                                               ===========     ==========     ===========         ==========        ===========

     Other liabilities and deferred credits-

        Customers' advances for construction   $ 1,822,950     $   --         $  (161,821)(c)     $   --            $ 1,661,129

        Injuries and damages                       143,000        641,662          --                659,662            125,000

        Other                                    9,820,104      1,504,904       2,695,228          1,065,847         12,954,389(d)
                                               -----------     ----------     -----------         ----------        -----------
                                               $11,786,054     $2,146,566     $ 2,533,407         $1,725,509        $14,740,518
                                               ===========     ==========     ===========         ==========        ===========

Notes:  (a)  Included in Other Assets on the Balance Sheet.
        (b)  Reflects the adoption of SFAS No. 109, "Accounting for Income Taxes", in 1993.
        (c)  Net of refunds and forfeited advances.
        (d)  Includes $2.8 million of additional pension benefits extended in connection with an early retirement program and workforce reduction, $2.3 million of accrued post-retirement life insurance benefits, $1.2 million of gas costs refundable to customers and $.7 million of post-retirement health care costs.  See Note 1 to the Financial Statements for additional information.


                                                                                                                   SCHEDULE VIII

                                            THE UNION LIGHT, HEAT AND POWER COMPANY
                                             ---------------------------------------
                                                  Other Accumulated Provisions
                                                  ----------------------------
                                              For the Year Ended December 31, 1992
                                              ------------------------------------


          Column A                              Column B                Column C                    Column D         Column E
          --------                              --------                --------                    --------         --------
                                                                        Additions
                                                                --------------------------        Deductions for
                                                Balance at                      Charged to      purposes for which   Balance at
                                               December 31,     Charged to         other            provisions      December 31,
        Description                                1991          expenses        accounts           were made           1992
        -----------                            ------------     ----------      ----------     ------------------   ------------

Shown on asset side of balance sheet
- ------------------------------------

     Doubtful accounts                         $ 1,081,527      $2,448,314      $    9,345         $2,538,557       $ 1,000,629
                                               ===========      ==========      ==========         ==========       ===========

     Deferred income taxes (a)                 $ 3,002,707      $3,761,524      $  378,914         $3,425,743       $ 3,717,402
                                               ===========      ==========      ==========         ==========       ===========


Shown on liability side of balance sheet
- ----------------------------------------

     Deferred income taxes                     $25,079,412      $2,379,980      $  378,914         $  229,065       $27,609,241
                                               ===========      ==========      ==========         ==========       ===========

     Investment tax credits                    $ 6,228,714      $      (23)     $   --             $  289,172       $ 5,939,519
                                               ===========      ==========      ==========         ==========       ===========

     Other liabilities and deferred credits-

        Customers' advances for construction   $ 2,128,090      $   --          $ (305,140)(b)     $   --           $ 1,822,950

        Injuries and damages                       328,000       1,431,858          --              1,616,858           143,000

        Other                                    6,175,985       1,000,993       3,304,592            661,466         9,820,104(c)
                                               -----------      ----------      ----------         ----------       -----------
                                               $ 8,632,075      $2,432,851      $2,999,452         $2,278,324       $11,786,054
                                               ===========      ==========      ==========         ==========       ===========

Notes:  (a)  Included in Other Assets on the Balance Sheet.
        (b)  Net of refunds and forfeited advances.
        (c)  Includes $2.8 million of additional pension benefits extended in connection with an early retirement program and workforce reduction and $2.2 million of accrued post-retirement life insurance benefits.  See Note 1 to the
             Financial Statements for additional information.


                                                                                                                   SCHEDULE VIII

                                             THE UNION LIGHT, HEAT AND POWER COMPANY
                                             ---------------------------------------
                                                  Other Accumulated Provisions
                                                  ----------------------------
                                              For the Year Ended December 31, 1991
                                              ------------------------------------


          Column A                              Column B                Column C                    Column D         Column E
          --------                              --------                --------                    --------         --------
                                                                        Additions
                                                                --------------------------        Deductions for
                                                Balance at                      Charged to      purposes for which   Balance at
                                               December 31,     Charged to         other            provisions      December 31,
        Description                                1990          expenses        accounts           were made           1991
        -----------                            ------------     ----------      ----------     ------------------   ------------

Shown on asset side of balance sheet
- ------------------------------------

     Doubtful accounts                         $ 1,007,713      $2,233,807      $    6,017         $2,166,010       $ 1,081,527
                                               ===========      ==========      ==========         ==========       ===========

     Deferred income taxes (a)                 $ 1,609,742      $4,404,916      $ (529,649)        $2,482,302       $ 3,002,707
                                               ===========      ==========      ==========         ==========       ===========


Shown on liability side of balance sheet
- ----------------------------------------

     Deferred income taxes                     $22,661,078      $3,360,009      $ (529,649)        $  412,026       $25,079,412
                                               ===========      ==========      ==========         ==========       ===========

     Investment tax credits                    $ 6,454,885      $   77,227      $   --             $  303,398       $ 6,228,714
                                               ===========      ==========      ==========         ==========       ===========

     Other liabilities and deferred credits-

        Customers' advances for construction   $ 1,907,560      $   --          $  220,530(b)      $    --          $ 2,128,090

        Injuries and damages                       330,000         613,022          --                615,022           328,000

        Other                                    4,780,523       3,743,985        (449,955)         1,898,568         6,175,985(c)
                                               -----------      ----------      ----------         ----------       -----------
                                               $ 7,018,083      $4,357,007      $ (229,425)        $2,513,590       $ 8,632,075
                                               ===========      ==========      ==========         ==========       ===========

Notes:  (a)  Included in Other Assets on the Balance Sheet.
        (b)  Net of refunds and forfeited advances.
        (c)  Includes $2.1 million of accrued post-retirement life insurance benefits.


                                                                                                                    SCHEDULE IX






                                             THE UNION LIGHT, HEAT AND POWER COMPANY
                                             ---------------------------------------
                                                      Short-Term Borrowings
                                                      ---------------------
                                      For the Years Ended December 31, 1993, 1992 and 1991
                                      ----------------------------------------------------


            Column A                    Column B           Column C            Column D           Column E          Column F
           -----------                 ----------      ----------------   ------------------   --------------   -----------------
           Category of                                                                         Average amount       Weighted
            aggregate                    Balance                            Maximum amount      outstanding      average interest
           short-term                   at end of      Weighted average   outstanding during     during the      rate during the
           borrowings                    period         interest rate        the period          period (a)         period (a)
           -----------                 ----------      ----------------   ------------------   --------------   -----------------



For the Year Ended December 31, 1993
    Bank Loans (b)                     $25,000,000           3.48%           $25,000,000         $ 5,565,753           3.34%



For the Year Ended December 31, 1992
    Bank Loans (b)                     $ 6,500,000           3.57%           $34,000,000         $17,867,486           4.17%



For the Year Ended December 31, 1991
    Bank Loans (b)                     $25,000,000           4.81%           $25,000,000         $ 6,902,740           5.94%





Notes:  (a)  Computed by using the average daily borrowings outstanding during the period.
        (b)  Bank loans consist of notes issued for 90 days or less.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 1994.

                                    THE UNION LIGHT, HEAT AND POWER COMPANY


                                    By          Jackson H. Randolph
                                       ______________________________________
                                               (Jackson H. Randolph,
                                          Chairman of the Board, President
                                            and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(i)   Principal Executive Officer:

                                        Chairman of the Board,
                                         President and Chief
        Jackson H. Randolph               Executive Officer    March 15, 1994
_____________________________________
       (Jackson H. Randolph)


(ii)  Principal Financial Officer:


                                        Senior Vice-President
                                              Finance
          C. R. Everman                     and Director       March 15, 1994
 ____________________________________
       (C. Robert Everman)


(iii) Principal Accounting Officer:



          Daniel R. Herche                   Controller        March 15, 1994
_____________________________________
         (Daniel R. Herche)

(iv)  A Majority of the Board of Directors:



            Terry E. Bruck                    Director         March 15, 1994
_____________________________________
           (Terry E. Bruck)


            James J. Mayer                    Director         March 15, 1994
_____________________________________
           (James J. Mayer)


           George H. Stinson                  Director         March 15, 1994
_____________________________________
          (George H. Stinson)


             W. D. Waymire                    Director         March 15, 1994
_____________________________________
           (W. Denis Waymire)


               R. P. Wiwi                     Director         March 15, 1994
_____________________________________
              (R. P. Wiwi)