Form 10-Q
period 1994-03-31
UNION LIGHT HEAT & POWER CO
filed 1994-05-12
CIK 100858

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1994

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                           Commission file number 2-7793



                     THE UNION LIGHT, HEAT AND POWER COMPANY

              (Exact name of registrant as specified in its charter)


           KENTUCKY                                    31-0473080
   (State of incorporation)                (I.R.S. Employer Identification No.)



   139 EAST FOURTH ST., CINCINNATI, OHIO                  45202
  (Address of principal executive offices)             (Zip Code)




                                   513-381-2000
                         (Registrant's telephone number)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    . No        .
                                       --------    --------

               Capital Shares, Par Value $15.00 Per Share
            585,333 Shares Outstanding as of April 30, 1994


                                              THE UNION LIGHT, HEAT AND POWER COMPANY
                                                        STATEMENT OF INCOME


                                                                        Three Months Ended                Twelve Months Ended
                                                                             March 31                           March 31
                                                                        1994           1993               1994            1993
OPERATING REVENUES
  Electric......................................................    $45,190,209    $42,849,518        $178,052,864    $164,998,865
  Gas...........................................................     36,800,017     31,424,677          81,119,505      68,224,932
                                                                    -----------    -----------        ------------    ------------

        Total operating revenues................................     81,990,226     74,274,195         259,172,369     233,223,797
                                                                    -----------    -----------        ------------    ------------
OPERATING EXPENSES
  Electricity purchased from parent company for resale..........     35,554,671     33,680,783         136,163,955     130,180,008
  Gas purchased.................................................     22,409,254     19,945,601          45,843,940      39,979,265
  Other operation...............................................      7,620,424      7,320,612          30,695,239      30,847,581
  Maintenance...................................................      1,253,587      1,253,689           6,267,079       6,176,217
  Provision for depreciation....................................      2,615,738      2,216,296          10,212,371       8,504,009
  Taxes other than income taxes.................................      1,025,113        965,291           3,683,153       3,591,065
  Federal income taxes..........................................      3,720,950      2,789,050           4,546,219         118,931
  State income taxes............................................        960,505        800,720           1,295,133          74,110
  Deferred income taxes--net....................................       (900,739)      (993,750)          1,094,584       1,818,451
                                                                    -----------    -----------        ------------    ------------
        Total operating expenses................................     74,259,503     67,978,292         239,801,673     221,289,637
                                                                    -----------    -----------        ------------    ------------
OPERATING INCOME................................................      7,730,723      6,295,903          19,370,696      11,934,160
                                                                    -----------    -----------        ------------    ------------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used during construction............         (2,088)       135,833             158,718         126,982
  Other income and deductions--net..............................        398,909        (77,299)            (57,712)        (26,281)
                                                                    -----------    -----------        ------------    ------------
        Total other income and deductions.......................        396,821         58,534             101,006         100,701
                                                                    -----------    -----------        ------------    ------------
INCOME BEFORE INTEREST CHARGES..................................      8,127,544      6,354,437          19,471,702      12,034,861
                                                                    -----------    -----------        ------------    ------------
INTEREST CHARGES
  interest on long-term debt....................................      2,016,250      2,087,344           8,136,061       7,872,709
  Other interest................................................        152,590         32,689             451,400         679,162
  Amortization of debt discount, premium and other..............         26,551         22,398              93,745          71,096
  Allowance for borrowed funds used during construction--credit.        (29,421)       (99,609)           (198,038)       (384,081)
                                                                    -----------    -----------        ------------    ------------
        Net interest charges....................................      2,165,970      2,042,822           8,483,168       8,238,886
                                                                    -----------    -----------        ------------    ------------
NET INCOME......................................................    $ 5,961,574    $ 4,311,615        $ 10,988,534    $  3,795,975
                                                                    ===========    ===========        ============    ============
AVERAGE NUMBER OF CAPITAL SHARES OUTSTANDING....................        585,333        585,333             585,333         518,666

EARNINGS PER CAPITAL SHARE......................................    $     10.18    $      7.36        $      18.77    $       7.32

DIVIDENDS DECLARED PER CAPITAL SHARE............................    $    --        $    --            $       5.00    $     --


               THE UNION LIGHT, HEAT AND POWER COMPANY

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


Results of Operations
- - ---------------------

     Earnings per capital share increased by $2.82 and $11.45 for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993 due to the implementation of a gas rate increase in April 1993, increased gas and electric sales volumes and cost control efforts.

     Electric operating revenues increased $2.3 million and $13.1 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993 primarily due to increases in electric Kwh sales of 5.1% and 5.9%.

     Gas operating revenues increased $5.4 million and $12.9 million, respectively, for the three and twelve month periods ended March 31, 1994, over the comparable periods of 1993 due to the operation of an adjustment clause reflecting increases in the cost of gas purchased, the implementation of a rate increase in April 1993, and increases in gas Mcf volumes sold and transported of 6.3% and 3.3%.

     Electricity purchased increased $1.9 million and $6.0 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993 primarily due to increases in Kwh volumes purchased of 5.1% and 6.1%.

     Gas purchased expense increased $2.5 million and $5.9 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993 due to increases in the average cost per Mcf purchased of 5.8% and 7.9%, and to increases in volumes purchased of 6.2% and 6.3%.

     Depreciation expense increased $.4 million and $1.7 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993 due to an increase in depreciable plant in service, and to increases in depreciation accrual rates on gas and common plant in accordance with a 1993 Kentucky Public Service Commission (KPSC) rate order.

     Allowance for funds used during construction decreased
$.2 million for both the three and twelve month periods ended
March 31, 1994, from the comparable periods of 1993 primarily due to lower levels of construction work in progress.

     Other income and deductions-net increased $.5 million for the three month period ended March 31, 1994, over the comparable period of 1993 primarily due to the transfer of Union Light's subsidiary, Enertech Associates International, Inc., to another subsidiary of Union Light's parent company, The Cincinnati Gas & Electric Company (CG&E).

     Other interest expense increased $.1 million for the three month period ended March 31, 1994, over the comparable period of 1993 primarily due to an increase in the average amount of short-term borrowings outstanding. Other interest expense decreased $.2 million for the twelve month period ended March 31, 1994, primarily due to a decrease in the average amount of short-term borrowings outstanding.




Liquidity and Capital Resources
- - -------------------------------

     The construction expenditures for Union Light for the first quarter of 1994 were approximately $4.0 million and are expected to be $20.3 million for the year 1994. Over the five years 1994-1998, construction expenditures are expected to be $120.2 million. These estimates are under continuing review and subject to adjustment. Construction and financing plans for the future are dependent on, among other things, the amount and timing of rate changes, sales volumes, changes in construction plans, cost control efforts, market conditions, regulatory actions and the ability to obtain financing. Short-term indebtedness will be used to supplement internal sources of funds for the interim financing of the construction program. The Federal Energy Regulatory Commission (FERC) has authorized Union Light to issue a maximum amount of short-term indebtedness of $35 million through December 31, 1994, and $13.5 million of short-term borrowings were outstanding at March 31, 1994. Union Light has authority to issue to CG&E up to $15 million of Capital Stock through December 31, 1994.

      The issuance of first mortgage bonds by Union Light is limited by earnings coverage and fundable property provisions of Union Light's First Mortgage Indenture. In addition, certain provisions in the mortgage indenture of CG&E prohibit the sale by Union Light of debt securities except to CG&E if, after giving effect to the sale of such securities, the outstanding debt securities of Union Light are in excess of 75% of the net plant of Union Light. In accordance with the most restrictive of these provisions, Union Light would have been permitted to issue at March 31, 1994, at least $75 million of additional first mortgage bonds.

Pending Merger
- - --------------

     CG&E has entered into a merger agreement with PSI Resources, Inc. (PSI) and PSI Energy, Inc., PSI's principal subsidiary, an Indiana electric utility (PSI Energy) with a service area contiguous to that of CG&E. Under the merger agreement, CG&E and PSI will become subsidiaries of a newly formed corporation named CINergy Corp., which will be a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The merger will be accounted for as a "pooling-of-interests", and Union Light will remain a subsidiary of CG&E.

     The merger is subject to approval by the Securities and Exchange Commission (SEC) and FERC. Shareholders of CG&E and PSI have already approved the CINergy merger at special meetings held in November 1993. CG&E presently anticipates that all approvals needed for the merger will be received by the end of the third quarter of 1994.

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

     CG&E also filed with FERC a unilateral offer of settlement addressing all issues raised in the KPSC's application for rehearing with FERC. The settlement offer commits Union Light, among other things, to "hold harmless" its retail gas customers from the effects of the merger on Union Light's retail gas base rates that become effective on or after the date of the merger and prior to January 1, 2003. However, Union Light's offer will not apply to any effects that may result from the divestiture of Union Light's gas operations, discussed below. Although it is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application was filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of Union Light by CINergy. A hearing on the KPSC application was held on May 10, 1994. In testimony filed in the hearing, CG&E and Union Light made, in addition to other commitments, an offer to the KPSC that Union Light would also "hold harmless" retail electric customers and would agree to an electric rate moratorium commencing after Union Light's next retail rate case and extending to January 1, 2000. An order on the application is expected in mid-May.

     The 30-day period for commenting on settlements and agreements filed with FERC ended on April 21. During that period, the FERC trial staff filed comments with the commission recommending that FERC approve the settlements. However, the merger is still being opposed by various other parties. If the settlement agreements are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

     PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates the rendering of services by holding company affiliates to the system s utilities. PUHCA has been interpreted to preclude the ownership of both electric and gas utility systems. As a result, the SEC may require divestiture of CG&E s and Union Light's gas properties within a reasonable time after the merger. CG&E and Union Light believe good arguments exist to allow retention of the gas assets and will request that the Companies be allowed to do so.

                                       THE UNION LIGHT, HEAT AND POWER COMPANY

                                               STATEMENT OF CASH FLOWS

                                                             Three Months Ended              Twelve Months Ended
                                                                  March 31                         March 31
                                                            1994            1993            1994            1993

Cash Flows From Operations:
  Net Income.......................................... $  5,961,574    $  4,311,615   $  10,988,534    $  3,795,975
  Adjustments to reconcile net income to net cash:
    Deferred gas and electric fuel costs -- net.......    2,267,324       3,566,505      (1,343,817)       (797,514)
    Depreciation......................................    2,615,738       2,216,296      10,212,371       8,504,009
    Allowance for other funds used during
      construction....................................        2,088        (135,833)       (158,718)       (126,982)
    Deferred income taxes and investment tax
      credits -- net..................................     (900,739)       (993,750)      1,091,487       1,821,548
    Other -- net......................................     (265,715)        925,080       2,184,247       2,957,510
    Change in current assets and liabilities:
      Receivables and unbilled revenues...............   (1,597,859)     (4,136,139)     (3,320,475)     (9,514,040)
      Materials and supplies..........................    4,629,934       3,070,523         (23,567)       (611,625)
      Other current assets............................      163,821         147,527         635,750        (617,650)
      Accounts payable and other current liabilities..    2,071,236        (472,644)        939,647       4,286,661
                                                       ------------    ------------    ------------    ------------
          Total adjustments...........................    8,985,828       4,187,565      10,216,925       5,901,917
                                                       ------------    ------------    ------------    ------------
          Net cash provided by operations.............   14,947,402       8,499,180      21,205,459       9,697,892
                                                       ------------    ------------    ------------    ------------

Cash Flows From Investing:
  Construction expenditures (less allowance for other
    funds used during construction)...................   (4,036,242)     (5,260,558)    (22,903,266)    (23,060,590)
  Gain on disposition of assets.......................       43,388          40,284         989,067       1,242,436
                                                       ------------    ------------    ------------    ------------
          Net cash used in investing activities.......   (3,992,854)     (5,220,274)    (21,914,199)    (21,818,154)
                                                       ------------    ------------    ------------    ------------

Cash Flows From Financing:
  Capital stock proceeds..............................       --              --              --          15,000,000
  Long-term debt proceeds.............................       --              --              --          19,670,800
  Retirement of long-term debt........................       --              --          (6,500,000)         --
  Net short-term borrowings...........................  (11,500,000)     (2,500,000)      9,500,000     (21,500,000)
  Dividends paid on capital shares....................       --              --          (2,926,665)         --
                                                       ------------    ------------    ------------    ------------
          Net cash provided by (used in)
            financing activities......................  (11,500,000)     (2,500,000)         73,335      13,170,800
                                                       ------------    ------------    ------------    ------------
          Net increase (decrease) in cash and
            temporary cash investments................     (545,452)        778,906       (635,405)       1,050,538

Cash and temporary cash investments -- beginning
  of period...........................................    2,477,343       1,788,390       2,567,296       1,516,758
                                                       ------------    ------------    ------------    ------------

Cash and temporary cash investments -- end of period.. $  1,931,891    $  2,567,296    $  1,931,891    $  2,567,296
                                                       ============    ============    ============    ============

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
  Interest (net of allowance for borrowed funds
    used during construction)......................... $  1,695,318    $  1,684,664    $  8,414,712    $  7,969,519
  Income taxes........................................ $    456,349    $   (150,000)   $  4,607,499    $   (591,387)


                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                  BALANCE SHEET


                                                        March 31      December 31
                                                          1994           1993


                                      ASSETS

UTILITY PLANT......................................   $328,093,365   $324,663,510
   Less--Accumulated provisions for depreciation...     98,263,281     96,164,955
                                                      ------------   ------------
                                                       229,830,084    228,498,555
                                                      ------------   ------------
CURRENT ASSETS
   Cash............................................      1,931,891      2,477,343
   Accounts receivable--net........................     32,765,332     25,564,221
   Accrued unbilled revenues.......................     11,525,468     17,128,720
   Materials and supplies..........................      4,034,447      8,664,381
   Prepayments.....................................        539,422        703,243
                                                      ------------   ------------
                                                        50,796,560     54,537,908
                                                      ------------   ------------
DEFERRED DEBITS AND OTHER..........................      3,326,429      3,008,226
                                                      ------------   ------------
                                                      $283,953,073   $286,044,689
                                                      ============   ============



                                   LIABILITIES
CAPITALIZATION
   Shareholder's equity............................   $102,907,870   $ 96,946,296
   Long-term debt..................................     89,188,478     89,171,831
                                                      ------------   ------------
                                                       192,096,348    186,118,127
                                                      ------------   ------------
CURRENT LIABILITIES
   Notes payable...................................     13,500,000     25,000,000
   Accounts payable................................      5,307,415      6,914,373
   Accounts payable to associated companies--net...     14,263,982     17,118,008
   Accrued taxes...................................      4,178,011       (434,538)
   Accrued interest on debt........................      2,570,384      2,126,283
   Other...........................................      5,107,654      3,632,084
                                                      ------------   ------------
                                                        44,927,446     54,356,210
                                                      ------------   ------------
DEFERRED CREDITS AND OTHER
   Deferred income taxes...........................     20,361,893     20,486,616
   Investment tax credits..........................      5,579,652      5,651,190
   Income taxes refundable through rates...........      3,987,550      4,692,028
   Other...........................................     17,000,184     14,740,518
                                                      ------------   ------------
                                                        46,929,279     45,570,352
                                                      ------------   ------------
                                                      $283,953,073   $286,044,689
                                                      ============   ============


             THE UNION LIGHT, HEAT AND POWER COMPANY

                  NOTES TO FINANCIAL STATEMENTS


     The accompanying information reflects, in the opinion of the management of the Company, all adjustments necessary to present fairly the results for the interim periods. All such adjustments are of a normal recurring nature. Reference should be made to the Company's Form 10-K for the year 1993 for additional footnote disclosure, including a summary of significant accounting policies.



                PART II.  OTHER INFORMATION


Item 5.  Other Information.
- - -------  -----------------

Employee Relations
- - ------------------

     A new three-year contract has been negotiated with the International Brotherhood of Electrical Workers representing approximately 90 employees. In addition to benefit improvements, the contract provides for wage increases of 3.5% in 1994 and 3.25% in 1995 and 1996.

     A wage reopener provision for the third and final year of the existing contract with the Independent Utilities Union, which represents approximately 80 clerical and technical employees, is currently being negotiated.

     A collective bargaining agreement with the United
Steelworkers of America, representing about 110 employees in gas operations, expires on May 15, 1994, and presently is being negotiated.


Item 6.  Exhibits and Reports on Form 8-K.
- - -------  ---------------------------------

          (b) No reports on Form 8-K were filed during the three months ended March 31, 1994.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNION LIGHT, HEAT AND POWER COMPANY
                         ---------------------------------------
                                       (Registrant)



Date: May 11, 1994                   Daniel R. Herche
                         ---------------------------------------
                               Daniel R. Herche, Controller
                                 (Duly Authorized Officer
                               and Chief Accounting Officer)
                                        (Signature)