Form 10-Q
period 1994-06-30
UNION LIGHT HEAT & POWER CO
filed 1994-08-12
CIK 100858

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1994

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

               Capital Shares, Par Value $15.00 Per Share
             585,333 Shares Outstanding as of July 31, 1994

                                                      THE UNION LIGHT, HEAT AND POWER COMPANY
                                                                STATEMENT OF INCOME


                                                     Three Months Ended          Six Months Ended           Twelve Months Ended
                                                           June 30                    June 30                     June 30
                                                      1994         1993          1994         1993           1994         1993
OPERATING REVENUES
  Electric......................................  $43,735,866  $40,782,403   $88,926,075  $83,631,921   $181,006,327  $166,783,865
  Gas...........................................    9,586,814   11,742,191    46,386,831   43,166,868     78,964,128    69,998,670
                                                  -----------  -----------   -----------  -----------   ------------  ------------
        Total operating revenues................   53,322,680   52,524,594   135,312,906  126,798,789    259,970,455   236,782,535
                                                  -----------  -----------   -----------  -----------   ------------  ------------
OPERATING EXPENSES
  Electricity purchased from parent company for
    resale......................................   32,552,165   30,406,560    68,106,836   64,087,343    138,309,560   128,669,200
  Gas purchased.................................    4,799,776    5,636,528    27,209,030   25,582,129     45,007,188    40,744,654
  Other operation...............................    7,720,278    7,066,488    15,340,702   14,387,100     31,349,029    30,141,860
  Maintenance...................................    1,488,207    1,487,394     2,741,794    2,741,083      6,267,892     5,788,616
  Provision for depreciation....................    2,633,217    2,253,228     5,248,955    4,469,524     10,592,360     8,659,306
  Taxes other than income taxes.................      990,331      961,376     2,015,444    1,926,667      3,712,108     3,601,186
  Federal income taxes..........................     (536,793)     (35,353)    3,184,157    2,753,697      4,044,779     1,635,988
  State income taxes............................     (128,026)       1,097       832,479      801,817      1,166,010       467,871
  Deferred income taxes--net....................    1,110,784    1,034,660       210,045       40,910      1,170,708     2,034,716
                                                  -----------  -----------   -----------  -----------   ------------  ------------
        Total operating expenses................   50,629,939   48,811,978   124,889,442  116,790,270    241,619,634   221,743,397
                                                  -----------  -----------   -----------  -----------   ------------  ------------
OPERATING INCOME................................    2,692,741    3,712,616    10,423,464   10,008,519     18,350,821    15,039,138
                                                  -----------  -----------   -----------  -----------   ------------  ------------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used during
    construction................................       13,185      139,520        11,097      275,353         32,383       268,423
  Other income and deductions--net..............      (20,209)    (206,368)      378,700     (283,667)       128,447      (219,504)
                                                  -----------  -----------   -----------  -----------   ------------  ------------
        Total other income and deductions.......       (7,024)     (66,848)      389,797       (8,314)       160,830        48,919
                                                  -----------  -----------   -----------  -----------   ------------  ------------
INCOME BEFORE INTEREST CHARGES..................    2,685,717    3,645,768    10,813,261   10,000,205     18,511,651    15,088,057
                                                  -----------  -----------   -----------  -----------   ------------  ------------
INTEREST CHARGES
  Interest on long-term debt....................    2,016,250    2,087,344     4,032,500    4,174,688      8,064,967     8,197,708
  Other interest................................       64,311       29,168       216,901       61,857        486,543       457,262
  Amortization of debt discount, premium and
    other.......................................       23,019       22,398        49,570       44,796         94,366        84,974
  Allowance for borrowed funds used during
    construction--credit........................      (45,765)    (100,916)      (75,186)    (200,525)      (142,887)     (364,579)
                                                  -----------  -----------   -----------  -----------   ------------  ------------
        Net interest charges....................    2,057,815    2,037,994     4,223,785    4,080,816      8,502,989     8,375,365
                                                  -----------  -----------   -----------  -----------   ------------  ------------
NET INCOME......................................  $   627,902  $ 1,607,774   $ 6,589,476  $ 5,919,389   $ 10,008,662  $  6,712,692
                                                  ===========  ===========   ===========  ===========   ============  ============
AVERAGE NUMBER OF CAPITAL SHARES OUTSTANDING....      585,333      585,333       585,333      585,333        585,333       543,666

EARNINGS PER CAPITAL SHARE......................  $      1.07  $      2.74   $     11.26  $     10.11   $      17.10  $      12.34

DIVIDENDS DECLARED PER CAPITAL SHARE............  $    --      $    --       $    --      $    --       $       5.00  $     --


               THE UNION LIGHT, HEAT AND POWER COMPANY

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


Results of Operations
- ---------------------

     Electric operating revenues increased $3.0 million, $5.3 million and $14.2 million for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993 due to increases in electric Kwh sales of 6.1%, 5.6% and 6.1% and to the operation of an adjustment clause reflecting increases in the cost of electricity purchased.

     Gas operating revenues decreased $2.2 million for the three month period ended June 30, 1994, from the comparable period of 1993 due to a decrease in gas Mcf volumes sold and transported of 11.2% and to the operation of an adjustment clause reflecting decreases in the cost of gas purchased. Gas operating revenues increased $3.2 million and $9.0 million for the six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993 due to the operation of an adjustment clause reflecting increases in the cost of gas purchased, the implementation of a rate increase in April 1993, and increases in gas Mcf volumes sold and transported of 1.7% and 3.1%.

     Electricity purchased increased $2.1 million, $4.0 million and $9.6 million for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993 due to increases in Kwh volumes purchased of 6.2%, 5.6% and 6.0% and to increases in the average cost per Kwh purchased of .8%, .6% and 1.4%.

     Gas purchased expense decreased $.8 million for the three months ended June 30, 1994, from the comparable period of 1993 due to a decrease in Mcf volumes purchased of 12.2% and to a decrease in the average cost per Mcf purchased of 3.0%. Gas purchased expense increased $1.6 million and $4.3 million for the six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993 due to increases in the average cost per Mcf purchased of 4.1% and 7.1%, and to increases in volumes purchased of 2.1% and 3.2%.

      Depreciation expense increased $.4 million, $.8 million and $1.9 million for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993 due to an increase in depreciable plant in service, and to increases in depreciation accrual rates on gas and common plant in accordance with a 1993 Kentucky Public Service Commission (KPSC) rate order.

     Allowance for funds used during construction decreased $.2 million, $.4 million and $.5 million for the three, six and twelve month periods ended June 30, 1994, from the comparable periods of 1993 primarily due to lower levels of construction work in progress.

     Other income and deductions-net increased $.7 million for the six month period ended June 30, 1994, over the comparable period of 1993 primarily due to the transfer of Union Light's subsidiary, Enertech Associates International, Inc., to another subsidiary of Union Light's parent company, The Cincinnati Gas & Electric Company (CG&E), in January 1994.


Liquidity and Capital Resources
- -------------------------------

     The construction expenditures for Union Light for the first six months of 1994 were approximately $8.5 million and are expected to be $20.3 million for the year 1994. Over the five years 1994-1998, construction expenditures are expected to be $120.2 million. These estimates are under continuing review and subject to adjustment. Construction and financing plans for the future are dependent on, among other things, the amount and timing of rate changes, sales volumes, changes in construction plans, cost control efforts, market conditions, regulatory actions and the ability to obtain financing. Short-term indebtedness will be used to supplement internal sources of funds for the interim financing of the construction program. The Federal Energy Regulatory Commission (FERC) has authorized Union Light to issue a maximum amount of short-term indebtedness of $35 million through December 31, 1994, and $5.5 million of short-term borrowings were outstanding at June 30, 1994. Union Light has authority to issue to CG&E up to $15 million of Capital Stock through December 31, 1994.

      The issuance of first mortgage bonds by Union Light is limited by earnings coverage and fundable property provisions of Union Light's First Mortgage Indenture. In addition, certain provisions in the mortgage indenture of CG&E prohibit the sale by Union Light of debt securities except to CG&E if, after giving effect to the sale of such securities, the outstanding debt securities of Union Light are in excess of 75% of the net plant of Union Light. In accordance with the most restrictive of these provisions, Union Light would have been permitted to issue at June 30, 1994, at least $75 million of additional first mortgage bonds.


Pending Merger
- --------------

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

     The merger is subject to approval by the Securities and Exchange Commission
(SEC) and FERC. Shareholders of CG&E and PSI have already approved the CINergy merger at special meetings held in November 1993. CG&E believes it is possible that all approvals needed for the merger may be received by the end of the third quarter of 1994.

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

     Although it is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application was filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of Union Light by CINergy. A hearing on the KPSC application was held on May 10, 1994. In testimony filed in the hearing, CG&E and Union Light made, in addition to other commitments, an offer to the KPSC that Union Light would also "hold harmless" retail electric customers through January 1, 2003, and would agree to an electric rate moratorium commencing after Union Light's next retail rate case and extending to January 1, 2000. On May 13, 1994, the KPSC issued an order approving the merger, subject to the condition that CG&E and Union Light must agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate and Union Light's base electric rates. On May 19, 1994, CINergy, CG&E and Union Light submitted letters to the KPSC accepting the commitments and condition set forth in its May 13, 1994 order approving the merger.

     The 30-day period for commenting on settlements and agreements filed with FERC ended on April 21, 1994. During that period, the FERC trial staff filed comments with the commission recommending that FERC approve the settlements. However, the merger is still being opposed by various other parties. If the settlement agreements are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

     On May 23, 1994, CINergy filed an application seeking approval by the SEC under PUHCA of the acquisition by CINergy of the common stock of CG&E and PSI. PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates the rendering of services by holding company affiliates to the system s utilities. PUHCA has been interpreted to preclude the ownership of both electric and gas utility systems. As a result, the SEC may require divestiture of CG&E s and Union Light's gas properties within a reasonable time after the merger. CG&E and Union Light believe good arguments exist to allow retention of the gas assets and CINergy has requested that the Companies be allowed to do so.

     Intervention papers and hearing requests were filed by a number of parties during the period allowed by the SEC, which ended on July 1, 1994. Three of the filings raise a number of objections to the merger and request that the merger be disapproved or that approval be subject to a number of conditions, including, among other things, divestiture of CG&E's and Union Light's gas assets. CG&E and Union Light have responded to arguments raised in the intervention papers and believe that good arguments exist in support of CINergy's request for authorization to retain the gas assets; however, the outcome of the proceedings cannot be predicted.


Voluntary Workforce Reduction
- -----------------------------

     In June 1994, CG&E and its subsidiaries initiated a voluntary early retirement program for those management, supervisory, administrative and professional employees who are vested in its pension plan and are age 54 or older on or before December 31, 1994. There are approximately 160 employees who are eligible to participate in the program. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the one-time cost of termination benefits associated with the program will be recognized in the third quarter of 1994. The amount of such cost will depend on the number of employees who accept early retirement under the program.


                                       THE UNION LIGHT, HEAT AND POWER COMPANY

                                               STATEMENT OF CASH FLOWS

                                                              Six Months Ended              Twelve Months Ended
                                                                   June 30                         June 30
                                                            1994            1993            1994            1993

Cash Flows From Operations:
  Net Income.......................................... $  6,589,476    $  5,919,389    $ 10,008,662    $  6,712,692
  Adjustments to reconcile net income to net cash:
    Deferred gas and electric fuel costs -- net.......      771,748       1,887,940      (1,160,828)     (1,711,229)
    Depreciation......................................    5,248,955       4,469,524      10,592,360       8,659,306
    Allowance for other funds used during
      construction....................................      (11,097)       (275,353)        (32,383)       (268,423)
    Deferred income taxes and investment tax
      credits -- net..................................      210,045          40,910       1,167,611       2,037,813
    Other -- net......................................    1,640,918       1,116,716       3,899,244       3,048,178
    Change in current assets and liabilities:
      Receivables and unbilled revenues...............    8,384,506       4,303,948      (1,778,197)     (2,258,802)
      Materials and supplies..........................    2,409,821         350,814         476,029      (1,417,457)
      Other current assets............................      333,077         345,665         606,868        (276,170)
      Accounts payable and other current liabilities..      482,584      (4,396,867)      3,275,218         618,748
                                                       ------------    ------------    ------------    ------------
          Total adjustments...........................   19,470,557       7,843,297      17,045,922       8,431,964
                                                       ------------    ------------    ------------    ------------
          Net cash provided by operations.............   26,060,033      13,762,686      27,054,584      15,144,656
                                                       ------------    ------------    ------------    ------------
Cash Flows From Investing:
  Construction expenditures (less allowance for other
    funds used during construction)...................   (8,494,229)    (10,905,938)    (21,715,873)    (22,090,056)
  Gain on disposition of assets.......................      126,681          73,301       1,039,343         646,759
                                                       ------------    ------------    ------------    ------------
          Net cash used in investing activities.......   (8,367,548)    (10,832,637)    (20,676,530)    (21,443,297)
                                                       ------------    ------------    ------------    ------------
Cash Flows From Financing:
  Capital stock proceeds..............................       --              --              --          15,000,000
  Long-term debt proceeds.............................       --              --              --          19,670,800
  Retirement of long-term debt........................       --              --          (6,500,000)         --
  Net short-term borrowings...........................  (19,500,000)     (3,000,000)      2,000,000     (28,500,000)
  Dividends paid on capital shares....................       --              --          (2,926,665)         --
                                                       ------------    ------------    ------------    ------------
          Net cash provided by (used in)
            financing activities......................  (19,500,000)     (3,000,000)     (7,426,665)      6,170,800
                                                       ------------    ------------    ------------    ------------
          Net increase (decrease) in cash and
            temporary cash investments................   (1,807,515)        (69,951)     (1,048,611)       (127,841)
Cash and temporary cash investments -- beginning
  of period...........................................    2,477,343       1,788,390       1,718,439       1,846,280
                                                       ------------    ------------    ------------    ------------
Cash and temporary cash investments -- end of period.. $    669,828    $  1,718,439    $    669,828    $  1,718,439
                                                       ============    ============    ============    ============

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
  Interest (net of allowance for borrowed funds
    used during construction)......................... $  4,151,116    $  4,008,587    $  8,546,587    $  7,772,699
  Income taxes........................................ $  1,254,863    $  1,240,575    $  4,015,438    $  2,031,889

                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                  BALANCE SHEET


                                                        June 30      December 31
                                                          1994           1993


                                      ASSETS

UTILITY PLANT......................................   $331,892,929   $324,663,510
   Less--Accumulated provisions for depreciation...    100,598,062     96,164,955
                                                      ------------   ------------
                                                       231,294,867    228,498,555
                                                      ------------   ------------
CURRENT ASSETS
   Cash............................................        669,828      2,477,343
   Accounts receivable--net........................     25,009,876     25,564,221
   Accrued unbilled revenues.......................      9,298,559     17,128,720
   Materials and supplies..........................      6,254,560      8,664,381
   Prepayments.....................................        370,166        703,243
                                                      ------------   ------------
                                                        41,602,989     54,537,908
                                                      ------------   ------------
DEFERRED DEBITS AND OTHER..........................      3,327,255      3,008,226
                                                      ------------   ------------
                                                      $276,225,111   $286,044,689
                                                      ============   ============



                                   LIABILITIES
CAPITALIZATION
   Shareholder's equity............................   $103,535,772    $96,946,296
   Long-term debt..................................     89,205,125     89,171,831
                                                      ------------   ------------
                                                       192,740,897    186,118,127
                                                      ------------   ------------
CURRENT LIABILITIES
   Notes payable...................................      5,500,000     25,000,000
   Accounts payable................................      3,618,728      6,914,373
   Accounts payable to associated companies--net...     16,491,163     17,118,008
   Accrued taxes...................................      3,146,486       (434,538)
   Accrued interest on debt........................      2,149,382      2,126,283
   Other...........................................      4,433,035      3,632,084
                                                      ------------   ------------
                                                        35,338,794     54,356,210
                                                      ------------   ------------
DEFERRED CREDITS AND OTHER
   Deferred income taxes...........................     21,519,136     20,486,616
   Investment tax credits..........................      5,508,114      5,651,190
   Income taxes refundable through rates...........      4,012,629      4,692,028
   Other...........................................     17,105,541     14,740,518
                                                      ------------   ------------
                                                        48,145,420     45,570,352
                                                      ------------   ------------
                                                      $276,225,111   $286,044,689
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

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for information regarding CG&E's pending merger and a voluntary early retirement program for CG&E and its subsidiaries.


                PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------  ----------------------------------------------------

          (a) The annual meeting of shareholders of Union Light was held on May 4, 1994.

          (b) At the annual meeting, the following directors, as previously reported in the Company's Form 10-K for the year 1993, were re-elected to the Board of Directors:

                                     Jackson H. Randolph
                                     Terry E. Bruck
                                     C. Robert Everman
                                     James J. Mayer
                                     George H. Stinson
                                     W. Denis Waymire
                                     Robert P. Wiwi

          (c)  The above directors each received all 585,333 votes available.


Item 5.  Other Information.
- -------  ------------------

Employee Relations
- ------------------

     A new three-year contract has been negotiated with the United Steelworkers of America, representing approximately 110 employees in gas operations. In addition to benefit improvements, the contract provides for wage increases of 3.5% in 1994 and 1995 and 3% in 1996.

     A new four-year contract has been negotiated with the Independent Utilities Union, representing approximately 80 clerical and technical employees. In addition to benefit improvements, the contract provides for annual increases averaging 3.1% and lump sum adjustments.


Item 6.  Exhibits and Reports on Form 8-K.
- -------  ---------------------------------

          (b) No reports on Form 8-K were filed during the three months ended June 30, 1994.




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

                         THE UNION LIGHT, HEAT AND POWER COMPANY
                         ---------------------------------------
                                       (Registrant)



Date: August 9, 1994                Daniel R. Herche
                         ---------------------------------------
                               Daniel R. Herche, Controller
                                 (Duly Authorized Officer
                               and Chief Accounting Officer)
                                        (Signature)