Form 10-Q
period 1994-09-30
UNION LIGHT HEAT & POWER CO
filed 1994-11-10
CIK 100858

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1994

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

               Capital Shares, Par Value $15.00 Per Share
           585,333 Shares Outstanding as of October 31, 1994, all of which are held by The Cincinnati Gas & Electric Company

<CAPTION
                                                              THE UNION LIGHT, HEAT AND POWER COMPANY
                                                                         STATEMENT OF INCOME


                                                      Three Months Ended        Nine Months Ended          Twelve Months Ended
                                                         September 30              September 30               September 30
                                                       1994        1993          1994         1993          1994         1993
OPERATING REVENUES
  Electric..........................................$49,353,622 $50,340,864  $138,279,697 $133,972,785  $180,019,085 $170,542,439
  Gas...............................................  6,678,459   6,457,182    53,065,290   49,624,050    79,185,405   70,750,371
                                                    ----------- -----------  ------------ ------------  ------------ ------------
        Total operating revenues.................... 56,032,081  56,798,046   191,344,987  183,596,835   259,204,490  241,292,810
                                                    ----------- -----------  ------------ ------------  ------------ ------------
 OPERATING EXPENSES
  Electricity purchased from parent company for
    resale.......................................... 37,289,224  38,567,916   105,396,060  102,655,259   137,030,868  129,146,523
  Gas purchased.....................................  2,727,083   2,897,562    29,936,113   28,479,691    44,836,709   41,138,923
  Other operation...................................  7,763,815   7,677,345    23,104,517   22,064,445    31,435,499   29,497,236
  Maintenance.......................................  1,423,950   1,476,155     4,165,744    4,217,238     6,215,687    5,641,840
  Provision for depreciation........................  2,643,231   2,726,330     7,892,186    7,195,854    10,509,261    9,314,444
  Taxes other than income taxes.....................    930,031     982,464     2,945,475    2,909,131     3,659,675    3,642,832
  Federal income taxes..............................   (903,680) (1,575,318)    2,280,477    1,178,379     4,716,417    2,001,156
  State income taxes................................   (222,302)   (416,618)      610,177      385,199     1,360,326      537,990
  Deferred income taxes--net........................  1,587,509   2,086,091     1,797,554    2,127,001       672,126    3,180,656
                                                    ----------- -----------  ------------ ------------  ------------ ------------
        Total operating expenses.................... 53,238,861  54,421,927   178,128,303  171,212,197   240,436,568  224,101,600
                                                    ----------- -----------  ------------ ------------  ------------ ------------
OPERATING INCOME....................................  2,793,220   2,376,119    13,216,684   12,384,638    18,767,922   17,191,210
                                                    ----------- -----------  ------------ ------------  ------------ ------------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used during
    construction....................................     50,225      30,064        61,322      305,417        52,544      302,695
  Other income and deductions--net..................    (19,488)   (196,171)      359,212     (479,838)      305,130     (425,260)
                                                    ----------- -----------  ------------ ------------  ------------ ------------
        Total other income and deductions...........     30,737    (166,107)      420,534     (174,421)      357,674     (122,565)
                                                    ----------- -----------  ------------ ------------  ------------ ------------
INCOME BEFORE INTEREST CHARGES......................  2,823,957   2,210,012    13,637,218   12,210,217    19,125,596   17,068,645
                                                    ----------- -----------  ------------ ------------  ------------ ------------
INTEREST CHARGES
  Interest on long-term debt........................  2,016,250   2,016,250     6,048,750    6,190,938     8,064,967    8,278,281
  Other interest....................................     78,751     105,434       295,652      167,291       459,860      353,789
  Amortization of debt discount, premium and other..     23,019      22,398        72,589       67,194        94,987       90,999
  Allowance for borrowed funds used during
    construction--credit............................    (59,195)    (39,962)     (134,381)    (240,487)     (162,120)    (299,194)
                                                    ----------- -----------  ------------ ------------  ------------ ------------
        Net interest charges........................  2,058,825   2,104,120     6,282,610    6,184,936     8,457,694    8,423,875
                                                    ----------- -----------  ------------ ------------  ------------ ------------
NET INCOME..........................................$   765,132 $   105,892  $  7,354,608 $  6,025,281  $ 10,667,902 $  8,644,770
                                                    =========== ===========  ============ ============  ============ ============
AVERAGE NUMBER OF CAPITAL SHARES OUTSTANDING........    585,333     585,333       585,333      585,333       585,333      568,666

EARNINGS PER CAPITAL SHARE..........................$      1.30 $      0.18  $      12.56 $      10.29  $      18.22 $      15.20

DIVIDENDS DECLARED PER CAPITAL SHARE................$    --     $    --      $    --      $    --       $       5.00 $     --

               THE UNION LIGHT, HEAT AND POWER COMPANY

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

Results of Operations
- ---------------------

        Electric operating revenues increased $4.3 million and $9.5 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993 due to increases in electric Kwh sales of 3.7% and 3.6%. For the twelve month period, the increase also resulted from the operation of an adjustment clause reflecting increases in the cost of electricity purchased.

        Gas operating revenues increased $3.4 million and $8.4 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993 due to the operation of an adjustment clause reflecting increases in the cost of gas purchased, the implementation of a rate increase in April 1993, and increases in gas Mcf volumes sold and transported of 2.5% and 4.2%.

        Electricity purchased decreased $1.3 million for the three month period ended September 30, 1994, from the comparable period of 1993 due to a 4.0% decrease in the average cost per Kwh purchased. Electricity purchased increased $2.7 million and $7.9 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993 due to increases in Kwh volumes purchased of 3.8% and 3.6%. The twelve month period also reflects an increase in the average cost per Kwh purchased of 2.4%.

        Gas purchased expense increased $1.5 million and $3.7 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993 due to increases in the average cost per Mcf purchased of 2.5% and 4.5%, and to increases in volumes purchased of 2.6% and 4.3%.

        Other operation expense increased $1.0 million and $1.9 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993 due to a number of factors, including increased electric distribution expenses, increased gas production expenses, increased wages, and increased demand side management costs. In addition, the adoption of an accounting standard involving postretirement benefits contributed to the increase for the twelve month period.

        Depreciation expense increased $.7 million and $1.2 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993 due to an increase in depreciable plant in service, and to increases in depreciation accrual rates on gas and common plant in accordance with a 1993 Kentucky Public Service Commission (KPSC) rate order.

        Allowance for funds used during construction decreased $.4 million for the nine and twelve month periods ended September 30, 1994, from the comparable periods of 1993 primarily due to lower levels of construction work in progress.

     Other income and deductions-net increased $.8 million and $.7 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993, primarily due to the transfer of Union Light's subsidiary, Enertech Associates International, Inc., to another subsidiary of Union Light's parent company, The Cincinnati Gas & Electric Company (CG&E), in January 1994.


Merger Consummation
- -------------------

        On October 24, 1994, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of December 11, 1992, as subsequently amended and restated, PSI Resources, Inc. (Resources), an Indiana corporation, merged with and into CINergy Corp. (CINergy), a Delaware corporation and registered holding company under the Public Utility Holding Company Act of 1935, and a subsidiary of CINergy merged with and into CG&E, an Ohio corporation (collectively, the "Merger") in a transaction accounted for as a pooling of interests. Following the Merger, CG&E and PSI Energy, Inc. (Energy), an Indiana corporation, became subsidiaries of CINergy, with Union Light remaining a subsidiary of CG&E. Prior to the Merger, Energy was a wholly owned subsidiary of Resources.

        In its order approving the Merger dated October 21, 1994, the Securities and Exchange Commission (SEC) decided to reserve judgment for up to three years on whether CINergy can retain its gas operations, including those of Union Light, and the non-utility businesses of CG&E and Energy. At the end of the three-year period, CINergy must file with the SEC seeking a decision on the gas divestiture and non-utility business issues, if these issues do not become moot before that time.

        In connection with the merger, CG&E and Union Light made, in addition to other commitments, an offer to the KPSC that Union Light would "hold harmless" retail electric customers through January 1, 2003, and would agree to an electric rate moratorium commencing after Union Light's next retail rate case and extending to January 1, 2000. On May 13, 1994, the KPSC issued an order approving the merger, subject to the condition that CG&E and Union Light must agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate and Union Light's base electric rates. CINergy, CG&E and Union Light subsequently submitted letters to the KPSC accepting the commitments and condition set forth in its May 13, 1994 order approving the merger.


Liquidity and Capital Resources
- -------------------------------

        The construction expenditures for Union Light for the first nine months of 1994 were approximately $13.6 million and are expected to be $20.3 million for the year 1994. Over the five years 1994-1998, construction expenditures are expected to be $120.2 million. These estimates are under continuing review and subject to adjustment. Construction and financing plans for the future are dependent on, among other things, the amount and timing of rate changes, sales volumes, changes in construction plans, cost control efforts, market conditions, regulatory actions and the ability to obtain financing. Short-term indebtedness will be used to supplement internal sources of funds for the interim financing of the construction program. The Federal Energy Regulatory Commission has authorized Union Light to issue a maximum amount of short-term indebtedness of $35 million through December 31, 1996, and $12.5 million of short-term borrowings were outstanding at September 30, 1994. Union Light has authority to issue to CG&E up to $15 million of Capital Stock through December 31, 1994.

        The issuance of first mortgage bonds by Union Light is limited by earnings coverage and fundable property provisions of Union Light's First Mortgage Indenture. In addition, certain provisions in the mortgage indenture of CG&E prohibit the sale by Union Light of debt securities except to CG&E if, after giving effect to the sale of such securities, the outstanding debt securities of Union Light are in excess of 75% of the net plant of Union Light. In accordance with the most restrictive of these provisions, Union Light would have been permitted to issue at September 30, 1994, at least $70 million of additional first mortgage bonds.


Voluntary Workforce Reduction
- -----------------------------

        CG&E and its subsidiaries recently completed a voluntary early retirement program (VERP) for eligible management, supervisory, administrative and professional employees. Of the approximately 160 employees who were eligible to participate in the program, 115 employees accepted the offer. Union Light has deferred approximately $1.8 million of VERP costs for future recovery through rates.

                                       THE UNION LIGHT, HEAT AND POWER COMPANY

                                               STATEMENT OF CASH FLOWS

                                                             Nine Months Ended              Twelve Months Ended
                                                                September 30                    September 30
                                                            1994            1993            1994            1993
Cash Flows From Operations:
  Net Income.......................................... $  7,354,608    $  6,025,281    $ 10,667,902    $  8,644,770
  Adjustments to reconcile net income to net cash:
    Deferred gas and electric fuel costs -- net.......   (1,876,242)       (427,460)     (1,493,418)     (1,574,397)
    Depreciation......................................    7,892,186       7,195,854      10,509,261       9,314,444
    Allowance for other funds used during
      construction....................................      (61,322)       (305,417)        (52,544)       (302,695)
    Deferred income taxes and investment tax
      credits -- net..................................    1,797,554       2,127,001         669,029       3,183,753
    Other -- net......................................    2,372,398       1,096,750       4,650,690       1,745,750
    Change in current assets and liabilities:
      Receivables and unbilled revenues...............   12,367,252       4,409,794       2,098,703      (2,264,030)
      Materials and supplies..........................      436,392      (1,504,399)        357,813      (1,636,837)
      Other current assets............................     (135,132)        419,021          65,303         (43,381)
      Accounts payable and other current liabilities..   (5,387,896)     (6,435,672)       (556,457)         67,137
                                                       ------------    ------------    ------------    ------------
          Total adjustments...........................   17,405,190       6,575,472      16,248,380       8,489,744
                                                       ------------    ------------    ------------    ------------
          Net cash provided by operations.............   24,759,798      12,600,753      26,916,282      17,134,514
                                                       ------------    ------------    ------------    ------------

Cash Flows From Investing:
  Construction expenditures (less allowance for other
    funds used during construction)...................  (13,564,300)    (19,037,207)    (18,654,675)    (24,416,745)
  Gain on disposition of assets.......................      162,807         897,690         251,080         959,719
                                                       ------------    ------------    ------------    ------------
          Net cash used in investing activities.......  (13,401,493)    (18,139,517)    (18,403,595)    (23,457,026)
                                                       ------------    ------------    ------------    ------------

Cash Flows From Financing:
  Capital stock proceeds..............................       --              --              --          15,000,000
  Retirement of long-term debt........................                   (6,500,000)                     (6,500,000)
  Net short-term borrowings...........................  (12,500,000)     12,000,000      (6,000,000)     (2,500,000)
  Dividends paid on capital shares....................       --              --          (2,926,665)         --
                                                       ------------    ------------    ------------    ------------
          Net cash provided by (used in)
            financing activities......................  (12,500,000)      5,500,000      (8,926,665)      6,000,000
                                                       ------------    ------------    ------------    ------------
          Net increase (decrease) in cash and
            temporary cash investments................   (1,141,695)        (38,764)       (413,978)       (322,512)

Cash and temporary cash investments -- beginning
  of period...........................................    2,477,343       1,788,390       1,749,626       2,072,138
                                                       ------------    ------------    ------------    ------------

Cash and temporary cash investments -- end of period.. $  1,335,648    $  1,749,626    $  1,335,648    $  1,749,626
                                                       ============    ============    ============    ============

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
  Interest (net of allowance for borrowed funds
    used during construction)......................... $  5,772,501    $  5,821,256    $  8,355,303    $  8,375,391
  Income taxes........................................ $  2,364,336    $  2,531,150    $  3,834,336    $  2,982,464

                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                  BALANCE SHEET


                                                      September 30    December 31
                                                          1994           1993

                                      ASSETS

UTILITY PLANT......................................   $335,393,567   $324,663,510
   Less--Accumulated provisions for depreciation...    101,811,084     96,164,955
                                                      ------------   ------------
                                                       233,582,483    228,498,555
                                                      ------------   ------------
CURRENT ASSETS
   Cash............................................      1,335,648      2,477,343
   Accounts receivable--net........................     22,755,428     25,564,221
   Accrued unbilled revenues.......................      7,570,261     17,128,720
   Materials and supplies..........................      8,227,989      8,664,381
   Prepayments.....................................        838,375        703,243
                                                      ------------   ------------
                                                        40,727,701     54,537,908
                                                      ------------   ------------
DEFERRED DEBITS AND OTHER..........................      5,009,254      3,008,226
                                                      ------------   ------------
                                                      $279,319,438   $286,044,689
                                                      ============   ============



                                   LIABILITIES
CAPITALIZATION
   Shareholder's equity............................   $104,300,904    $96,946,296
   Long-term debt..................................     89,221,772     89,171,831
                                                      ------------   ------------
                                                       193,522,676    186,118,127
                                                      ------------   ------------
CURRENT LIABILITIES
   Notes payable...................................     12,500,000     25,000,000
   Accounts payable................................      3,095,616      6,914,373
   Accounts payable to associated companies--net...     13,502,551     17,118,008
   Accrued taxes...................................        864,160       (434,538)
   Accrued interest on debt........................      2,563,803      2,126,283
   Other...........................................      3,942,184      3,632,084
                                                      ------------   ------------
                                                        36,468,314     54,356,210
                                                      ------------   ------------
DEFERRED CREDITS AND OTHER
   Deferred income taxes...........................     22,991,239     20,486,616
   Investment tax credits..........................      5,436,576      5,651,190
   Income taxes refundable through rates...........      4,199,573      4,692,028
   Other...........................................     16,701,060     14,740,518
                                                      ------------   ------------
                                                        49,328,448     45,570,352
                                                      ------------   ------------
                                                      $279,319,438   $286,044,689
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

        Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for information regarding CG&E's merger with PSI Resources, Inc. and a voluntary early retirement program.


                PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- -------  ---------------------------------


        (a) Exhibits:

               27   - Financial Data Schedule


        (b) Reports on Form 8-K filed:

             Date of Report        Items Reported
             --------------        --------------

            October 24, 1994    Item 5.  Other Events
                                Item 7.  Financial Statements
                                           and Exhibits


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

                         THE UNION LIGHT, HEAT AND POWER COMPANY
                         ---------------------------------------
                                       (Registrant)



Date: November 9, 1994               Daniel R. Herche
                         ---------------------------------------
                               Daniel R. Herche, Controller
                                 (Duly Authorized Officer
                               and Chief Accounting Officer)
                                        (Signature)