Form 10-K
UNION LIGHT HEAT & POWER CO
filed 1995-03-30
CIK 100858

______________________________________________________________________________



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 2-7793

                      THE UNION LIGHT, HEAT AND POWER COMPANY
             (Exact name of registrant as specified in its charter)

                    KENTUCKY                                31-0473080
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)               Identification No.)

                               139 East Fourth Street
                              Cincinnati, Ohio  45202
                      (Address of principal executive offices)
                   Registrant's telephone number:  (513) 381-2000

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Requirements pursuant to Item 405 of Regulation S-K are not applicable.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction J(2) to Form 10-K.

As of February 28, 1995, 585,333 shares of Common Stock, par value $15.00 per share, were outstanding, all of which were held by The Cincinnati Gas & Electric Company.

______________________________________________________________________________

                       THE UNION LIGHT, HEAT AND POWER COMPANY

                                  TABLE OF CONTENTS
 Item
Number
                                       PART I

  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .
           The Company. . . . . . . . . . . . . . . . . . . . . . .
           Customer, Sales, and Revenue Data. . . . . . . . . . . .
           Financial Information by Business Segment. . . . . . . .
           Regulation . . . . . . . . . . . . . . . . . . . . . . .
           Rate Matters . . . . . . . . . . . . . . . . . . . . . .
           Power Supply . . . . . . . . . . . . . . . . . . . . . .
           Gas Supply . . . . . . . . . . . . . . . . . . . . . . .
           Competition. . . . . . . . . . . . . . . . . . . . . . .
           Capital Requirements . . . . . . . . . . . . . . . . . .
           Environmental Matters. . . . . . . . . . . . . . . . . .
           Employees. . . . . . . . . . . . . . . . . . . . . . . .
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .
  3      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .
  4      Submission of Matters to a Vote of Security Holders. . . .


                                       PART II

  5      Market for Registrant's Common Equity
           and Related Stockholder Matters. . . . . . . . . . . . .
  6      Selected Financial Data. . . . . . . . . . . . . . . . . .
  7      Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .
         Index to Financial Statements and Financial Statement
           Schedules. . . . . . . . . . . . . . . . . . . . . . . .
  8      Financial Statements and Supplementary Data. . . . . . . .
  9      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . .

                                       PART III

 10      Directors and Executive Officers of the Registrant . . . .
 11      Executive Compensation . . . . . . . . . . . . . . . . . .
 12      Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .
 13      Certain Relationships and Related Transactions . . . . . .

                                       PART IV

 14      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K
             Financial Statements and Schedules . . . . . . . . . .
             Reports on Form 8-K. . . . . . . . . . . . . . . . . .
             Exhibits . . . . . . . . . . . . . . . . . . . . . . .
         Signatures . . . . . . . . . . . . . . . . . . . . . . . .

                                        PART I

                                    ITEM 1.  BUSINESS

Organization

The Union Light, Heat and Power Company (ULH&P) is a wholly-owned subsidiary of The Cincinnati Gas & Electric Company (CG&E). In October 1994, CG&E became a subsidiary of CINergy Corp. (CINergy) as a result of the merger of CG&E and PSI Resources, Inc. (Resources). CINergy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

The Company

ULH&P is primarily engaged in the transmission, distribution, and sale of electric energy and the sale and transportation of natural gas in northern Kentucky. The area served with electricity, gas, or both covers approximately 500 square miles, has an estimated population of 284,000 people, and includes the cities of Covington and Newport in Kentucky.

Customer, Sales, and Revenue Data

Approximately 71% and 28% of ULH&P's operating revenues are derived from the sale of electricity and the sale and transportation of natural gas, respectively. The service territory of ULH&P is heavily populated and characterized by a stable residential customer base and a diverse mix of industrial customers. As of December 31, 1994, ULH&P supplied electric service to over 111,000 customers and provided gas service to more than 71,000 customers. ULH&P's service territory spans six counties in Kentucky. No one customer accounts for more than 10% of electric or gas operating revenues of ULH&P. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

Financial Information by Business Segment

For financial information by business segment, see Note 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data". For a discussion of the potential divestiture of gas operations, see
Note 11(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Regulation

As an indirect subsidiary of CINergy, ULH&P is subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records. In addition, the PUHCA generally limits registered holding companies to a single "integrated" public utility system, which the SEC traditionally has interpreted to prohibit a registered holding company, with limited exceptions, from owning both gas and electric properties. (Refer to the information appearing under the caption "Potential Divestiture of Gas Operations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".)

As to retail rates and other matters, ULH&P is regulated by the Kentucky Public Service Commission (KPSC). ULH&P is also subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties. Transportation of gas between CG&E and ULH&P is subject to regulation by the FERC under the Natural Gas Act.

Rate Matters

Refer to the information appearing under the caption "Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Power Supply

ULH&P does not own or operate any electric generating facilities. Its requirements for electric energy are purchased from CG&E at rates regulated by the FERC.

Gas Supply

The FERC's Order 636 restructured the operations of gas pipelines and the supply portfolios of gas distribution companies. As gas pipelines unbundled their historic service of supply aggregating, direct term contracting by gas distribution companies with producers and marketers diminished the once prominent spot market (see the information appearing under the caption "Order 636" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

CG&E and its subsidiaries, including ULH&P, now obtain the majority of their natural gas supply (89%) from firm supply agreements, with remaining volumes purchased in the spot market. These firm contracts feature dual levels of gas supply: base load for continuous supply for CG&E's and its subsidiaries' core requirements, and "swing" load, which is gas available on a daily basis for changes in demand. While a premium is paid for the swing load, the use of industry indices to price firm gas volumes on a monthly basis ensures that the price CG&E and its subsidiaries pay remains economically competitive.

Gas is transported on interstate pipelines either directly to CG&E's and its subsidiaries' distribution systems, or it is injected into pipeline storage facilities for withdrawal and delivery in the future. Most of CG&E's and its subsidiaries' gas supplies are sourced from the Gulf of Mexico coastal area. CG&E and its subsidiaries have also obtained limited supply sourced from the Appalachian region and the mid-continent (Arkansas - Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Over the long-term, natural gas is expected to retain its competitiveness with alternative fuels; however, the costs of discovery and development of new sources of supply will influence prices.

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Capital Requirements

Refer to the information under the caption "Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Environmental Matters

Refer to the information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees

The number of employees of ULH&P at December 31, 1994, was 342, of whom 277 belonged to bargaining units. These bargaining unit employees were represented by the same labor agreements between CG&E and the applicable union organization. Approximately 88 employees were represented by the International Brotherhood of Electrical Workers (IBEW), 110 were represented by the United Steel Workers of America (USWA), and 79 were represented by the Independent Utilities Union (IUU).

The current contract between ULH&P and the IUU will expire in March 1998. ULH&P has three-year agreements with the USWA and IBEW that will expire May 15, 1997, and April 1, 1997, respectively.

                          ITEM 2.  PROPERTIES

Substantially all utility plant is subject to the lien of ULH&P's first mortgage bond indenture.

As of December 31, 1994, ULH&P owned 104 circuit miles of 69,000 volt electric transmission line, an electric distribution system consisting of 2,468 circuit miles, and a gas distribution system consisting of 1,190 miles of mains and service lines in northern Kentucky. ULH&P also owns a seven million gallon capacity underground cavern for the storage of liquid propane and a related vaporization and mixing plant and feeder lines, located in northern Kentucky and adjacent to one of the gas lines that transports natural gas to CG&E. The cavern and vaporization and mixing plant are used primarily to augment CG&E's and ULH&P's supply of natural gas during periods of peak demand and emergencies.

                        ITEM 3.  LEGAL PROCEEDINGS

ULH&P has no material pending legal proceedings.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to Instruction J(2)(c).

                                 PART II

                ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS

All ULH&P common stock is held by CG&E; therefore, there is no public trading market for ULH&P common stock.

ULH&P declared common dividends per share of $6.00 and $5.00 during the fourth quarters of 1994 and 1993, respectively.

                    ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to Instruction J(2)(a).

               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER CONSUMMATION

CINergy Corp. (CINergy) was created for the October 1994 merger of The Cincinnati Gas & Electric Company (CG&E) -- the parent company of The Union Light, Heat and Power Company (ULH&P) -- and PSI Resources, Inc. (Resources) and is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The business combination was accounted for as a pooling of interests. Each outstanding share of common stock of CG&E and Resources was exchanged for one share and 1.023 shares, respectively, of CINergy common stock. Following the merger, CINergy became the parent holding company of CG&E, its utility subsidiaries, and PSI Energy, Inc. (Energy), previously Resources' utility subsidiary. ULH&P remains a wholly-owned subsidiary of CG&E, and the outstanding debt securities of ULH&P were not affected by the merger. Following the merger, CG&E, its utility subsidiaries, and Energy (the Operating Companies) began jointly dispatching their generating units.

FINANCIAL CONDITION

Competitive Pressures

Electric Utility Industry

Introduction The primary factor influencing the future profitability of CINergy and its utility subsidiaries is the changing competitive environment for energy services and the related commoditization of electric power markets. Changes in the industry include more competition in wholesale power markets and the imminent likelihood of "customer choice" by large industrial customers and, ultimately, by all retail customers. For an electric utility to be successful in this competitive environment, it is critical that regulatory reform keep pace with the competitive realities facing electric utilities and their customers. Strict adherence to traditional, cost-based rate of return regulation will significantly disadvantage a utility's ability to successfully compete to supply customer needs. For example, performance-based regulation (e.g., price caps) would likely add substantial flexibility for the franchise utility in the transition to a fully competitive environment.

Although the Operating Companies provide service in separate retail regulatory jurisdictions, as a result of the merger, strategies and opportunities for success in a more competitive environment are most appropriately discussed for CINergy as a whole. Consequently, the discussion that follows addresses issues for CINergy as a whole while recognizing that regulatory response to competitive pressures may vary between regulatory jurisdictions.

Pressures for "Customer Choice" The granting of choice to end-user customers, commonly referred to as retail wheeling, would allow a customer within a particular utility's service territory to buy power directly from another source using the power lines of the local utility for delivery. The regulatory and legislative reform to facilitate this result is primarily driven by large industrial energy users' needs for low-cost power to remain competitive in the global marketplace. These industrial customers are intensifying their efforts to change the regulatory process that currently denies them access to lower-cost power. The current restrictions on access to low-cost power are exacerbated by cost-of-service regulation which has produced average industrial rates to customers that vary substantially across the United States (from approximately 3 cents per kilowatt-hour [kwh] to 10 cents per kwh).

Federal Law, the New Competitors, and the Commoditization of Electric Power Markets The Energy Policy Act of 1992 (Energy Act), the most comprehensive energy legislation enacted since the late 1970s, has essentially provided for open competition at the wholesale level. The Energy Act created a new class of wholesale power providers, exempt wholesale generators (EWGs), that are not subject to the restrictive requirements of the PUHCA nor the ownership restrictions of the Public Utility Regulatory Policies Act of 1978. However, due to excess capacity in the industry, EWGs have not yet significantly affected competition in the wholesale power market. To date, the primary impetus for increased wholesale competition has been the provision of the Energy Act that granted the Federal Energy Regulatory Commission (FERC) the authority to order wholesale transmission access. This provision, combined with the excess capacity in the bulk-power markets, has resulted in the emergence of power marketers and brokers.

Brokers are intermediaries between buyers and sellers (i.e., they do not take title to the power). Power marketers are entities licensed by the FERC to conduct bulk power trades at market-based prices. They manage portfolios of power contracts (which they have title to) and owned generation and package energy products for customers of bulk power, including price risk management contracts such as options on fixed price energy or guaranteed fixed price contracts.

As regulatory issues such as transmission pricing are resolved, power marketers and brokers will become more significant factors in wholesale power markets and, ultimately, the retail markets. With respect to transmission pricing, the FERC recently issued a policy statement indicating its intent to allow flexibility in pricing, permitting parties to submit either traditional, cost-based plans or pricing schemes based on non-traditional designs. The transmission pricing policy enumerates five principles that the FERC will consider in approving future proposals, including cost-based rates, adherence to the FERC's comparability standard, economic efficiency, fairness, and practicality.

States' Role in Customer Choice (Retail Wheeling) As discussed above, the Energy Act allows real competition in the wholesale power market; however, it prohibits the FERC from ordering utilities to provide transmission access to retail customers (retail wheeling) and is silent with respect to the states' role and authority in this issue.

Several states are currently reviewing retail wheeling proposals. In particular, the California Public Utilities Commission proposed a plan in 1994 that would allow all customers to choose their electric supplier by the year 2002. However, it is currently anticipated that implementation of this proposal could be substantially delayed due to the complex issues involved (e.g., exclusive use of a power pool run by an impartial third party vs. bilateral contract arrangements). In addition to California, Michigan regulators have proposed a limited retail wheeling experiment, and Wisconsin regulators are reviewing numerous proposals for restructuring that state's electric supply and related services. Connecticut regulators, on the other hand, recently decided to delay consideration of retail wheeling until new capacity is needed in the state (approximately the year 2007).

A significant issue for states and utilities to resolve with respect to retail wheeling is the regulatory treatment of any stranded investments, or costs without a customer. California's proposal and a recent proposal by the FERC contain mechanisms for recovery by the franchise utility of certain sunk costs or investments "stranded" by the loss of the monopoly franchise; however, there are numerous arguments being advanced against the collection of stranded costs. For example, there are concerns that an efficient competitive market cannot exist if regulators allow recovery in the future of all uncollected past costs. Given that the most severe electric competition is expected to be in the commodity sector, stranded costs are usually considered uneconomical generating property. In addition, stranded costs could include assets created by the actions of regulators (i.e., regulatory assets) under the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71), or operating costs such as fuel supply contracts. The accounting implications from the loss of franchise territory and related regulatory protections are discussed further herein.

CINergy's Response to the Changing Competitive Environment CINergy and its utility subsidiaries support increased competition in the electric utility industry. In fact, the foresight that competition was about to substantially increase and that retail wheeling was inevitable was a catalyst for the merger (which was announced in 1992). CINergy possesses certain competitive advantages (e.g., low-cost generation) that could be substantially eroded by restrictive regulations that lag the development of a competitive market and limit CINergy's ability to preempt the competition in responding to customer needs. As such, CINergy has chosen to initiate the retail wheeling debate and be a leader in establishing the "ground rules" in its franchise area.

Energy recently announced its plans to offer its larger industrial customers some form of retail wheeling in Indiana. Energy plans to submit a proposal that would permit certain customers to choose their electric supplier. In return, Energy would require some form of reciprocal arrangement (i.e., the opportunity to similarly compete for customers of the selected supplier). Under this proposal, Energy would be free to negotiate specific contracts with customers who choose to give up the protection of the franchise obligation to serve. Energy intends for these contractual relationships to satisfy customer needs, while at the same time provide an appropriate risk-return relationship for investors. In addition to the above proposal, Energy, along with other Indiana utilities, proposed legislation in 1995 that would allow the Indiana Utility Regulatory Commission (IURC) to adopt alternative regulatory schemes such as performance-based regulation and the use of more flexible pricing mechanisms. Energy is also participating in a series of informal conferences sponsored by the IURC to discuss the consequences of competition and appropriate responses thereto.

With respect to Ohio, a retail wheeling bill was introduced in early 1994 that would have given customers the ability to purchase power from their provider of choice and would have required utilities to provide access to their transmission lines for delivery of the electric service. No action was taken on the bill in 1994; however, similar legislation may be introduced in 1995. CG&E is also participating in roundtable discussions being held by the Public Utilities Commission of Ohio (PUCO) to more fully consider the emerging competitive environment.

In Kentucky, the subject of retail wheeling is under review and discussion by state legislators and the Kentucky Public Service Commission (KPSC); although, no action is expected in the near term. The next legislative session in which the issue of retail wheeling may be addressed does not begin until January 1996.

CINergy will continue to aggressively pursue any legislative or regulatory reforms necessary to provide the opportunity for its success in a competitive environment.

CINergy's Competitive Position As stand-alone companies, CG&E and its utility subsidiaries and Energy were well positioned to succeed in a more competitive environment -- as a combined organization, CINergy believes it is even better positioned to compete in such an environment. The merger (1) combines two low-cost providers, resulting in savings in nominal dollars of approximately $1.5 billion over the first 10 years; (2) enhances the companies' transmission capabilities; (3) diversifies the customer base; and (4) creates a financially stronger company -- all of which improve an already competitively strong position. CINergy's strategy will be to aggressively build on its cost advantage by continually focusing on flexible strategies that are directed toward reducing the cost structure and shifting the cost mix from fixed to variable. CG&E and Energy have industrial rates that are below the national average (based on 1993 data) and own generating plants that are consistently ranked among the most efficient in the country.

CINergy believes its low-cost position and strategic initiatives will allow it to maintain, and perhaps expand, its wholesale market share and its current base of industrial customers. Recent successes in these markets include Energy's 10-year agreement to serve the power needs of Blue Ridge Power Agency, a group of municipal utilities organized in Virginia, and CG&E's 14-year agreement to provide power to a municipal utility serving a portion of Cleveland, Ohio. Also, CG&E's and Energy's low industrial rates have produced regional leadership over the last five years (1989 through 1993) with respect to growth in industrial kwh sales.

In addition, CINergy intends to aggressively pursue the substantial opportunities that exist in the electricity markets for power marketing and brokering. These opportunities are being created by the increasing commoditization of electricity. CINergy believes that the ability to identify and manage various business risks and innovative packaging of power supply services and products based upon superior acquisition and analysis of information will be key factors that will ensure successful participation in these markets. CINergy's strategy for success in this business is to leverage its understanding of customer needs and the intricacies of operating in power markets with new skills and expertise of operating in commodity markets that are being developed and selectively acquired from outside the industry.

Outsiders' View of CINergy's Competitive Position Major credit rating agencies have issued reports recognizing the increased risk in the electric utility industry due to competition. Specifically, in conjunction with fundamentally changing the way it evaluates the credit quality of electric utilities, Standard & Poor's has categorized each electric utility's business position in one of seven categories ranging from "Above Average" to "Below Average". As a result, Standard & Poor's placed Energy in the second highest category, "Somewhat Above Average", and CG&E in the third highest category, "High Average". In addition, Moody's recently issued a credit report stating its belief that Energy is well positioned to compete in a more competitive environment. At the same time, certain sell-side equity analysts have placed CINergy near the top of their lists of those best equipped to handle increasing competitive pressures. CINergy believes these actions support its position that its competitive strategy will be successful.

With respect to accessing financial markets for capital needs, U.S. utilities must compete for capital in world markets where some forecasts indicate that as much as $250 billion will be needed by the year 2000 for state-owned electricity privatization. These forecasts enforce CINergy's belief that regulatory reform establishing a market structure for utilities similar to that already existing in other countries is critical in order to successfully compete for not only customers, but also capital.

Despite the numerous published reports discussing the increased business risk that investors face from deregulation of the electric utility industry, the 1994 decline in electric utility stocks, taken as a whole, can be substantially attributed to historical relationships of common stock prices to changes in interest rates. Therefore, electric utility stocks could see additional pressures to reflect the increased fundamental business risk as markets become more workably competitive, particularly, without regulatory recognition through higher allowed returns and increased flexibility (e.g., price caps) in order to compete. On the other hand, there is an increasingly large disparity between the fundamental valuation measures (e.g., yield, market-to-book ratio) of low-cost producers, like CINergy, and high-cost producers. For example, it should be noted that the merger of Resources and CG&E combined two utilities whose common stocks have outperformed the industry average for the five-year period 1990 through 1994.

Gas Utility Industry

Customer Choice Energy's retail wheeling proposal discussed above is consistent with a recent step taken by CG&E to extend a program to its natural gas customers that is the equivalent of electric retail wheeling. For several years, large-volume commercial and industrial customers in Ohio and Kentucky have been able to purchase natural gas directly from suppliers and have it transported by CG&E or ULH&P. In September 1994, CG&E implemented a new firm transportation service which allows all non-residential customers of CG&E to purchase gas directly from suppliers, up to approximately 5% of CG&E's peak load. The suppliers assume the risk and obligation associated with supplying the contractual volumes, while CG&E retains responsibility for delivering the gas through its distribution system. This new service affords commercial and industrial customers greater choice in competitively contracting for their energy requirements.

Order 636 In April 1992, the FERC issued Order 636, which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 mandated changes to the way CG&E and ULH&P purchase gas supplies and contract for transportation and storage services, resulting in increased risks in meeting the gas demands of their customers.

CG&E and ULH&P are responding to the supply risks and opportunities of Order 636 by introducing innovations to their supply strategy including contracting with major southwest producers for firm gas supply agreements with flexible, extremely market sensitive pricing, marketing short-term unused pipeline capacity and storage gas to other companies throughout the country through use of electronic bulletin boards, and restructuring their allotment of interstate pipeline capacity among delivering pipelines.

Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including CG&E and ULH&P. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its domestic and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO approved tariff. ULH&P recovers such costs through its gas cost recovery mechanism.

Accounting Implications

A potential outcome of the changing competitive environment could be the inability of regulated utilities to continue application of Statement 71, the linchpin of regulated industry accounting, which allows the deferral of costs (i.e., regulatory assets) to future periods based on assurances of a regulator as to the recoverability of the costs in rates charged to customers. In connection with assessing the financial exposure related to stranded costs, regulatory assets would have to be evaluated to determine the portion for which deferral could be continued based on the existence of the necessary regulatory assurances.

Although CINergy's current regulatory orders and regulatory environment fully support the recognition of its regulatory assets, the ultimate outcome of the changing competitive environment could result in CINergy discontinuing application of Statement 71 for all or part of its business. Such an event would require the write-off of the portion of any regulatory asset for which no regulatory assurance of recovery continues to exist. No evidence currently exists that would support a write-off of any portion of CINergy's regulatory assets. CINergy intends to pursue competitive strategies that would mitigate the impact of this issue on the financial condition of CINergy or its utility subsidiaries.

Securities Ratings

As a result of the merger, ULH&P's first mortgage bonds continue to be on review for possible upgrade. The rating of ULH&P's first mortgage bonds has been placed on Standard & Poor's ratings watch. ULH&P's goal is to achieve at least an "A" credit rating on its first mortgage bonds.

ULH&P's first mortgage bonds are currently rated Baa1 by Moody's and BBB+ by Standard & Poor's. These ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.


Regulatory Matters

Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's and ULH&P's gas operations may be required. In its order approving the merger, the Securities and Exchange Commission (SEC) reserved judgement over CINergy's ownership of the gas operations for a period of three years. In November 1994, the SEC requested comments on the modernization of the PUHCA given the industry's movement toward a more competitive environment, including whether or not a utility registered under the PUHCA may own a combination system (i.e., electric and gas). CINergy believes it has a justifiable basis for retention of its gas operations and will continue pursuit of SEC approval to retain the gas portions of the business. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Further, CINergy believes that divestiture of the gas operations, if required, would not have a material effect on merger savings.

Rate Matters and Merger Savings In mid-1993, the KPSC issued orders authorizing ULH&P to increase annual gas revenues by $4.2 million.

In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate charged to ULH&P or ULH&P's base electric rates.

In 1994, ULH&P deferred $1.8 million of merger transaction costs and costs to achieve merger savings. ULH&P intends to continue deferring its portion of merger transaction costs and costs to achieve merger savings (current estimate of $3.3 million) for future recovery in customer rates.

Environmental Issues

Regulations Future environmental regulations may increase the cost of electric energy purchased by ULH&P from CG&E by reducing the amount of electricity available for delivery or by necessitating increased fuel and/or operating and capital costs.

Manufactured Gas Plants Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites. ULH&P is aware of potential sites where MGP activities may have occurred at some time in the past. None of these sites are known to present a risk to the environment. ULH&P has not undertaken responsibility for investigating potential MGP sites.

CAPITAL REQUIREMENTS

Construction For 1995, construction expenditures for ULH&P are forecasted to be $20 million, and over the next five years (1995 through 1999), are forecasted to be approximately $120 million. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

Long-term Debt In 1999, ULH&P must redeem at maturity $20 million of first mortgage bonds. Prior to 1999, ULH&P has no mandatory redemptions of long-term debt.

The first mortgage bond indenture of ULH&P provides that so long as any series of bonds issued prior to 1978 is outstanding, ULH&P will pay to the trustee as a Maintenance and Replacement Fund (M&R Fund) on or before April 30 of each year, in cash, unfunded property additions, or principal amount of first mortgage bonds of any series issued under the mortgage, a formularized amount related to the net revenues of ULH&P. For 1994, the M&R Fund requirement (payable on or before April 30, 1995) for ULH&P is approximately $5 million.

Most of ULH&P's first mortgage bonds are redeemable at par value, plus accrued interest, through cash deposited to satisfy the annual M&R Fund requirement. On March 24, 1995, ULH&P announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the M&R Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

ULH&P will continue to evaluate the use of this provision of its mortgage indenture for the possible redemption of first mortgage bonds in future years.

CAPITAL RESOURCES

ULH&P currently projects that internal generation of funds will be adequate to finance substantially all of its capital needs during the 1995 through 1999 period. ULH&P projects that its need, if any, for external funds during this period will primarily be for the refinancing of long-term debt. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

Long-term Debt ULH&P has an existing shelf registration statement permitting the sale of up to $20 million of long-term debt and has an application pending before the KPSC for authority to issue up to $55 million of long-term debt. ULH&P will request regulatory approval to issue additional amounts of debt securities as needed.

Short-term Debt ULH&P has authority to borrow up to $35 million as of December 31, 1994. In connection with this authority, ULH&P has established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $30 million, of which $15.5 million remained unused. This authority allows ULH&P to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

INFLATION

Over the past several years, the rate of inflation has been relatively low. ULH&P believes that the recent inflation rates do not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

RESULTS OF OPERATIONS

Kwh Sales

Total kwh sales in 1994, as compared to 1993, increased 2.8% primarily due to increased retail sales to commercial and industrial customers. Industrial sales reflected a higher level of economic activity, including growth in the primary metals, industrial machinery, food products, and rubber and plastic products sectors. The increase in commercial sales was due, in part, to new customers. A decrease in domestic sales resulted from the milder weather experienced during the third and fourth quarters of 1994.

A return to more normal weather contributed to the 5.8% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the food products, industrial machinery, transportation equipment, and fabricated metal products sectors resulted in increased industrial sales.

The 1.4% increase in kwh sales in 1992, as compared to 1991, was primarily due to an increase in industrial sales resulting from growth in the primary metals and rubber and miscellaneous plastic products sectors. This increase was partially offset by a decrease in domestic sales due to the milder weather experienced during the 1992 cooling season.

Year-to-year changes in kwh sales for each class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1994        1993       1992
   Retail
     Domestic. . . . . . . . . . . . . . .   (4.6)%       6.6%      (6.1)%
     Commercial. . . . . . . . . . . . . .    6.0         5.8         .5
     Industrial. . . . . . . . . . . . . .    7.2         4.4       15.2

   Total retail. . . . . . . . . . . . . .    2.8         5.9        1.4

   Firm power sales for resale . . . . . .    5.1         4.7         .9

   Total sales . . . . . . . . . . . . . .    2.8         5.8        1.4

ULH&P currently forecasts a 2% annual compound growth rate in kwh sales over the 1995 through 2004 period.

Mcf Sales and Transportation

The milder weather experienced in 1994 contributed to a decrease in domestic gas sales volumes and led to the decrease in total Mcf sales and transportation of 4.3%, as compared to 1993. The increase in gas transportation more than offset the decrease in industrial sales volumes and was attributable to additional demand for gas transportation services by industrial customers mainly in the primary metals, paper products, and food products sectors.

The increase in Mcf sales and transportation of 5.8% in 1993, when compared to 1992, was attributable to higher sales to retail customers. This increase was primarily attributable to higher sales to domestic customers caused by the return to more normal weather during the 1993 heating season and the addition of a number of customers to ULH&P's gas system during the year. Gas transportation volumes for 1993 decreased largely as a result of lower industrial demand for gas transportation services in the paper products sector. However, the decrease in Mcf transported was more than offset by the increase in Mcf sold to industrial customers.

In 1992, total gas sales and transportation volumes increased 7.0%, as compared to 1991. Contributing to the increase in total retail Mcf sales were the less mild weather during the 1992 heating season and an increase in the average number of gas customers, both of which resulted in greater domestic and commercial gas sales volumes. Both Mcf sold and Mcf transported for industrial customers increased primarily as a result of additional growth in the primary metals sector.

Year-to-year changes in Mcf sales and transportation for each class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1994        1993       1992

   Retail
     Domestic. . . . . . . . . . . . . . .  (11.2)%       8.2%       9.5%
     Commercial. . . . . . . . . . . . . .    4.1         4.1        4.1
     Industrial. . . . . . . . . . . . . .   (9.2)       23.9        1.8

   Total retail. . . . . . . . . . . . . .   (6.6)        8.3        7.0

   Gas transported . . . . . . . . . . . .   12.9       (10.5)       7.5

   Total gas sold and transported. . . . .   (4.3)        5.8        7.0

Revenues

Electric Operating Revenues

In 1994, electric operating revenues increased $1.9 million (1.1%) over 1993 as a result of increased kwh sales. Electric operating revenues increased $16.0 million (10.0%) in 1993 due to an increase in electric kwh sales of 5.8% and to the full effect of a rate increase that became effective in May 1992. In 1992, electric operating revenues increased $6.3 million (4.1%) primarily due to a rate increase that became effective in May 1992 and to a 1.4% increase in electric kwh sales.

An analysis of electric operating revenues for the past three years is shown below:

                                                1994         1993       1992
                                                        (in thousands)
Previous year's electric
  operating revenues . . . . . . . . . . .   $175 712     $159 690   $153 366
Increase (Decrease) due to change in:
  Price per kwh
    Retail . . . . . . . . . . . . . . . .     (3 095)       6 355      4 221
    Firm power sales for resale. . . . . .        170           82        (64)
  Total change in price per kwh. . . . . .     (2 925)       6 437      4 157

  Kwh sales
    Retail . . . . . . . . . . . . . . . .      4 761        9 196      2 146
    Firm power sales for resale. . . . . .         92           78         14
  Total change in kwh sales. . . . . . . .      4 853        9 274      2 160

  Other. . . . . . . . . . . . . . . . . .        (76)         311          7
Current year's electric
  operating revenues . . . . . . . . . . .   $177 564     $175 712   $159 690

Gas Operating Revenues

In 1994, gas operating revenues decreased $3.8 million (5.0%), as compared to 1993, primarily as a result of a decline in total volumes sold and transported of 4.3%. This decrease was partially offset by the effect of a gas rate increase which became effective in mid-1993. Gas operating revenues increased $13.1 million (21.0%) in 1993 due to the operation of an adjustment clause reflecting an increase in the cost of gas purchased, the mid-1993 rate increase, and a 5.8% increase in total volumes sold and transported. In 1992, gas operating revenues increased $3.7 million (6.2%) primarily due to a 7.0% increase in total volumes sold and transported.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased increased $7.1 million (5.6%) in 1993 due to a 6.3% increase in volumes purchased. In 1992, electricity purchased increased $14.8 million (13.2%) due to a 10.9% increase in the average cost per kwh purchased and a 2.1% increase in volumes purchased.

Gas Purchased

In 1994, gas purchased expense decreased $2.9 million (6.6%) from 1993 primarily due to a 5.2% decrease in volumes purchased. A decrease in the average cost per Mcf of gas purchased of 1.5% also contributed to the decrease in 1994. Gas purchased expense in 1993 increased $8.0 million (22.5%) due to an 11.8% increase in the average cost per Mcf of gas purchased and to a 9.5% increase in volumes purchased. In 1992, gas purchased expense increased $1.9 million (5.6%) due to a 3.5% increase in volumes purchased and a 2.0% increase in the average cost per Mcf of gas purchased.

Other Operation

In 1994, other operation expense increased $1.9 million (6.2%), as compared to 1993, due to increased gas and electric distribution expenses, increased wages and benefits, and a number of additional factors. Other operation expense decreased $1.2 million (3.8%) in 1993 due to a number of factors including reduced electric and gas distribution expenses and cost control efforts.

Maintenance

Maintenance expense decreased $.8 million (12.7%) in 1994, as compared to 1993, primarily as a result of reduced maintenance costs related to gas and electric distribution facilities. In 1992, maintenance expense decreased
$.8 million (10.9%) also primarily due to reduced maintenance costs related to gas and electric distribution facilities.

Depreciation

Depreciation expense increased $.8 million (8.5%) in 1994 and $1.5 million (18.0%) in 1993 due to increases in depreciable plant in service and to increases in depreciation accrual rates on gas and common plant in accordance with a KPSC rate order issued in 1993.

        Index to Financial Statements and Financial Statement Schedules


Financial Statements

     Report of Independent Public Accountants. . . . . . . . .
     Statements of Income for the three years
       ended December 31, 1994 . . . . . . . . . . . . . . . .
     Balance Sheets at December 31, 1994 and 1993. . . . . . .
     Statements of Changes in Common Stock
       Equity for the three years ended December 31, 1994. . . Statements of Cash Flows for the three years ended December 31, 1994 . . . . . .
     Notes to Financial Statements . . . . . . . . . . . . . .

Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts . . . . .

The information required to be submitted in schedules other than those indicated above has been included in the balance sheets, the statements of income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.

               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of The Union Light, Heat and Power Company:

We have audited the balance sheets of THE UNION LIGHT, HEAT AND POWER COMPANY (a Kentucky Corporation and a wholly owned subsidiary of The Cincinnati Gas & Electric Company) as of December 31, 1994 and 1993, and the related statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Union Light, Heat and Power Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Notes 6 and 10 to the financial statements, the Company changed its methods of accounting for postretirement health care benefits and income taxes effective January 1, 1993.

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



Arthur Andersen LLP
Cincinnati, Ohio,
January 23, 1995

                                             THE UNION LIGHT, HEAT AND POWER COMPANY

                                                       STATEMENTS OF INCOME

                                                                     1994                  1993                 1992
                                                                               (in thousands)
OPERATING REVENUES
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . .    $177 564             $175 712             $159 690
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      71 971               75 744               62 604
                                                                     249 535              251 456              222 294
OPERATING EXPENSES
  Electricity purchased from parent
     company for resale. . . . . . . . . . . . . . . . . . . . .     134 887              134 290              127 185
  Gas purchased. . . . . . . . . . . . . . . . . . . . . . . . .      40 508               43 380               35 411
  Other operation. . . . . . . . . . . . . . . . . . . . . . . .      32 289               30 396               31 597
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .       5 473                6 267                6 547
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      10 644                9 813                8 316
  Income taxes (Note 10) . . . . . . . . . . . . . . . . . . . .       5 342                5 751                  304
  Taxes other than income taxes. . . . . . . . . . . . . . . . .       4 002                3 623                3 627
                                                                     233 145              233 520              212 987

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .      16 390               17 936                9 307

OTHER INCOME AND EXPENSES - NET
  Allowance for equity funds used
    during construction. . . . . . . . . . . . . . . . . . . . .          78                  297                  (46)
  Other - net. . . . . . . . . . . . . . . . . . . . . . . . . .         292                 (534)                  19
                                                                         370                 (237)                 (27)

INCOME BEFORE INTEREST . . . . . . . . . . . . . . . . . . . . .      16 760               17 699                9 280

INTEREST
  Interest on long-term debt . . . . . . . . . . . . . . . . . .       8 161                8 297                7 605
  Other interest . . . . . . . . . . . . . . . . . . . . . . . .         395                  331                  897
  Allowance for borrowed funds used
    during construction. . . . . . . . . . . . . . . . . . . . .        (183)                (268)                (324)
                                                                       8 373                8 360                8 178

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8 387             $  9 339             $  1 102

The accompanying notes are an integral part of these financial statements.

                                           THE UNION LIGHT, HEAT AND POWER COMPANY

                                                       BALANCE SHEETS


ASSETS
                                                                                                  December 31
                                                                                            1994               1993
                                                                                             (dollars in thousands)
UTILITY PLANT - ORIGINAL COST
  In service
    Electric  . . . . . . . . . . . . . . . . . . . . .                                  $179 098          $172 589
    Gas . . . . . . . . . . . . . . . . . . . . . . . .                                   134 103           128 242
    Common  . . . . . . . . . . . . . . . . . . . . . .                                    19 122            18 772
                                                                                          332 323           319 603

  Accumulated depreciation. . . . . . . . . . . . . . .                                   104 113            96 164
                                                                                          228 210           223 439

  Construction work in progress . . . . . . . . . . . .                                     8 638             5 060
       Total utility plant. . . . . . . . . . . . . . .                                   236 848           228 499

CURRENT ASSETS
  Cash and temporary cash investments . . . . . . . . .                                     1 071             2 477
  Accounts receivable less accumulated provision
    of $457,429 in 1994 and $1,609,144 in 1993
    for doubtful accounts . . . . . . . . . . . . . . .                                    33 892            42 693
  Materials, supplies, and fuel - at average cost
    Gas stored for current use. . . . . . . . . . . . .                                     6 216             4 527
    Other materials and supplies. . . . . . . . . . . .                                     1 406             4 138
  Property taxes applicable to subsequent year. . . . .                                     2 200              -
  Prepayments and other . . . . . . . . . . . . . . . .                                       593               703
                                                                                           45 378            54 538

OTHER ASSETS
  Deferred merger costs . . . . . . . . . . . . . . . .                                     1 785              -
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                     3 117             3 008
                                                                                            4 902             3 008

                                                                                         $287 128          $286 045

The accompanying notes are an integral part of these financial statements.

                                           THE UNION LIGHT, HEAT AND POWER COMPANY

CAPITALIZATION AND LIABILITIES
                                                                                                December 31
                                                                                            1994           1993
                                                                                           (dollars in thousands)
COMMON STOCK EQUITY (Note 3)
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 in 1994
    and 1993. . . . . . . . . . . . . . . . . . . . . .                                  $  8 780        $  8 780
  Paid-in capital . . . . . . . . . . . . . . . . . . .                                    18 839          18 839
  Retained earnings . . . . . . . . . . . . . . . . . .                                    74 203          69 327
    Total common stock equity . . . . . . . . . . . . .                                   101 822          96 946

LONG-TERM DEBT (Note 4) . . . . . . . . . . . . . . . .                                    89 238          89 172
    Total capitalization. . . . . . . . . . . . . . . .                                   191 060         186 118

CURRENT LIABILITIES
  Notes payable (Note 8). . . . . . . . . . . . . . . .                                    14 500          25 000
  Accounts payable  . . . . . . . . . . . . . . . . . .                                    21 655          24 032
  Accrued taxes . . . . . . . . . . . . . . . . . . . .                                     2 876            (434)
  Accrued interest. . . . . . . . . . . . . . . . . . .                                     2 123           2 126
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                     4 123           3 632
                                                                                           45 277          54 356

OTHER LIABILITIES
  Deferred income taxes (Note 10) . . . . . . . . . . .                                    23 226          20 487
  Unamortized investment tax credits. . . . . . . . . .                                     5 364           5 651
  Accrued pension and other postretirement
    benefit costs (Notes 5 and 6) . . . . . . . . . . .                                    10 356           7 273
  Income taxes refundable through rates . . . . . . . .                                     4 282           4 692
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                     7 563           7 468
                                                                                           50 791          45 571
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                                                         $287 128        $286 045

                                             THE UNION LIGHT, HEAT AND POWER COMPANY

                                           STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                         Common          Paid-in             Retained    Total Common
                                                         Stock           Capital             Earnings    Stock Equity
                                                                            (dollars in thousands)
BALANCE DECEMBER 31, 1991. . . . . . . . . . . . . .     $7 280          $ 5 339              $61 813           $ 74 432
  Net income . . . . . . . . . . . . . . . . . . . .                                            1 102              1 102
  Issuance of 100,000 shares of
    common stock . . . . . . . . . . . . . . . . . .      1 500           13 500                                  15 000

BALANCE DECEMBER 31, 1992. . . . . . . . . . . . . .      8 780           18 839               62 915             90 534
  Net income . . . . . . . . . . . . . . . . . . . .                                            9 339              9 339
  Dividends on common stock. . . . . . . . . . . . .                                           (2 927)            (2 927)


BALANCE DECEMBER 31, 1993. . . . . . . . . . . . . .      8 780           18 839               69 327             96 946
  Net income . . . . . . . . . . . . . . . . . . . .                                            8 387              8 387
  Dividends on common stock. . . . . . . . . . . . .                                           (3 511)            (3 511)


BALANCE DECEMBER 31, 1994. . . . . . . . . . . . . .     $8 780          $18 839              $74 203           $101 822

The accompanying notes are an integral part of these financial statements.

                                           THE UNION LIGHT, HEAT AND POWER COMPANY

                                                    STATEMENTS OF CASH FLOWS

                                                                            1994             1993       1992
                                                                                        (in thousands)
OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8 387       $  9 339     $  1 102
   Items providing (using) cash currently:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .       10 644          9 813        8 316
     Deferred income taxes and investment
      tax credits - net. . . . . . . . . . . . . . . . . . . . . . . .        2 042            999        1 526
     Allowance for equity funds used during
      construction . . . . . . . . . . . . . . . . . . . . . . . . . .          (78)          (297)          46
     Deferred gas and electric fuel costs - net. . . . . . . . . . . .       (1 635)           (45)        (626)
     Deferred merger costs . . . . . . . . . . . . . . . . . . . . . .       (1 785)          -            -
    Changes in current assets and current
      liabilities
         Accounts receivable . . . . . . . . . . . . . . . . . . . . .        8 801         (5 859)      (6 174)
         Materials, supplies, and fuel . . . . . . . . . . . . . . . .        1 043         (1 583)      (1 845)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       (2 377)         2 311          400
         Accrued taxes and interest. . . . . . . . . . . . . . . . . .        3 307         (1 390)          88
     Other items - net . . . . . . . . . . . . . . . . . . . . . . . .        4 585          2 455        5 833
        Net cash provided by (used in)
           operating activities. . . . . . . . . . . . . . . . . . . .       32 934         15 743        8 666

FINANCING ACTIVITIES
   Issuance of common stock. . . . . . . . . . . . . . . . . . . . . .         -              -          15 000
   Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .         -              -          19 671
   Redemption of long-term debt  . . . . . . . . . . . . . . . . . . .         -            (6 500)        -
   Change in short-term debt . . . . . . . . . . . . . . . . . . . . .      (10 500)        18 500      (18 500)
   Dividends on common stock . . . . . . . . . . . . . . . . . . . . .       (3 511)        (2 927)        -
         Net cash provided by (used in)
           financing activities. . . . . . . . . . . . . . . . . . . .      (14 011)         9 073       16 171

INVESTING ACTIVITIES
   Construction expenditures (less allowance for
    equity funds used during construction) . . . . . . . . . . . . . .      (20 329)       (24 127)     (24 608)
         Net cash provided by (used in)
           investing activities. . . . . . . . . . . . . . . . . . . .      (20 329)       (24 127)     (24 608)

Net increase (decrease) in cash and temporary
  cash investments . . . . . . . . . . . . . . . . . . . . . . . . . .       (1 406)           689          229
Cash and temporary cash investments at
  beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .        2 477          1 788        1 559
Cash and temporary cash investments at end
  of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1 071       $  2 477     $  1 788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest (net of amount capitalized) . . . . . . . . . . . . . . .     $  8 281       $  8 404     $  7 597
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .        4 714          4 001         (441)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(a) Merger On October 24, 1994, a subsidiary of CINergy Corp. (CINergy) was merged with and into The Cincinnati Gas & Electric Company (CG&E) -- the parent company of The Union Light, Heat and Power Company (ULH&P or Company) -- and PSI Resources, Inc. (Resources) was merged with and into CINergy. Each outstanding share of common stock of CG&E and Resources was exchanged for one share and 1.023 shares, respectively, of CINergy common stock, resulting in the issuance of approximately 148 million shares of CINergy common stock, par value $.01 per share. ULH&P remains a wholly-owned subsidiary of CG&E, and the outstanding debt securities of ULH&P were not affected by the merger. Following the merger, CINergy became the parent holding company of CG&E and PSI Energy, Inc., previously Resources' utility subsidiary. The merger was accounted for as a pooling of interests, and the Financial Statements, along with the related notes, are presented as if the merger was consummated as of the beginning of the earliest period presented. Due to immateriality, no adjustments were made to conform the accounting policies of the companies.

(b) Regulation ULH&P is subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA). ULH&P is also subject to regulation by the Federal Energy Regulatory Commission (FERC) and the Kentucky Public Service Commission (KPSC). The accounting policies of ULH&P conform to the accounting requirements and ratemaking practices of these regulatory authorities and to generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).

(c) Utility Plant Utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction (AFUDC) and a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses.

Substantially all utility plant is subject to the lien of the Company's first mortgage bond indenture.

(d) AFUDC ULH&P capitalizes AFUDC, a non-cash income item, which is defined in the regulatory system of accounts prescribed by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC accrual rates averaged 5.9%, 8.8%, and 4.0% in 1994, 1993, and 1992, respectively, and are compounded semi-annually.

(e) Depreciation and Maintenance Provisions for depreciation are determined by using the straight-line method applied to the cost of depreciable plant in service. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The depreciation rates for utility plant during each of the following three years were:

                                            1994   1993    1992

         Electric. . . . . . . . . . . .    3.3%   3.4%     3.3%
         Gas . . . . . . . . . . . . . .    3.1    2.9      2.7
         Common. . . . . . . . . . . . .    5.1    4.1      1.7

In a July 1993 rate order, the KPSC authorized changes in depreciation accrual rates on ULH&P's gas and common plant. The changes resulted in an increase in depreciation expense of approximately $500,000 for 1993.

Maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

(f) Federal and State Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of the Company. To the extent deferred income taxes recovered in rates exceed amounts payable in future periods, such amounts are reflected in the accompanying Financial Statements as "Income taxes refundable through rates" on the basis of their probable repayment in future periods.

(g) Operating Revenues and Purchased Gas and Electricity Costs ULH&P recognizes revenues for electric and gas service rendered during the month, which includes revenues for sales unbilled at the end of each month. ULH&P expenses the costs of electricity and gas purchased as recovered through revenues and defers the portion of these costs recoverable or refundable in future periods.

(h) Debt Discount, Premium, and Issuance Expense Debt discount, premium, and issuance expense on the Company's outstanding long-term debt are amortized over the lives of the respective issues.

(i) Order 636 In April 1992, the FERC issued Order 636, which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including ULH&P. ULH&P recovers such costs through its gas cost recovery mechanism. These costs are deferred as incurred by ULH&P and amortized as recovered from customers.

(j) Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. ULH&P had no material non-cash investing or financing transactions during the years 1992 through 1994.

(k) Reclassification Certain amounts in the 1992 and 1993 Financial Statements have been reclassified to conform to the 1994 presentation.

2.  Rates

In mid-1993, the KPSC issued orders authorizing ULH&P to increase annual gas revenues by $4.2 million.

In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate charged to ULH&P or ULH&P's base electric rates.

3.  Common Stock

ULH&P sold $15 million (100,000 shares) of common stock to CG&E in December 1992. Also in 1992, CG&E purchased, from the remaining minority shareholders, 36 63/94 shares of ULH&P's common stock. As a result, all outstanding shares of the Company's common stock are held by CG&E.

4.  Long-term Debt

The long-term debt of ULH&P outstanding at December 31, 1994, and 1993, consisted of the following:

                                                      1994             1993
                                                           (in thousands)
First Mortgage Bonds
  6 1/2 % Series due August 1, 1999. . . .          $20 000          $20 000
  8     % Series due October 1, 2003 . . .           10 000           10 000
  9 1/2 % Series due December 1, 2008. . .           10 000           10 000
  9.70  % Series due July 1, 2019. . . . .           20 000           20 000
  10 1/4% Series due June 1, 2020
    and November 15, 2020. . . . . . . . .           30 000           30 000

      Total first mortgage bonds . . . . .           90 000           90 000

Unamortized Premium and Discount - Net . .             (762)            (828)

      Total. . . . . . . . . . . . . . . .          $89 238          $89 172

In 1999, ULH&P must redeem at maturity $20 million of first mortgage bonds. Prior to 1999, ULH&P has no mandatory redemptions of long-term debt, excluding sinking fund requirements.

The first mortgage bond indenture of ULH&P provides that so long as any series of bonds issued prior to 1978 is outstanding, ULH&P will pay to the trustee as a Maintenance and Replacement Fund (M&R Fund) on or before April 30 of each year, in cash, unfunded property additions, or principal amount of first mortgage bonds of any series issued under the mortgage, a formularized amount related to the net revenues of ULH&P. For 1994, the M&R Fund requirement (payable on or before April 30, 1995) for ULH&P is approximately $5 million.

Most of ULH&P's first mortgage bonds are redeemable at par value, plus accrued interest, through cash deposited to satisfy the annual M&R Fund requirement. On March 24, 1995, ULH&P announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the M&R Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

5.  Pension Plan

The defined benefit pension plans of CG&E and its subsidiaries, of which ULH&P is a participant, cover substantially all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base or benefit amount.

The funding policy of CG&E and its subsidiaries is to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. No contributions were made for the 1994 and 1992 plan years, and a contribution of $3.1 million was made for the 1993 plan year. The plans' assets consist of investments in equity and fixed income securities.

Pension cost for 1994, 1993, and 1992 included the following components:

                                                    1994       1993     1992
                                                           (in millions)

Benefits earned during the period . . . . . . .    $ 10.7     $  9.2   $  8.8
Interest accrued on projected
  benefit obligations . . . . . . . . . . . . .      35.1       34.5     30.4
Actual (return) loss on plans' assets . . . . .       5.6      (31.4)   (27.0)
Net amortization and deferral . . . . . . . . .     (43.2)      (4.7)    (7.5)

Net periodic pension cost . . . . . . . . . . .    $  8.2     $  7.6   $  4.7

Additionally, during 1992 and 1994, CG&E and its subsidiaries recognized $28.4 million ($2.8 million for ULH&P) and $15.6 million ($1.6 million for ULH&P), respectively, of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. These amounts represented the costs associated with additional benefits extended in connection with voluntary early retirement programs and workforce reductions in those years (see Note 7).

                                                   1994        1993        1992

Actuarial Assumptions:
For determination of projected benefit
  obligations
    Discount rate . . . . . . . . . . . . . . .    8.50%       7.50%       8.25%
    Rate of increase in future compensation . .    5.50        5.00        5.75

For determination of pension cost
  Rate of return on plans' assets . . . . . . .     9.50        9.50        9.50

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements of CG&E and its subsidiaries. Under the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (Statement 87), certain assets and obligations of the plans are deferred and recognized in subsequent periods.

                                               1994                  1993
                                        Plan's        Plan's         Plans'
                                    Assets Exceed  Accumulated   Assets Exceed
                                     Accumulated     Benefits     Accumulated
                                       Benefits   Exceed Assets     Benefits
                                                  (in millions)

Actuarial present value of benefits
  Vested benefits . . . . . . . .     $(123.2)      $(206.5)        $(328.1)
  Non-vested benefits . . . . . .       (17.5)        (11.0)          (32.3)

    Accumulated benefit
      obligations . . . . . . . .      (140.7)       (217.5)         (360.4)

  Effect of future compensation
    increases . . . . . . . . . .       (53.0)        (52.2)         (110.3)

    Projected benefit
      obligations . . . . . . . .      (193.7)       (269.7)         (470.7)

Plans' assets at fair value . . .       182.1         198.7           423.1

Projected benefit obligations in
  excess of plans' assets . . . .       (11.6)        (71.0)          (47.6)

Remaining balance of plans' net
  assets existing at date of
  initial application of
  Statement 87 to be recognized
  as a reduction of pension
  cost in future periods. . . . .        (2.9)         (3.8)           (7.4)

Unrecognized net gain
  resulting from experience
  different from that assumed
  and effects of changes in
  assumptions . . . . . . . . . .       (13.6)         (1.9)          (16.0)

Prior service cost not yet
  recognized in net periodic
  pension cost. . . . . . . . . .        20.9          18.2            29.2

Accrued pension cost at
  December 31 . . . . . . . . . .     $  (7.2)      $ (58.5)        $ (41.8)

6.  Other Postretirement Benefits

CG&E and its subsidiaries, including ULH&P, provide certain health care and life insurance benefits to retired employees and their eligible dependents. The health care benefits include medical coverage and prescription drugs. Prior to 1993, the cost of retiree health care was charged to expense as claims were paid. The accounting for life insurance benefits provided by CG&E and its subsidiaries is further discussed herein. CG&E and its subsidiaries do not currently pre-fund their obligations for these postretirement benefits.

Effective with the first quarter of 1993, CG&E and its subsidiaries implemented the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (Statement 106). Under the provisions of Statement 106, the costs of health care and life insurance benefits provided to retirees are recognized for accounting purposes during periods of employee service (accrual basis). The unrecognized and unfunded Accumulated Postretirement Benefit Obligation (APBO) existing at the date of initial application of Statement 106 (i.e., the transition obligation) of $51.7 million is being amortized over a 20-year period.

Life insurance benefits are fully paid by CG&E and its subsidiaries for qualified employees. Eligibility to receive postretirement coverage is limited to those employees who participated in the plans and earned the right to postretirement benefits prior to January 1, 1991. In 1988, CG&E and its subsidiaries recognized the actuarially determined APBO for postretirement life insurance benefits earned by retirees. The portion of the APBO applicable to active employees is being amortized over 15 years, the employees' estimated remaining service lives. The accounting for postretirement life insurance benefits was not affected by the adoption of Statement 106.

Postretirement benefit cost for 1994 and 1993 included the following components:

                                              Health     Life
                                               Care    Insurance    Total
                                                     (in millions)
1994
Benefits earned during the period. . . . . .   $ .9       $ .1      $ 1.0
Interest accrued on APBO . . . . . . . . . .    3.9        2.0        5.9
Amortization of transition obligation. . . .    2.6         .4        3.0

Net periodic postretirement benefit cost . .   $7.4       $2.5      $ 9.9

1993
Benefits earned during the period. . . . . .   $1.0       $ .1      $ 1.1
Interest accrued on APBO . . . . . . . . . .    4.2        2.0        6.2
Amortization of transition obligation. . . .    2.6         .4        3.0

Net periodic postretirement benefit cost . .   $7.8       $2.5      $10.3

The following table reconciles the APBO of the health care and life insurance plans with amounts recorded in the Consolidated Financial Statements of CG&E and its subsidiaries. Under the provisions of Statement 106, certain obligations of the plans are deferred and recognized in subsequent periods.

                                               Health      Life
                                                Care     Insurance    Total
                                                       (in millions)
1994
Actuarial present value of benefits
  Fully eligible active plan participants. .   $ (2.2)    $  (.8)     $ (3.0)
  Other active plan participants . . . . . .    (26.3)      (1.8)      (28.1)
  Retirees and beneficiaries . . . . . . . .    (25.2)     (21.7)      (46.9)
    Projected APBO . . . . . . . . . . . . .    (53.7)     (24.3)      (78.0)
Unamortized transition obligation. . . . . .     46.1        3.3        49.4
Unrecognized net gain resulting from
  experience different from that assumed
  and effects of changes in assumptions. . .     (5.2)      (2.7)       (7.9)
Accrued postretirement benefit obligation
  at December 31, 1994 . . . . . . . . . . .   $(12.8)    $(23.7)     $(36.5)

1993
Actuarial present value of benefits
  Fully eligible active plan participants. .   $ (2.4)    $ (1.5)     $ (3.9)
  Other active plan participants . . . . . .    (27.5)      (2.9)      (30.4)
  Retirees and beneficiaries . . . . . . . .    (22.7)     (22.3)      (45.0)
    Projected APBO . . . . . . . . . . . . .    (52.6)     (26.7)      (79.3)
Unamortized transition obligation. . . . . .     49.1        3.7        52.8
Unrecognized net (gain) loss resulting from
  experience different from that assumed
  and effects of changes in assumptions. . .     (3.8)        .3        (3.5)
Accrued postretirement benefit obligation
  at December 31, 1993 . . . . . . . . . . .   $ (7.3)    $(22.7)     $(30.0)

The following assumptions were used to determine the APBO:

                                          1994          1993          1992

    Discount rate. . . . . . . . . .      8.50%         7.50%         8.25%

    Health care cost trend rate,
      gradually declining to 5%. . .   9.00-12.00%  10.00-13.00%  12.00-15.00%

    Year ultimate trend rates
      achieved . . . . . . . . . . .      2002          2002          2003

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $10.0 million and $10.5 million for 1994 and 1993, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for each of 1994 and 1993 by approximately $1.2 million.

CG&E and its subsidiaries began amortizing the transition obligation for health care costs over 20 years in accordance with Statement 106. The majority of CG&E's and its subsidiaries' postretirement benefit costs are subject to Public Utilities Commission of Ohio (PUCO) jurisdiction. The PUCO authorized CG&E to begin recovering these costs in September 1993. The adoption of Statement 106 did not have a material effect on the results of operations of CG&E and its subsidiaries.

7.  Workforce Reductions

In 1992, CG&E and its subsidiaries eliminated 464 positions. The workforce reduction was accomplished through a voluntary early retirement program and involuntary separations. At December 31, 1992, the accrued liability associated with the workforce reduction was $30.4 million ($3.0 million for ULH&P), including $28.4 million of additional pension costs previously discussed in Note 5. In accordance with a July 1993 order of the KPSC, ULH&P is recovering the majority of these costs associated with gas operations over a period of 10 years. Costs associated with electric operations of ULH&P have been deferred for future recovery through rates.

Additionally, in an effort to begin to realize merger savings, CG&E and its subsidiaries completed a voluntary workforce reduction program in 1994. Under the program, 115 employees elected to terminate their employment with the companies, resulting in a combined pre-tax cost of approximately $17.4 million ($1.8 million for ULH&P), including $15.6 million of additional pension costs previously discussed in Note 5. ULH&P's portion of these costs has been deferred for future recovery through rates.

8.  Notes Payable

ULH&P had authority to borrow up to $35 million as of December 31, 1994. In connection with this authority, ULH&P has established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $30 million, of which $15.5 million remained unused. This authority allows ULH&P to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

Amounts outstanding under the Committed Lines would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the Uncommitted Lines have similar default provisions. The lines are maintained by compensating balances or commitment fees. Commitment fees for the Committed Lines were immaterial during the 1992 through 1994 period.

For the years 1994, 1993, and 1992, ULH&P's short-term borrowings outstanding at various times were as follows:
                                                                    Weighted
                                Weighted    Maximum       Average   Average
                                Average     Amount        Amount    Interest
                       Balance  Interest  Outstanding   Outstanding   Rate
                         at     Rate at     at Any      During the   During
                       Dec. 31  Dec. 31    Month-end       Year     the Year
                                      (dollars in millions)
1994
Bank loans. . . . . .   $14.5      6.14%      $26.0        $ 6.6       4.13%

1993
Bank loans. . . . . .    25.0      3.48        25.0          5.6       3.34

1992
Bank loans. . . . . .     6.5      3.57        34.0         17.9       4.17

9.  Fair Values of Financial Instruments

The estimated fair values of financial instruments were as follows (this information does not purport to be a valuation of ULH&P as a whole):

                                      December 31            December 31
                                         1994                   1993
                                  Carrying    Fair       Carrying    Fair
Financial Instrument               Amount     Value       Amount     Value
                                               (in thousands)
First mortgage bonds. . . . .     $89 238   $91 361      $89 172   $107 078

The following methods and assumptions were used to estimate the fair values of each major class of financial instrument:

Cash and temporary cash investments and notes payable Due to the short period to maturity, the carrying amounts reflected on the Balance Sheets approximate fair values.

Long-term debt The fair values of long-term debt issues were estimated based on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

10.  Income Taxes

Effective with the first quarter of 1993, ULH&P implemented the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Net-of-tax accounting and reporting is prohibited. ULH&P adopted this new accounting standard as the cumulative effect of a change in accounting principle with no restatement of prior periods. The adoption of Statement 109 had no material effect on ULH&P's earnings.

In August 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which included a provision to increase the Federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. In accordance with the provisions of Statement 109, the income tax rate increase resulted in an increase in the net deferred income tax liability and recognition of a regulatory asset to reflect expected future recovery of the increased liability through rates charged to customers.

The significant components of the Company's net deferred income tax liability at December 31, 1994, and 1993, are as follows:

                                                       1994            1993
                                                           (in thousands)
Deferred Income Tax Liabilities
  Utility plant . . . . . . . . . . . . . . . .       $30 637         $30 497
  Other . . . . . . . . . . . . . . . . . . . .         3 740           1 548
    Total deferred income tax liabilities . . .        34 377          32 045

Deferred Income Tax Assets
  Unamortized investment tax credits  . . . . .         2 175           2 290
  Amounts refundable through rates -
    income taxes. . . . . . . . . . . . . . . .         1 810           1 977
  Deferred fuel costs . . . . . . . . . . . . .         1 773           2 734
  Accrued pension and other benefit costs . . .         2 179           1 188
  Other . . . . . . . . . . . . . . . . . . . .         3 214           3 369
    Total deferred income tax assets. . . . . .        11 151          11 558

Net Deferred Income Tax Liability . . . . . . .       $23 226         $20 487

A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

                                                     1994     1993      1992
                                                         (in thousands)

Current Income Taxes
  Federal . . . . . . . . . . . . . . . . . . .     $2 746   $3 580   $  (948)
  State . . . . . . . . . . . . . . . . . . . .        498    1 126      (262)
      Total current income taxes. . . . . . . .      3 244    4 706    (1 210)

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items . . . . . . . . . . . . . .      1 727    1 664     1 865
    Unrecovered gas costs - net . . . . . . . .       (741)     575       349
    Pension and other benefit costs . . . . . .       (349)    (329)     (188)
    Unbilled revenues fuel - net. . . . . . . .        764     (685)     (267)
    Systems costs capitalized . . . . . . . . .       (161)      (5)      (25)
    Uncollectible accounts - net. . . . . . . .        300     (197)       24
    Alternative minimum tax credit
      carryforward. . . . . . . . . . . . . . .       -         166      (166)
    Other items - net . . . . . . . . . . . . .        141     (111)     (188)
      Total deferred Federal income taxes . . .      1 681    1 078     1 404

  State
    Depreciation and other utility plant-
      related items . . . . . . . . . . . . . .        656      431       488
    Unrecovered gas costs - net . . . . . . . .       (196)     148        93
    Pension and other benefit costs . . . . . .        (89)     (84)      (50)
    Unbilled revenues fuel - net. . . . . . . .        196     (164)      (71)
    Other items - net . . . . . . . . . . . . .         81     (122)      (49)
      Total deferred state income taxes . . . .        648      209       411

      Total deferred income taxes . . . . . . .      2 329    1 287     1 815

Investment Tax Credits - Net. . . . . . . . . .       (287)    (288)     (289)

      Total Income Taxes. . . . . . . . . . . .     $5 286   $5 705   $   316

Allocated to:
  Operating income. . . . . . . . . . . . . . .     $5 342   $5 751   $   304
  Other income and expenses - net . . . . . . .        (56)     (46)       12
                                                    $5 286   $5 705   $   316

ULH&P will participate in the filing of a consolidated Federal income tax return with CG&E's parent holding company, CINergy, and other affiliated companies for the year ended December 31, 1994. The current tax liability is allocated among the members of the group pursuant to a tax sharing agreement consistent with Rule 45(c) of the PUHCA.

Federal income taxes, computed by applying the statutory Federal income tax rate to book income before Federal income tax, are reconciled to Federal income tax expense reported in the Statements of Income as follows:

                                                   1994     1993     1992
                                                       (in thousands)

Statutory Federal income tax provision. . . . .   $4 385   $4 798    $ 431
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits. . . .     (287)    (288)    (289)
  Depreciation and other utility plant-
    related differences . . . . . . . . . . . .      138      108       11
  AFUDC equity. . . . . . . . . . . . . . . . .      (27)    (104)      16
  Employee benefits . . . . . . . . . . . . . .     -        -          29
  Amortization of gains on intercompany
    sales of assets . . . . . . . . . . . . . .       24       25       26
  Provision for injuries and damages. . . . . .       70        3      (62)
  Change in tax rate. . . . . . . . . . . . . .      (37)    (137)     (56)
  Other - net . . . . . . . . . . . . . . . . .     (126)     (35)      61
Federal income tax expense. . . . . . . . . . .   $4 140   $4 370    $ 167

11.  Commitments and Contingencies

(a) Construction ULH&P will have substantial commitments in connection with its construction program. Aggregate expenditures for ULH&P's construction program for the 1995 through 1999 period are currently estimated to be approximately $120 million.

(b) Manufactured Gas Plants Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites. ULH&P is aware of potential sites where MGP activities may have occurred at some time in the past. None of these sites are known to present a risk to the environment. ULH&P has not undertaken responsibility for investigating potential MGP sites.

(c) Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of ULH&P's and CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgement over CINergy's ownership of the gas operations for a period of three years. In November 1994, the SEC requested comments on the modernization of the PUHCA given the industry's movement toward a more competitive environment, including whether or not a utility registered under the PUHCA may own a combination system (i.e., electric and gas). CINergy believes it has a justifiable basis for retention of ULH&P's and CG&E's gas operations and will continue its pursuit of SEC approval to retain the gas portion of the business. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. See Note 12 for financial information by business segments.

12.  Financial Information by Business Segments

                                               Operating
                      Operating    Operating    Income     Provision for   Construction
Year Ended            Revenues      Income       Taxes     Depreciation    Expenditures
                                            (in thousands)
1994
  Electric.........    $177 564      $ 9 736      $3 007      $ 6 213         $12 127
  Gas..............      71 971        6 654       2 335        4 431           8 277
    Total..........    $249 535      $16 390      $5 342      $10 644         $20 404

1993
  Electric.........    $175 712      $ 9 821      $3 078      $ 5 798         $16 291
  Gas..............      75 744        8 115       2 673        4 015           8 133
    Total..........    $251 456      $17 936      $5 751      $ 9 813         $24 424

1992
  Electric.........    $159 690      $ 4 157      $ (442)     $ 5 000         $16 459
  Gas..............      62 604        5 150         746        3 316           8 102
    Total..........    $222 294      $ 9 307      $  304      $ 8 316         $24 561

                                                             December 31
                                                   1994          1993          1992
                                                            (in thousands)
Property, Plant, and Equipment - net
  Electric..........................              $134 508      $130 054      $119 492
  Gas...............................               102 340        98 445        94 852
                                                   236 848       228 499       214 344
Other Corporate Assets..............                50 280        57 546        54 591
    Total Assets....................              $287 128      $286 045      $268 935

For a discussion of the potential divestiture of ULH&P's gas operations, see
Note 11(c).

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to Instruction J(2)(c).

                     ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to Instruction J(2)(c).

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT

Omitted pursuant to Instruction J(2)(c).

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to Instruction J(2)(c).

                             PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", page 19 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b)  Reports on Form 8-K.

None.

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof. Exhibits not so identified are filed herewith.

  Exhibit
Designation                           Nature of Exhibit

  3-a *Restated Articles of Incorporation made effective May 7, 1976. (Exhibit to The
                       Union Light, Heat and Power Company's
                       (ULH&P) Form 8-K, May 1976.)

  3-b *By-laws of ULH&P as amended, adopted by shareholders May 3, 1989. (Exhibit under cover of ULH&P's Form SE dated August 8,
                       1989.)

  4-a *Original Indenture (First Mortgage Bonds) between ULH&P and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's Registration Statement No. 2-7793.)

  4-b *Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967. (Exhibit to The Cincinnati Gas & Electric Company's (CG&E) Registration Statement No. 2-60961.)

  4-c *Seventh Supplemental Indenture between ULH&P and The Bank of New York dated as of October 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

  4-d *Eighth Supplemental Indenture between ULH&P and The Bank of New York dated as of December 1, 1978. (Exhibit to CG&E's
                       Registration Statement No. 2-63591.)

  4-e *Tenth Supplemental Indenture between ULH&P and The Bank of New York dated as of July 1, 1989. (Exhibit to CG&E's June 30, 1989,
                       Form 10-Q in File No. 1-1232.)

  4-f *Eleventh Supplemental Indenture between ULH&P and The Bank of New York dated as of June 1, 1990. (Exhibit to CG&E's June 30, 1990, Form 10-Q in File No. 1-1232.)

  Exhibit
Designation                          Nature of Exhibit

  4-g                  *Twelfth Supplemental Indenture between
                       ULH&P and The Bank of New York dated as of November 15, 1990. (Exhibit to ULH&P's 1990 Form 10-K in File No. 2-7793.)

  4-h                  *Thirteenth Supplemental Indenture between
                       ULH&P and The Bank of New York dated as of August 1, 1992. (Exhibit to ULH&P's 1992
                       Form 10-K in File No. 2-7793.)

  23                   Consent of Independent Public Accountants.

  27                   Financial Data Schedule (included in
                       electronic submission only).

                                                                  THE UNION LIGHT, HEAT AND POWER COMPANY
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1994

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts             $  1 609     $  2 502      $    11       $ 3 665        $ -      $     457
  Accumulated Depreciation                      96 164       11 066          823         3 940 1/       -        104 113

Other Accumulated Provisions
  Deferred Income Taxes 2/                    $ 20 487     $  1 993      $(2 904)      $(3 650)       $ -      $  23 226
  Accrued Pension and Other
    Postretirement Benefit Costs                 7 273        1 024        2 200           141          -         10 356
  Environmental Liability                          800         -            -             -             -            800
  Injuries & Damages                               125          806         -              721          -            210
  Other                                            242           24           19          -             -            285

                                              $ 28 927     $  3 847      $  (685)      $(2 788)       $ -      $  34 877

  _1/       Includes property retired at original cost or estimated original cost less the net cost of removal.

  _2/       See Notes 1(f) and 10 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary
            Data" for further information with respect to deferred income taxes.

                                                          THE UNION LIGHT, HEAT AND POWER COMPANY
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1993

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts             $  1 001     $  2 632      $     3       $ 2 027        $ -      $  1 609
  Accumulated Depreciation                      89 132        9 655          865         3 488 1/       -        96 164

Other Accumulated Provisions
  Deferred Income Taxes 2/                    $ 27 609     $  1 204      $(9 251)      $  (925)       $ -      $ 20 487
  Accrued Pension and Other
    Postretirement Benefit Costs                 6 014        1 237          341           319          -         7 273
  Environmental Liability                          800         -            -             -             -           800
  Injuries & Damages                               143          642         -              660          -           125
  Other                                           -             242         -             -             -           242

                                              $ 34 566     $  3 325      $(8 910)      $    54        $ -      $ 28 927

  _1/       Includes property retired at original cost or estimated original cost less the net cost of removal.
.
  _2/       See Notes 1(f) and 10 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary
            Data" for further information with respect to deferred income taxes.

                                                                  THE UNION LIGHT, HEAT AND POWER COMPANY
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1992

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts             $  1 082     $  2 448      $     9       $ 2 538        $ -      $  1 001
  Accumulated Depreciation                      82 684        8 158        1 097         2 807 1/       -        89 132

Other Accumulated Provisions
  Deferred Income Taxes 2/                    $ 25 079     $  2 380      $   379       $   229        $ -      $ 27 609
  Accrued Pension and Other
    Postretirement Benefit Costs                 2 576          604        2 834          -             -         6 014
  Environmental Liability                         -             800         -             -             -           800
  Injuries & Damages                               328        1 432         -            1 617          -           143

                                              $ 27 983     $  5 216      $ 3 213       $ 1 846        $ -      $ 34 566

  _1/       Includes property retired at original cost or estimated original cost less the net cost of removal.

  _2/       See Notes 1(f) and 10 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary
            Data" for further information with respect to deferred income taxes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE UNION LIGHT, HEAT AND POWER COMPANY
                                                   Registrant

Dated:  March 28, 1995
                                    By      Jackson H. Randolph
                                                  Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                        Date

    Terry E. Bruck           Group Vice President, Wholesale
                            Power and Transmission Operations
                                      and Director              March 28, 1995

    Cheryl M. Foley         Vice President, General Counsel,
                            Corporate Secretary and Director    March 28, 1995

    James E. Rogers         Vice Chairman, Chief Operating
                                  Officer and Director          March 28, 1995

   Stephen G. Salay                     Director                March 28, 1995

   George H. Stinson             President and Director         March 28, 1995

   J. Wayne Leonard           Group Vice President, Chief
                            Financial Officer and Director      March 28, 1995
                             (Principal Financial Officer)

  Jackson H. Randolph      Chairman, Chief Executive Officer    March 28, 1995
                                     and Director
                             (Principal Executive Officer)

   Charles J. Winger                 Comptroller                March 28, 1995
                            (Principal Accounting Officer)