Form 10-Q
period 1995-03-31
UNION LIGHT HEAT & POWER CO
filed 1995-05-15
CIK 100858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549


	FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

	OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 2-7793


                    THE UNION LIGHT, HEAT AND POWER COMPANY
             (Exact name of registrant as specified in its charter)


		     KENTUCKY 	  		               31-0473080
	(State or other jurisdiction of	            (I.R.S. Employer
	 incorporation or organization)	           Identification No.)


	139 East Fourth Street
	Cincinnati, Ohio 45202
	(Address of principal executive offices)

                Registrant`s telephone number:  (513) 381-2000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ----      ----

  The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

  As of April 30, 1995, 585,333 shares of Common Stock, par value $15.00 per share, were outstanding, all of which were held by The Cincinnati Gas & Electric Company.

                THE UNION LIGHT, HEAT AND POWER COMPANY

                         TABLE OF CONTENTS


 Item
Number

        PART I.  FINANCIAL INFORMATION


  1    Financial Statements
         Balance Sheets
         Statements of Income
         Statements of Changes in Common Stock Equity
         Statements of Cash Flows
         Notes to Financial Statements
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations

        PART II.  OTHER INFORMATION


  6    Exhibits and Reports on Form 8-K
       Signatures

                 THE UNION LIGHT, HEAT AND POWER COMPANY
                           BALANCE SHEETS

ASSETS


                                                   March 31     December 31
                                                     1995           1994
                                                  (unaudited)
                                                       (in thousands)

Utility Plant - original cost
  In service
    Electric. . . . . . . . . . . . . . . . .       $182 304       $179 098
    Gas . . . . . . . . . . . . . . . . . . .        135 859        134 103
    Common. . . . . . . . . . . . . . . . . .         19 147         19 122
                                                     337 310        332 323

  Accumulated depreciation. . . . . . . . . .        106 376        104 113
                                                     230 934        228 210

  Construction work in progress . . . . . . .          7 798          8 638
      Total utility plant . . . . . . . . . .        238 732        236 848

Current Assets
  Cash and temporary cash investments . . . .          1 541          1 071
  Accounts receivable less accumulated
    provision of $836,000 at March 31, 1995,
    and $457,000 at December 31, 1994,
    for doubtful accounts . . . . . . . . . .         28 797         33 892
  Materials, supplies, and fuel - at average
    cost
      Gas stored for current use. . . . . . .          2 914          6 216
      Other materials and supplies. . . . . .          1 233          1 406
  Property taxes applicable to subsequent
    year. . . . . . . . . . . . . . . . . . .          2 229          2 200
  Prepayments and other . . . . . . . . . . .            338            593
                                                      37 052         45 378
Other Assets
  Deferred merger costs . . . . . . . . . . .          1 785          1 785
  Other . . . . . . . . . . . . . . . . . . .          3 582          3 117
                                                       5 367          4 902

                                                    $281 151       $287 128

The accompanying notes are an integral part of these financial statements.

                  THE UNION LIGHT, HEAT AND POWER COMPANY

CAPITALIZATION AND LIABILITIES


                                                       March 31     December 31
                                                         1995           1994
                                                      (unaudited)
                                                        (dollars in thousands)

Common Stock Equity
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 at
    March 31, 1995, and December 31, 1994 . . . .       $  8 780       $  8 780
  Paid-in capital . . . . . . . . . . . . . . . .         18 839         18 839
  Retained earnings . . . . . . . . . . . . . . .         78 689         74 203
      Total common stock equity . . . . . . . . .        106 308        101 822

Long-term Debt. . . . . . . . . . . . . . . . . .         89 255         89 238
      Total capitalization. . . . . . . . . . . .        195 563        191 060


Current Liabilities
  Notes payable . . . . . . . . . . . . . . . . .          1 000         14 500
  Accounts payable. . . . . . . . . . . . . . . .         17 647         21 655
  Accrued taxes . . . . . . . . . . . . . . . . .          6 259          2 876
  Accrued interest. . . . . . . . . . . . . . . .          2 533          2 123
  Other . . . . . . . . . . . . . . . . . . . . .          4 861          4 123
                                                          32 300         45 277

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .         21 866         23 226
  Unamortized investment tax credits  . . . . . .          5 293          5 364
  Accrued pension and other postretirement
    benefit costs . . . . . . . . . . . . . . . .         10 876         10 356
  Income taxes refundable through rates . . . . .          4 865          4 282
  Other . . . . . . . . . . . . . . . . . . . . .         10 388          7 563
                                                          53 288         50 791

                                                        $281 151       $287 128

                       THE UNION LIGHT, HEAT AND POWER COMPANY
                               STATEMENTS OF INCOME
                                    (unaudited)

                                                                Quarter Ended         Twelve Months Ended
                                                                  March 31                  March 31
                                                               1995      1994          1995          1994
                                                                           (in thousands)

Operating Revenues
  Electric . . . . . . . . . . . . . . . . . . . . . . . .   $39 559    $45 190      $171 933      $178 053
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .    30 503     36 800        65 674        81 119
                                                              70 062     81 990       237 607       259 172

Operating Expenses
  Electricity purchased from parent company for resale . .    30 039     35 555       129 371       136 164
  Gas purchased. . . . . . . . . . . . . . . . . . . . . .    17 560     22 409        35 659        45 844
  Other operation. . . . . . . . . . . . . . . . . . . . .     7 795      7 620        32 464        30 695
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .     1 153      1 253         5 373         6 267
  Depreciation . . . . . . . . . . . . . . . . . . . . . .     2 775      2 616        10 803        10 212
  Income taxes . . . . . . . . . . . . . . . . . . . . . .     3 088      3 781         4 649         6 936
  Taxes other than income taxes. . . . . . . . . . . . . .     1 008      1 025         3 985         3 683
                                                              63 418     74 259       222 304       239 801

Operating Income . . . . . . . . . . . . . . . . . . . . .     6 644      7 731        15 303        19 371

Other Income and Expenses - Net
  Allowance for equity funds used during construction. . .       (11)        (2)           69           159
  Other - net. . . . . . . . . . . . . . . . . . . . . . .        (8)       399          (115)          (58)
                                                                 (19)       397           (46)          101

Income Before Interest . . . . . . . . . . . . . . . . . .     6 625      8 128        15 257        19 472

Interest
  Interest on long-term debt . . . . . . . . . . . . . . .     2 039      2 043         8 157         8 230
  Other interest . . . . . . . . . . . . . . . . . . . . .       165        153           407           451
  Allowance for borrowed funds used during construction. .       (65)       (30)         (218)         (198)
                                                               2 139      2 166         8 346         8 483

Net Income . . . . . . . . . . . . . . . . . . . . . . . .   $ 4 486    $ 5 962      $  6 911      $ 10 989

The accompanying notes are an integral part of these financial statements.

                             THE UNION LIGHT, HEAT AND POWER COMPANY
                          STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                           (unaudited)

                                               Common      Paid-in   Retained    Total Common
                                                Stock      Capital   Earnings    Stock Equity
                                                              (in thousands)

Quarter Ended March 31, 1995

  Balance January 1, 1995. . . . . . . . . .    $8 780      $18 839    $74 203      $101 822
  Net income . . . . . . . . . . . . . . . .                             4 486         4 486

  Balance March 31, 1995 . . . . . . . . . .    $8 780      $18 839    $78 689      $106 308


Quarter Ended March 31, 1994

  Balance January 1, 1994. . . . . . . . . .    $8 780      $18 839    $69 327      $ 96 946
  Net income . . . . . . . . . . . . . . . .                             5 962         5 962

  Balance March 31, 1994 . . . . . . . . . .    $8 780      $18 839    $75 289      $102 908


Twelve Months Ended March 31, 1995

  Balance April 1, 1994. . . . . . . . . . .    $8 780      $18 839    $75 289      $102 908
  Net income . . . . . . . . . . . . . . . .                             6 911         6 911
  Dividends on common stock. . . . . . . . .                            (3 511)       (3 511)

  Balance March 31, 1995 . . . . . . . . . .    $8 780      $18 839    $78 689      $106 308


Twelve Months Ended March 31, 1994

  Balance April 1, 1993. . . . . . . . . . .    $8 780      $18 839    $67 227      $ 94 846
  Net income . . . . . . . . . . . . . . . .                            10 989        10 989
  Dividends on common stock. . . . . . . . .                            (2 927)       (2 927)

  Balance March 31, 1994 . . . . . . . . . .    $8 780      $18 839    $75 289      $102 908

The accompanying notes are an integral part of these financial statements.

                                   THE UNION LIGHT, HEAT AND POWER COMPANY
                                          STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                            Quarter Ended              Twelve Months Ended
                                                               March 31                      March 31
                                                          1995          1994            1995          1994
                                                                           (in thousands)

OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . .      $  4 486      $  5 962        $  6 911      $ 10 989
  Items providing (using) cash currently:
    Depreciation. . . . . . . . . . . . . . . . .         2 775         2 616          10 803        10 212
    Deferred income taxes and investment tax
      credits - net . . . . . . . . . . . . . . .          (848)         (901)          2 095         1 091
    Allowance for equity funds used during
      construction. . . . . . . . . . . . . . . .            11             2             (69)         (159)
    Deferred gas and electric fuel costs - net. .         2 089         2 267          (1 813)       (1 344)
    Deferred merger costs . . . . . . . . . . . .          -             -             (1 785)         -
    Changes in current assets and current
      liabilities
        Accounts receivable . . . . . . . . . . .         5 095        (1 598)         15 494        (3 320)
        Materials, supplies, and fuel . . . . . .         3 475         4 630            (112)          (24)
        Accounts payable. . . . . . . . . . . . .        (4 008)       (4 461)         (1 924)         (836)
        Accrued taxes and interest. . . . . . . .         3 793         5 057           2 043         3 667
    Other items - net . . . . . . . . . . . . . .         2 335         1 417           5 503         1 919
        Net cash provided by (used in)
          operating activities. . . . . . . . . .        19 203        14 991          37 146        22 195

FINANCING ACTIVITIES
  Redemption of long-term debt. . . . . . . . . .          -             -               -           (6 500)
  Change in short-term debt . . . . . . . . . . .       (13 500)      (11 500)        (12 500)        9 500
  Dividends on common stock . . . . . . . . . . .          -             -             (3 511)       (2 927)
        Net cash provided by (used in)
          financing activities. . . . . . . . . .       (13 500)      (11 500)        (16 011)           73

INVESTING ACTIVITIES
  Construction expenditures (less allowance for
    equity funds used during construction). . . .        (5 233)       (4 036)        (21 526)      (22 903)
        Net cash provided by (used in)
          investing activities. . . . . . . . . .        (5 233)       (4 036)        (21 526)      (22 903)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . .           470          (545)           (391)         (635)
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . .         1 071         2 477           1 932         2 567
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . .      $  1 541      $  1 932        $  1 541      $  1 932

The accompanying notes are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.	These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of The Union
Light, Heat and Power Company (ULH&P), a subsidiary of The Cincinnati Gas
& Electric Company, for a fair presentation of the interim results. These statements should be read in conjunction with ULH&P`s 1994 Annual Report on Form 10-K (Commission File Number 2-7793). Certain amounts in the 1994 Financial Statements have been reclassified to conform to the 1995 presentation.

2.	ULH&P announced its intention to redeem $5 million principal amount of its
10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in a Maintenance and Replacement Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

3.	ULH&P has filed a registration statement with the Securities and Exchange
Commission (SEC) under the Securities Act of 1933, which became effective on May 3, 1995, with respect to the issuance of up to $55 million of unsecured debt. Applications are pending before the Kentucky Public
Service Commission and the SEC under the Public Utility Holding Company
Act of 1935 with respect to the unsecured debt.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Regulatory Matters

On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (MEGA-NOPR) on Open Access, which is another step in the transition towards potentially full-scale competition in the electric utility industry. The MEGA-NOPR is essentially the electric industry`s equivalent of the FERC`s Order 636 applicable to the natural gas industry. The MEGA-NOPR as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the tariffs for their own bulk power transactions, establish an electronic bulletin board, and establish a contract-based approach to stranded costs. A final order could be issued by the end of 1995. CINergy Corp., the holding company of The Cincinnati Gas & Electric Company (CG&E), which is the parent company of The Union Light, Heat & Power Company (ULH&P or Company) is currently evaluating its position with respect to the provisions of the MEGA-NOPR and the potential effects upon the Company if ultimately adopted.

CAPITAL REQUIREMENTS

ULH&P announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in a Maintenance and Replacement Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

CAPITAL RESOURCES

ULH&P has filed a registration statement with the Securities and Exchange Commission (SEC) under the Securities Act of 1933, which became effective on May 3, 1995, with respect to the issuance of up to $55 million of unsecured debt. Applications are pending before the Kentucky Public Service Commission and the SEC under the Public Utility Holding Company Act of 1935 with respect to the unsecured debt.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kilowatt-hour (kwh) sales for the quarter ended March 31, 1995, decreased 8.2% from the same period of 1994, due to a decrease in domestic sales volumes caused by milder weather. An increase in the average number of domestic customers partially offset the decline in domestic sales. Commercial sales increased as a result of an increase in the average number of commercial customers. Increased industrial sales resulted from growth mainly in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1995 decreased 6.1% as compared to the first quarter of 1994. Warmer weather during the winter heating season led to decreases in gas sales to domestic and commercial customers. These decreases were partially offset by increases in the average number of both domestic and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by the Company. The increase in transportation volumes, which was over three times the decrease in industrial sales, was primarily as a result of growth in the paper products and primary metals sectors.

Revenues

Electric Operating Revenues

Electric operating revenues decreased $5.6 million (12.5%) for the quarter ended March 31, 1995, over the comparable period of 1994. This decrease primarily reflects the previously discussed decrease in kwh sales. Also contributing to the decrease was a reduction in electric fuel adjustment clauses reflecting a decrease in the average cost of electricity purchased.

An analysis of electric operating revenues is shown below:

                                            Quarter
                                         Ended March 31
                                         (in thousands)

Operating revenues - March 31, 1994         $45 190
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                   (2 121)
    Firm power sales for resale                  27
  Total change in price per kwh              (2 094)

  Kwh sales
    Retail                                   (3 501)
    Firm power sales for resale                 (11)
  Total change in kwh sales                  (3 512)

  Other                                         (25)

Operating revenues - March 31, 1995         $39 559

Gas Operating Revenues

Gas operating revenues declined $6.3 million (17.1%) in the first quarter of 1995 when compared to the same period last year. This decrease was primarily a result of the previously mentioned changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased for the period. In addition, an increase in the relative volume of gas transported to gas sold, as previously discussed, contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by the Company. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

 Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, the Company's largest operating expense, decreased $5.5 million (15.5%) for the quarter as compared to last year.

An analysis of electricity purchased is shown below:

                                            Quarter
                                         Ended March 31
                                         (in thousands)

Electricity purchased
  expense - March 31, 1994                  $35 555
Increase (Decrease) due to change in:
  Price of electricity                       (2 492)
  Kwh purchased                              (3 024)

Electricity purchased
  expense - March 31, 1995                  $30 039


Gas Purchased

Gas purchased for the quarter declined $4.8 million (21.6%) from the first quarter of last year mainly reflecting decreases in the average cost per Mcf of gas purchased of 12.4% and in volumes purchased of 10.6%.

Maintenance

The $.1 million (8.0%) decrease in maintenance expense for the first quarter of 1995 as compared to the same period of 1994, is due to decreased maintenance on electric distribution facilities and administrative facilities common to both gas and electric operations.

Depreciation

Depreciation expense increased $.2 million (6.1%) for the three month period ended March 31, 1995, over the comparable period ended March 31, 1994. The increase primarily reflects additions to common, gas, and electric utility plant.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kwh sales for the twelve months ended March 31, 1995, decreased .6% from the same period of 1994, due to a decrease in domestic sales volumes caused by milder weather during the first quarter of 1995 and the second half of 1994. An increase in the average number of domestic customers partially offset the decline in domestic sales. Commercial sales increased as a result of an increase in the average number of commercial customers. Increased industrial sales resulted from growth in the primary metals sector.

 Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended March 31, 1995, decreased 9.6% as compared to the same period of 1994. Warmer weather during the winter heating season led to decreases in gas sales to domestic and commercial customers. These decreases were partially offset by increases in the average number of both domestic and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by the Company. The increase in these transportation volumes, which was over three times the decrease in industrial sales, was primarily a result of growth in the primary metals and paper products sectors.

Revenues

Electric Operating Revenues

Electric operating revenues decreased $6.1 million (3.4%) for the twelve months ended March 31, 1995, over the comparable period of 1994. This decrease reflects a reduction in electric fuel adjustment clauses reflecting a decrease in the average cost of electricity purchased and the previously discussed decrease in kwh sales.

An analysis of electric operating revenues is shown below:

                                         Twelve Months
                                         Ended March 31
                                         (in thousands)

Operating revenues - March 31, 1994        $178 053
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                   (5 024)
    Firm power sales for resale                 136
  Total change in price per kwh              (4 888)

  Kwh sales
    Retail                                   (1 061)
    Firm power sales for resale                  18
  Total change in kwh sales                  (1 043)

  Other                                        (189)

Operating revenues - March 31, 1995        $171 933


Gas Operating Revenues

Gas operating revenues declined $15.4 million (19.0%) for the twelve months ended 1995 when compared to the same period last year. This decrease was primarily a result of the previously mentioned changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased for the period. In addition, an increase in the relative volume of gas transported to gas sold, as previously discussed, contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by the Company. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.
 Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, the Company's largest operating expense, decreased $6.8 million (5.0%) for the twelve months ended March 31, 1995, as compared to last year. An analysis of electricity purchased is shown below:

                                         Twelve Months
                                         Ended March 31
                                         (in thousands)

Electricity purchased
  expense - March 31, 1994                 $136 164
Increase (Decrease) due to change in:
  Price of electricity                       (6 054)
  Kwh purchased                                (739)

Electricity purchased
  expense - March 31, 1995                 $129 371

Gas Purchased

Gas purchased for the twelve months ended March 31, 1995, declined $10.2 million (22.2%) from the same period of last year mainly reflecting decreases in the average cost per Mcf of gas purchased of 10.6% and in volumes purchased of 13.0%.

Other Operation

Other operation expense for the twelve months ended March 31, 1995, increased $1.8 million (5.8%) over the comparable period of 1994, primarily due to increased gas and electric distribution expenses, increased wages and benefits, and recognition of nonrecurring charges for merger-related costs and other costs the Company does not expect to recover from customers.

Maintenance

The $.9 million (14.3%) decrease in maintenance expense for the twelve month period ended March 31, 1995, as compared to the same period of 1994, is due to decreased maintenance on electric distribution and gas production facilities.

Depreciation

Depreciation expense increased $.6 million (5.8%) for the twelve month period ended March 31, 1995, over the comparable period ended March 31, 1994. The increase primarily reflects additions to common, gas, and electric utility plant, and the effect of increases in depreciation accrual rates on gas and common plant in accordance with a July 1993 rate order issued by the KPSC.

 Taxes Other than Income Taxes

Taxes other than income taxes for the twelve month period ended March 31, 1995, increased $.3 million (8.2%) over the same period of 1994, primarily due to increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

                            PART II - OTHER INFORMATION

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibit is filed herewith:

	  Exhibit
	Designation				Nature of Exhibit

	     27			Financial Data Schedule (included in
					electronic submission only).

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although The Union Light, Heat and Power Company (ULH&P) believes that the disclosures are adequate to make the information presented not misleading. In the opinion of ULH&P, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.


                                   THE UNION LIGHT, HEAT AND POWER COMPANY
                                   ---------------------------------------
                                                  Registrant



                                              J. WAYNE LEONARD
                                        -------------------------------
Date:  May 11, 1995                           J. Wayne Leonard
                                          Group Vice President and
                                           Chief Financial Officer


                                             CHARLES J. WINGER
                                       -------------------------------
Date:  May 11, 1995                          Charles J. Winger
                                         Comptroller and Principal
                                             Accounting Officer