Form 10-Q/A
period 1995-09-30
UNION LIGHT HEAT & POWER CO
filed 1995-11-21
CIK 100858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-Q/A

                   AMENDMENT NO. 1 TO THE QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 ON FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995


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

  As of October 31, 1995, 585,333 shares of Common Stock, par value $15.00 per share, were outstanding, all of which were held by The Cincinnati Gas & Electric Company.

                    THE UNION LIGHT, HEAT AND POWER COMPANY

                               TABLE OF CONTENTS


 Item
Number

       Glossary of Terms

                       PART I.  FINANCIAL INFORMATION


  1    Financial Statements
         Balance Sheets
         Statements of Income
         Statements of Changes in Common Stock Equity
         Statements of Cash Flows
         Notes to Financial Statements
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                        PART II.  OTHER INFORMATION

  1          Exhibits and Reports on Form 8-K.
       Signatures

                              GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this Form 10-Q have the meanings set forth below:

    TERM                                   DEFINITION

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy Corp.)

Cinergy           Cinergy Corp.

D&P               Duff & Phelps Credit Rating Co.

FERC              Federal Energy Regulatory Commission

KPSC              Kentucky Public Service Commission

kwh               Kilowatt-hour

Mcf               Thousand cubic feet

MEGA-NOPR         This FERC Notice of Proposed Rulemaking on Open Access,
                    issued on March 29, 1995, is another step in the transition towards potentially full-scale competition in the electric utility industry. Essentially, the proposed rule is the electric industry's equivalent of the FERC's Order 636 which is applicable to the natural gas industry.

Moody's           Moody's Investors Service

Order 636         Issued in April 1992, this FERC order mandated changes to
                    the way local gas distribution companies purchase gas supplies and contract for transportation and storage services.

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUHCA             Public Utility Holding Company Act of 1935

S&P               Standard & Poor's

SEC               Securities and Exchange Commission

SFAS 121          Statement of Financial Accounting Standards No. 121,
                    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued in March 1995 by the Financial Accounting Standards Board, is a new accounting standard requiring impairment losses on long-lived assets be recognized when an asset's book value exceeds its expected future cash flows.

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

ULH&P's Form      ULH&P's 1994 Annual Report on Form 10-K (Commission File
  10-K              Number 2-7793)

                        THE UNION LIGHT, HEAT AND POWER COMPANY
                                       BALANCE SHEETS
                                        (unaudited)

ASSETS

                                                   September 30           December 31
                                                       1995                   1994
                                                          (dollars in thousands)

Utility Plant - original cost
  In service
    Electric                                        $185 701                $179 098
    Gas                                              139 083                 134 103
    Common                                            19 121                  19 122
                                                     343 905                 332 323
  Accumulated depreciation                           110 256                 104 113
                                                     233 649                 228 210

  Construction work in progress                        8 257                   8 638
    Total utility plant                              241 906                 236 848

Current Assets
  Cash                                                 1 502                   1 071
  Accounts receivable less accumulated provision
    of $1,140,000 at September 30, 1995, and
    $457,000 at December 31, 1994, for doubtful
    accounts                                          28 826                  33 892
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                         5 774                   6 216
    Other materials and supplies                       1 240                   1 406
  Property taxes applicable to subsequent year         2 287                   2 200
  Prepayments and other                                  637                     593
                                                      40 266                  45 378

Other Assets
  Regulatory assets
    Deferred merger costs                              1 785                   1 785
    Unamortized costs of reacquiring debt              2 544                    -
    Other                                              2 590                   2 718
  Other                                                1 689                     399
                                                       8 608                   4 902

                                                    $290 780                $287 128

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                      THE UNION LIGHT, HEAT AND POWER COMPANY


CAPITALIZATION AND LIABILITIES

                                                September 30            December 31
                                                    1995                   1994
                                                       (dollars in thousands)
Common Stock Equity
  Common stock - $15.00 par value; authorized
    shares - 1,000,000; outstanding shares -
    585,333 at September 30, 1995 and
    December 31, 1994                            $  8 780                $  8 780
  Paid-in capital                                  18 839                  18 839
  Retained earnings                                83 190                  74 203
    Total common stock equity                     110 809                 101 822

Long-term Debt                                     69 362                  89 238
    Total capitalization                          180 171                 191 060

Current Liabilities
  Notes payable                                    26 500                  14 500
  Accounts payable                                 21 903                  21 655
  Accrued taxes                                     1 327                   2 876
  Accrued interest                                  2 157                   2 123
  Other                                             4 461                   4 123
                                                   56 348                  45 277

Other Liabilities
  Deferred income taxes                            23 981                  23 226
  Unamortized investment tax credits                5 151                   5 364
  Accrued pension and other postretirement
    benefit costs                                  11 838                  10 356
  Income taxes refundable through rates             4 887                   4 282
  Other                                             8 404                   7 563
                                                   54 261                  50 791

                                                 $290 780                $287 128

                                             THE UNION LIGHT, HEAT AND POWER COMPANY
                                                       STATEMENTS OF INCOME
                                                           (unaudited)


                                             Quarter Ended           Nine Months Ended           Twelve Months Ended
                                              September 30              September 30                 September 30
                                           1995          1994        1995          1994           1995          1994
                                                                       (in thousands)
Operating Revenues
  Electric                               $57 171       $49 354     $144 553      $138 280       $183 837     $180 019
  Gas                                      5 995         6 678       45 870        53 065         64 776       79 185
    Total operating revenues              63 166        56 032      190 423       191 345        248 613      259 204

Operating Expenses
  Electricity purchased from parent
    company for resale                    42 124        37 289      109 099       105 396        138 590      137 031
  Gas purchased                            2 168         2 727       23 884        29 936         34 456       44 837
  Other operation                          7 428         7 764       22 481        23 105         31 665       31 435
  Maintenance                                903         1 424        3 040         4 166          4 347        6 216
  Depreciation                             2 907         2 643        8 553         7 892         11 305       10 509
  Income taxes                             1 612           461        5 573         4 688          6 227        6 748
  Taxes other than income taxes              986           930        2 965         2 945          4 022        3 660
                                          58 128        53 238      175 595       178 128        230 612      240 436

Operating Income                           5 038         2 794       14 828        13 217         18 001       18 768

Other Income And Expenses - Net
  Allowance for equity funds used
    during construction                       22            50           78            61             95           53
  Income taxes                               (10)         (101)         (48)          (57)            65          (56)
  Other - net                                 (8)           82           59           417           (122)         361
                                               4            31           89           421             38          358

Income Before Interest                     5 042         2 825       14 917        13 638         18 039       19 126

Interest
  Interest on long-term debt               1 721         2 039        5 674         6 121          7 714        8 160
  Other interest                             157            79          376           296            475          460
  Allowance for borrowed funds used
    during construction                      (24)          (59)        (120)         (134)          (169)        (162)
                                           1 854         2 059        5 930         6 283          8 020        8 458

Net Income                               $ 3 188       $   766     $  8 987      $  7 355       $ 10 019     $ 10 668

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                               THE UNION LIGHT, HEAT AND POWER COMPANY
                             STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                              (unaudited)


                                                 Common      Paid-in      Retained      Total Common
                                                  Stock      Capital      Earnings      Stock Equity
                                                            (dollars in thousands)
Quarter Ended September 30, 1995

Balance July 1, 1995                             $8 780      $18 839      $80 002         $107 621
Net income                                                                  3 188            3 188

Balance September 30, 1995                       $8 780      $18 839      $83 190         $110 809

Quarter Ended September 30, 1994

Balance July 1, 1994                             $8 780      $18 839      $75 916         $103 535
Net income                                                                    766              766

Balance September 30, 1994                       $8 780      $18 839      $76 682         $104 301

Nine Months Ended September 30, 1995

Balance January 1, 1995                          $8 780      $18 839      $74 203         $101 822
Net income                                                                  8 987            8 987

Balance September 30, 1995                       $8 780      $18 839      $83 190         $110 809

Nine Months Ended September 30, 1994

Balance January 1, 1994                          $8 780      $18 839      $69 327         $ 96 946
Net income                                                                  7 355            7 355

Balance September 30, 1994                       $8 780      $18 839      $76 682         $104 301

Twelve Months Ended September 30, 1995

Balance October 1, 1994                          $8 780      $18 839      $76 682         $104 301
Net income                                                                 10 019           10 019
Dividends on common stock                                                  (3 511)          (3 511)

Balance September 30, 1995                       $8 780      $18 839      $83 190         $110 809

Twelve Months Ended September 30, 1994

Balance October 1, 1993                          $8 780      $18 839      $68 941         $ 96 560
Net income                                                                 10 668           10 668
Dividends on common stock                                                  (2 927)          (2 927)

Balance September 30, 1994                       $8 780      $18 839      $76 682         $104 301

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                                                  THE UNION LIGHT, HEAT AND POWER COMPANY
                                                         STATEMENTS OF CASH FLOWS
                                                                (unaudited)

                                                         Quarter Ended          Nine Months Ended       Twelve Months Ended
                                                          September 30             September 30             September 30
                                                       1995         1994        1995         1994        1995         1994
                                                                                  (in thousands)
Operating Activities
  Net income                                        $  3 188     $    766     $  8 987     $  7 355    $ 10 019    $ 10 668
  Items providing (using) cash currently:
    Depreciation                                       2 907        2 643        8 553        7 892      11 305      10 509
    Deferred income taxes and investment tax
      credits - net                                    1 489        1 588        1 147        1 798       1 391         669
    Allowance for equity funds used during
      construction                                       (22)         (50)         (78)         (61)        (95)        (53)
    Regulatory assets
      Deferred merger costs                             -          (1 785)        -          (1 785)       -         (1 785)
      Other                                               43           43          128          128         170         170
    Changes in current assets and current
      liabilities
        Accounts receivable                           (3 025)       3 982        5 066       12 367       1 500       2 099
        Materials, supplies, and fuel                 (1 476)      (1 974)         608          436       1 215         358
        Accounts payable                                (992)      (3 512)         248       (7 434)      5 305      (1 085)
        Accrued taxes and interest                    (3 674)      (1 868)      (1 515)       1 736          56       1 313
    Other items - net                                 (2 004)      (1 097)       1 969        2 491       2 258       4 305
        Net cash provided by (used in)
          operating activities                        (3 566)      (1 264)      25 113       24 923      33 124      27 168

Financing Activities
  Issuance of long-term debt                          14 704         -          14 704         -         14 704        -
  Redemption of long-term debt                       (21 302)        -         (37 036)        -        (37 036)       -
  Change in short-term debt                           13 000        7 000       12 000      (12 500)     14 000      (6 000)
  Dividends on common stock                             -            -            -            -         (3 511)     (2 927)
        Net cash provided by (used in)
          financing activities                         6 402        7 000      (10 332)     (12 500)    (11 843)     (8 927)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (4 582)      (5 070)     (14 350)     (13 564)    (21 115)    (18 655)
        Net cash provided by (used in)
          investing activities                        (4 582)      (5 070)     (14 350)     (13 564)    (21 115)    (18 655)

Net increase (decrease) in cash and
  temporary cash investment                           (1 746)         666          431       (1 141)        166        (414)

Cash and temporary cash investments at
  beginning of period                                  3 248          670        1 071        2 477       1 336       1 750

Cash and temporary cash investments at
  end of period                                     $  1 502     $  1 336     $  1 502     $  1 336    $  1 502    $  1 336

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of ULH&P for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in ULH&P's 1994 Form 10-K. Certain amounts in the 1994
Financial Statements have been reclassified to conform to the 1995 presentation.

2. SFAS 121, which is effective for ULH&P in January 1996, is not expected to have an adverse impact on financial condition or results of operations upon adoption, based on the regulatory environment in which ULH&P currently operates. However, this may change in the future as deregulation, competitive factors, and potential restructuring influence the electric utility industry.

3. In June 1995, ULH&P redeemed $5 million principal amount of its 10 1/4% first mortgage bonds (due June 1, 2020) at par with cash deposited in the Maintenance and Replacement Fund, and the remaining $10 million principal amount of such bonds at the redemption price of 107.34%.

     Additionally, on September 1, 1995, ULH&P redeemed all of its 9.70% first mortgage bonds (due July 1, 2019) at a redemption price of 106.51%.

4. On July 25, 1995, ULH&P issued $15 million of 7.65% debentures (due July 15, 2025). The proceeds from the issuance were used in conjunction with the early redemption of long-term debt.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Senior Security Ratings

In July 1995, S&P Ratings Group raised its ratings of ULH&P's senior secured debt to A- from BBB+, removing the company from its credit watch list. The company had been on credit watch since October 31, 1994. S&P also raised the ratings of ULH&P's senior unsecured debt and preferred stock from BBB to BBB+. The ratings group indicated these actions are a result of lower combined power production costs, reduced operation and maintenance expenses, and deferral of capital expenditures brought about as a result of the merger of CG&E and PSI to form Cinergy.

In addition, in August 1995, D&P assigned a new rating of A- to ULH&P's first mortgage bonds. In assigning this rating, D&P stated the merger will result in lower new capacity needs and electric production costs and enhanced transmission capabilities.

Finally, Moody's upgraded the credit ratings of ULH&P's first mortgage bonds and senior unsecured debt in November 1995, to A3 from Baa1 and Baa1 from Baa2, respectively, reflecting a strengthening financial position coupled with low business risks.

Regulatory Matters

PUHCA Reform
In June 1995, after a year-long review of its continuing regulation of public utility holding companies under the PUHCA, the SEC endorsed recommendations for reform of the PUHCA. The recommendations call for repeal and, pending repeal, significant administrative reform of the 60 year old statute. While the report offers three alternative approaches to repeal and legislative reform, the report's preferred option is repeal coupled with a transition period of one year or longer and a transfer of certain consumer-protection provisions of PUHCA to the FERC. The report further recommends that, pending consideration of legislative options, the SEC take prompt administrative action, by rulemaking and on a case-by-case basis, to modernize and simplify regulation under PUHCA, with particular reference to financing transactions, diversification into nonutility businesses, utility mergers and acquisitions and PUHCA's "integration" standards. In the latter regard, the report recommends a changed interpretation of PUHCA to permit registered holding companies to own combination electric and gas utility companies provided the affected states agree. Subsequent to the report's issuance, the SEC adopted rule changes exempting various types of financing transactions by utility and nonutility subsidiaries of registered holding companies. The SEC also proposed a rule that would exempt investments by registered systems in specified "energy-related companies" subject to certain conditions.

In October 1995, a bill was introduced in the U.S. Senate providing for the repeal of PUHCA. The bill is pending before Congress.

MEGA-NOPR
The FERC's MEGA-NOPR on open access as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board, and establish a contract-based approach to stranded costs.

Cinergy filed comments in June 1995 in response to the MEGA-NOPR on behalf of itself and its operating companies, including ULH&P. In the filing, Cinergy reaffirmed support for FERC's authority to order utilities owning transmission systems to provide access to other entities at rates and terms comparable to those they provide affiliated companies. In August 1995, Cinergy filed additional comments concerning the transmission pricing aspects of the MEGA-NOPR. A final order is expected to be issued during the first half of 1996.

Accounting Issues

New Accounting Standard
SFAS 121, which is effective for ULH&P in January 1996, is not expected to have an adverse impact on financial condition or results of operations upon adoption, based on the regulatory environment in which ULH&P currently operates. However, this may change in the future as deregulation, competitive factors, and potential restructuring influence the electric utility industry.

CAPITAL RESOURCES

Long-term Debt
Currently, ULH&P has KPSC authority for $40 million in long-term debt issuances.

For information regarding recent securities redemptions and issuances, see Notes 3 and 4 of the "Notes to Financial Statements".

Short-term Debt
ULH&P has authority to borrow up to $35 million of short-term debt as of September 30, 1995. In connection with this authority, ULH&P has established unsecured lines of credit which currently permit borrowings of up to $30 million, of which $9 million remained unused at September 30, 1995.

THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales increased 17.6% for the quarter ended September 30, 1995, as compared to the third quarter of 1994, due in large part to increased sales to domestic and commercial customers. The increase in domestic and commercial sales primarily resulted from warmer weather during the period.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the third quarter of 1995 decreased .6% as compared to the third quarter of 1994. The decline was attributable to decreased sales volumes to domestic, commercial, and industrial customers. Warmer weather contributed to the decrease in domestic and commercial sales. The decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The resulting significant increase in transportation volumes more than offset the decline in industrial sales and was primarily attributable to growth in the chemicals and paper products sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $7.8 million (15.8%) for the quarter ended September 30, 1995, over the comparable period of 1994. This increase reflects the previously discussed increases in kwh sales.

Gas Operating Revenues

Gas operating revenues decreased $.7 million (10.2%) for the quarter ended September 30, 1995, over the comparable period of 1994. This decrease was the result of the previously discussed decline in total volumes sold and the operation of adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P's largest operating expense, increased $4.8 million (13.0%) for the quarter as compared to the same period last year.

An analysis of electricity purchased costs is shown below:

                                                           Quarter
                                                      Ended September 30
                                                        (in thousands)

Electricity purchased expense - September 30, 1994          $37 289
Increase due to change in:
  Price of electricity                                        1 940
  Kwh purchased                                               2 895

Electricity purchased expense - September 30, 1995          $42 124

Gas Purchased

Gas purchased for the quarter decreased $.6 million (20.5%) when compared to the same period last year. This decrease was attributable to a 15.5% decline in the average cost per Mcf purchased and a 5.9% decrease in volumes purchased.

Other Operation

Other operation expense decreased $.3 million (4.3%) for the quarter ended September 30, 1995, as compared to the same period last year. The decrease was primarily attributable to decreased gas and electric distribution expenses.

Maintenance
The decrease in maintenance expense of $.5 million (36.6%) for the third quarter of 1995 as compared to the same period last year was primarily due to lower maintenance costs on gas and electric distribution facilities.

Depreciation

The increase in depreciation expense of $.3 million (10.0%) for the third quarter of 1995 as compared to the same period last year was primarily due to additions to electric and gas plant in service.

Interest

Interest charges for the three month period ended September 30, 1995, decreased $.2 million (10.0%) from the comparable period of 1994, primarily due to the refinancing of $35 million of long-term debt during 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the nine months ended September 30, 1995, increased 7.2% over the same period of 1994, primarily as a result of increased domestic, commercial, and industrial sales volumes. The higher domestic and commercial sales were mainly the result of warmer weather during the latter part of the summer cooling season. The increased industrial sales reflect continued growth in the paper products and primary metals sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the nine months ended September 30, 1995, decreased 2.3% as compared to the same period of 1994, as a result of decreased sales volumes to domestic, commercial, and industrial customers. Milder weather during the winter heating season contributed to the decrease in domestic and commercial sales. The decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The resulting increase in transportation volumes more than offset the decline in industrial sales.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $6.3 million (4.5%) for the nine months ended September 30, 1995, over the comparable period of 1994. This increase reflects the previously discussed increases in kwh sales, the effects of which were partially offset by decreases in fuel adjustment clauses reflecting a decline in the average cost of electricity purchased.

An analysis of electric operating revenues is shown below:

                                                         Nine Months
                                                     Ended September 30
                                                       (in thousands)

Operating revenues - September 30, 1994                    $138 280
Increase (Decrease) due to change in:
  Price per kwh                                              (3 608)
  Kwh sales                                                   9 908
  Other                                                         (27)

Operating revenues - September 30, 1995                    $144 553

Gas Operating Revenues

Gas operating revenues decreased $7.2 million (13.6%) in the first nine months of 1995 when compared to the same period last year. This decrease was the result of the previously discussed decline in total volumes sold and the operation of adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense increased $3.7 million (3.5%) for the first nine months of 1995 as compared to last year.

An analysis of electricity purchased costs is shown below:

                                                        Nine Months
                                                     Ended September 30
                                                       (in thousands)

Electricity purchased expense - September 30, 1994        $105 396
Increase (Decrease) due to change in:
  Price of electricity                                      (3 620)
  Kwh purchased                                              7 323

Electricity purchased expense - September 30, 1995        $109 099

Gas Purchased

Gas purchased expense for the first nine months decreased $6.1 million (20.2%) when compared to the same period last year. The decrease was attributable to a 7.7% decline in volumes purchased and a 13.5% decrease in the average cost per Mcf of gas purchased.

Other Operation

Other operation expenses decreased $.6 million (2.7%) for the nine months ended September 30, 1995, as compared to the same period last year. The decrease was attributable to decreased gas and electric distribution expenses and reduced gas production costs.

Maintenance

The decrease in maintenance expense of $1.1 million (27.0%) for the nine months ended September 30, 1995, as compared the same period last year was due primarily to lower maintenance costs on gas and electric distribution facilities and reduced maintenance on facilities used for administrative and general functions.

Depreciation

The increase in depreciation expense of $.7 million (8.4%) for the nine months ended September 30, 1995, as compared the same period last year was primarily due to additions to electric and gas plant in service.

Interest

Interest charges for the nine month period ended September 30, 1995, decreased $.4 million (5.6%) from the comparable period of 1994, primarily due to the refinancing of $35 million of long-term debt during 1995.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the twelve months ended September 30, 1995, increased 5.5% when compared to the same period of 1994, primarily due to higher domestic, commercial, and industrial sales. Increases in domestic and commercial sales were due in large part to warmer weather during the summer cooling season. The higher industrial sales primarily reflect growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended September 30, 1995, decreased 7.4% when compared to the same period of 1994, as a result of lower domestic, commercial, and industrial sales. Milder weather during the winter heating season contributed to the decrease in domestic and commercial sales, while industrial sales decreased as customers elected to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The resulting increase in transportation volumes more than offset the lower industrial sales and was primarily due to growth in the paper products and primary metals sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $3.8 million (2.1%) for the twelve months ended September 30, 1995, over the comparable period of 1994. The increase was attributable to the previously discussed higher sales volumes and was partially offset by the operation of adjustment clauses reflecting a decline in the average cost of electricity purchased.

An analysis of electric operating revenues is shown below:

                                                        Twelve Months
                                                     Ended September 30
                                                       (in thousands)

Operating revenues - September 30, 1994                   $180 019
Increase (Decrease) due to change in:
  Price per kwh                                             (5 958)
  Kwh sales                                                  9 863
  Other                                                        (87)

Operating revenues - September 30, 1995                   $183 837

Gas Operating Revenues

Gas operating revenues declined $14.4 million (18.2%) for the twelve months ended September 30, 1995, when compared to the same period last year. This decrease was the result of the aforementioned decline in volumes sold and the operation of adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense increased $1.6 million (1.1%) for the twelve months ended September 30, 1995, as compared to last year.

An analysis of electricity purchased costs is shown below:

                                                       Twelve Months
                                                     Ended September 30
                                                       (in thousands)

Electricity purchased expense - September 30, 1994       $137 031
Increase (Decrease) due to change in:
  Price of electricity                                     (5 777)
  Kwh purchased                                             7 336

Electricity purchased expense - September 30, 1995       $138 590

Gas Purchased

Gas purchased expense for the twelve months ended September 30, 1995, decreased $10.4 million (23.2%) when compared to the same period last year. This decrease was attributable to a 12.1% decline in volumes purchased and a 12.6% decrease in the average cost per Mcf of gas purchased.

Other Operation

Other operation expenses increased $.2 million (.7%) for the twelve months ended September 30, 1995, as compared to the same period last year, primarily due to recognition of nonrecurring charges in December 1994 for merger-related costs and other costs ULH&P does not expect to recover from customers. These nonrecurring charges were partially offset by a number of items, including decreased gas production and distribution expenses and reductions in administrative and general expenses.

Maintenance

The decrease in maintenance expense of $1.9 million (30.1%) for the twelve months ended September 30, 1995, as compared the same period last year was due primarily to lower maintenance costs on gas and electric distribution facilities.

Depreciation

The increase in depreciation expense of $.8 million (7.6%) for the twelve months ended September 30, 1995, as compared the same period last year was primarily due to additions to electric and gas plant in service.

Taxes Other than Income Taxes

Taxes other than income taxes increased $.4 million (9.9%) for the twelve months ended September 30, 1995, over the same period of 1994, primarily due to increased property taxes as a result of higher property tax rates.

Interest

Interest charges for the twelve month period ended September 30, 1995, decreased $.4 million (5.2%) from the comparable period of 1994, primarily due to the refinancing of $35 million of long-term debt during 1995.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

       Exhibit
     Designation                        Nature of Exhibit

         27 Financial Data Schedules (included in electronic submission only).


(b)  No reports on Form 8-K were filed during the quarter ended September
     30, 1995.

SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ULH&P believes that the disclosures are adequate to make the information presented not misleading. In the opinion of ULH&P, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.


                                  THE UNION LIGHT, HEAT AND POWER COMPANY
                                                 Registrant





Date:  November 20, 1995                    /S/J. Wayne Leonard
                                          Duly Authorized Officer