Form 10-Q
period 1997-03-31
UNION LIGHT HEAT & POWER CO
filed 1997-05-14
CIK 100858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

     Commission      Registrant, State of Incorporation,    I.R.S. Employer
     File Number        Address, and Telephone Number      Identification No.

      1-11377                CINERGY CORP.                     31-1385023
                       (A Delaware Corporation)
                        139 East Fourth Street
                        Cincinnati, Ohio 45202
                            (513) 381-2000

      1-1232      THE CINCINNATI GAS & ELECTRIC COMPANY         31-0240030
                                   (An Ohio Corporation)
                                  139 East Fourth Street
                                  Cincinnati, Ohio 45202
                                      (513) 381-2000

       1-3543                 PSI ENERGY, INC.                    35-0594457
                                  (An Indiana Corporation)
                                   1000 East Main Street
                                 Plainfield, Indiana 46168
                                      (317) 839-9611

       2-7793      THE UNION LIGHT, HEAT AND POWER COMPANY         31-0473080
                                  (A Kentucky Corporation)
                                   139 East Fourth Street
                                   Cincinnati, Ohio 45202
                                      (513) 381-2000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No

This combined Form 10-Q is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its company specific information with the reduced disclosure format.

As of April 30, 1997, shares of Common Stock outstanding for each registrant were as listed:

       Company                                                 Shares
Cinergy Corp., par value $.01 per share                      157,679,129
The Cincinnati Gas & Electric Company, par value
  $8.50 per share                                             89,663,086
PSI Energy, Inc., without par value, stated value $.01
  per share                                                   53,913,701
The Union Light, Heat and Power Company, par value
  $15.00 per share                                               585,333

TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .        3

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .        6
         Consolidated Statements of Income . . . . . . . . . .        8
         Consolidated Statements of Changes in Common9
           Stock Equity. . . . . . . . . . . . . . . . . . . .        9
         Consolidated Statements of Cash Flows . . . . . . . .       10
         Results of Operations . . . . . . . . . . . . . . . .       11
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .       19
         Consolidated Statements of Income . . . . . . . . . .       21
         Consolidated Statements of Cash Flows . . . . . . . .       22
         Results of Operations . . . . . . . . . . . . . . . .       23
       PSI Energy, Inc.
         Consolidated Balance Sheets . . . . . . . . . . . . .       27
         Consolidated Statements of Income . . . . . . . . . .       29
         Consolidated Statements of Cash Flows . . . . . . . .       30
         Results of Operations . . . . . . . . . . . . . . . .       31
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .       34
         Statements of Income. . . . . . . . . . . . . . . . .       36
         Statements of Cash Flows. . . . . . . . . . . . . . .       37
         Results of Operations . . . . . . . . . . . . . . . .       38
       Notes to Financial Statements . . . . . . . . . . . . .       40
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .       42

PART II.  OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .       43
  4    Submission of Matters to a Vote of Security Holders . .       43
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .       44
       Signature . . . . . . . . . . . . . . . . . . . . . . .       46

GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION_________________________

1996 Form         Combined 1996 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, CG&E, PSI, and ULH&P

AEP               American Electric Power Company, Inc.

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

Beckjord          CG&E's W. C. Beckjord Station

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

Cinergy or        Cinergy Corp.
  Company

Cinergy UK        Cinergy UK, Inc., formerly M.E. Holdings, Inc., (a
                    subsidiary of Cinergy Investments, Inc.) which holds Cinergy's 50% investment in Avon Energy

Clean Coal        A joint arrangement by PSI and Destec Energy, Inc. for a
  Project 262-megawatt clean coal power generating facility located at Wabash River Generating Station

Coal Supply       An agreement to purchase coal from Eagle Coal Company
  Agreement

December 1996     A PUCO order issued in December 1996 on CG&E's gas rate
  Order             proceeding

December 1996     An Indiana Utility Regulatory Commission order issued in
  DSM Order         December 1996 on PSI's DSM proceeding

DSM               Demand-side management

FASB              Financial Accounting Standards Board

FERC              Federal Energy Regulatory Commission

Gibson            PSI's Gibson Generating Station

KPSC              Kentucky Public Service Commission

kwh               Kilowatt-hour

M&R Fund          Maintenance and Replacement Fund

Mcf               Thousand cubic feet

Merger Order      The FERC's order approving the merger of CG&E and PSI
                    Resources, Inc. to form Cinergy

    TERM                                   DEFINITION_________________________

Miami Fort        CG&E's Miami Fort Generating Station

Midlands          Midlands Electricity plc

Opinion 15        Accounting Principles Board Opinion 15, Earnings Per Share

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

PUHCA             Public Utility Holding Company Act of 1935

S&P               Standard & Poor's

September 1996    An Indiana Utility Regulatory Commission order issued in
  Order             September 1996 on PSI's retail rate proceeding

Statement 128     Statement of Financial Accounting Standards No. 128,
                    Earnings Per Share

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

Woodsdale         CG&E's Woodsdale Generating Station

Zimmer            CG&E's William H. Zimmer Generating Station

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                                       March 31    December 31
                                                         1997         1996
                                                      (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                          $8,858,361   $8,809,786
    Gas                                                  720,227      713,829
    Common                                               185,302      185,255
                                                       9,763,890    9,708,870
  Accumulated depreciation                             3,650,395    3,591,858
                                                       6,113,495    6,117,012

  Construction work in progress                          160,687      172,614
      Total utility plant                              6,274,182    6,289,626

Current Assets
  Cash and temporary cash investments                     15,294       19,327
  Restricted deposits                                      1,723        1,721
  Accounts receivable less accumulated provision for
    doubtful accounts of $11,315 at March 31, 1997,
    and $10,618 at December 31, 1996                     206,113      199,361
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                   66,666       71,730
    Gas stored for current use                            11,030       32,951
    Other materials and supplies                          76,578       80,292
  Property taxes applicable to subsequent year            92,685      123,580
  Prepayments and other                                   41,730       37,049
                                                         511,819      566,011

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes            375,914      377,194
    Post-in-service carrying costs and deferred
      operating expenses                                 184,423      186,396
    Phase-in deferred return and depreciation             93,794       95,163
    Coal contract buyout costs                           134,378      138,171
    Deferred demand-side management costs                127,860      134,742
    Deferred merger costs                                 92,444       93,999
    Unamortized costs of reacquiring debt                 69,474       70,518
    Other                                                 63,315       72,483
  Investment in unconsolidated subsidiary                593,099      592,660
  Other                                                  240,406      231,551
                                                       1,975,107    1,992,877

                                                      $8,761,108   $8,848,514

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.


CAPITALIZATION AND LIABILITIES

                                                March 31           December 31
                                                  1997                1996
                                                   (dollars in thousands)
Common Stock Equity
  Common stock - $.01 par value; authorized
    shares - 600,000,000; outstanding shares -
    157,679,129 at March 31, 1997, and
    December 31, 1996                          $    1,577          $    1,577
  Paid-in capital                               1,579,934           1,590,735
  Retained earnings                             1,035,390             992,273
  Cumulative foreign currency translation
    adjustment                                     (1,166)               (131)
      Total common stock equity                 2,615,735           2,584,454

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption             194,195             194,232

Long-term Debt                                  2,375,694           2,534,978
      Total capitalization                      5,185,624           5,313,664

Current Liabilities
  Long-term debt due within one year              274,000             140,000
  Notes payable                                   705,177             713,617
  Accounts payable                                244,686             305,420
  Accrued taxes                                   341,339             323,059
  Accrued interest                                 58,827              55,590
  Other                                            85,880             114,653
                                                1,709,909           1,652,339

Other Liabilities
  Deferred income taxes                         1,139,112           1,146,263
  Unamortized investment tax credits              173,517             175,935
  Accrued pension and other postretirement
    benefit costs                                 271,882             263,319
  Other                                           281,064             296,994
                                                1,865,575           1,882,511

                                               $8,761,108          $8,848,514

CINERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                          Quarter Ended              Twelve Months Ended
                                             March 31                      March 31
                                        1997          1996          1997            1996
                                            (in thousands, except per share amounts)
Operating Revenues
  Electric                           $  817,914   $  684,840     $2,901,780      $2,664,953
  Gas                                   212,266      199,155        487,145         434,796
                                      1,030,180      883,995      3,388,925       3,099,749

Operating Expenses
  Fuel used in electric production      175,746      191,452        697,544         722,297
  Gas purchased                         123,968       93,225        279,859         204,982
  Purchased and exchanged power         160,592       27,621        291,809          69,587
  Other operation                       163,412      146,134        615,712         549,985
  Maintenance                            45,854       43,642        196,120         181,500
  Depreciation                           71,556       70,195        284,124         276,498
  Amortization of phase-in deferrals      3,371        3,400         13,569          12,491
  Amortization of post-in-service
    deferred operating expenses - net     1,091         (843)           425          (1,339)
  Income taxes                           63,919       73,983        208,205         232,893
  Taxes other than income taxes          68,372       65,737        260,450         257,322
                                        877,881      714,546      2,847,817       2,506,216

Operating Income                        152,299      169,449        541,108         593,533

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                     191          351          1,065           1,361
  Post-in-service carrying costs           -             343            880             961
  Phase-in deferred return                2,002        2,093          8,281           8,496
  Equity in earnings of
    unconsolidated subsidiary            26,500         -            51,930            -
  Income taxes                              791        3,218         17,109           9,482
  Other - net                            (2,627)      (7,676)       (35,415)         (9,676)
                                         26,857       (1,671)        43,850          10,624

Income Before Interest and Other
  Charges                               179,156      167,778        584,958         604,157

Interest and Other Charges
  Interest on long-term debt             49,275       49,135        190,757         207,985
  Other interest                         13,867        2,871         42,165          18,386
  Allowance for borrowed funds
    used during construction             (1,342)      (1,138)        (6,387)         (6,892)
  Preferred dividend requirements of
    subsidiaries                          3,239        6,769         19,650          28,965
                                         65,039       57,637        246,185         248,444

Net Income                           $  114,117   $  110,141     $  338,773      $  355,713
Costs of Reacquisition of Preferred
  Stock of Subsidiary                      -            -           (18,391)           - __
Net Income Applicable to Common
  Stock                              $  114,117   $  110,141     $  320,382      $  355,713

Average Common Shares Outstanding       157,679      157,675        157,679         157,113

Earnings Per Common Share
  Net income                               $.72         $.70          $2.14           $2.27
  Costs of reacquisition of
    preferred stock of subsidiary           -            -             (.12)            -__
  Net income applicable to common
    stock                                  $.72         $.70          $2.02           $2.27

Dividends Declared Per Common Share        $.45         $.43          $1.76           $1.72

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(unaudited)

                                                                                 Cumulative
                                                                                   Foreign
                                                                                   Currency
                                     Common        Paid-in        Retained       Translation     Total Common
                                      Stock        Capital        Earnings        Adjustment     Stock Equity
                                                         (dollars in thousands)
Quarter Ended March 31, 1997

Balance January 1, 1997              $1,577      $1,590,735      $  992,273        $  (131)        $2,584,454
Net income                                                          114,117                           114,117
Dividends on common stock (see
  page 8 for per share amounts)                                     (71,000)                          (71,000)
Translation adjustments                                                             (1,035)            (1,035)
Other                                               (10,801)                                          (10,801)

Balance March 31, 1997               $1,577      $1,579,934      $1,035,390        $(1,166)        $2,615,735

Quarter Ended March 31, 1996

Balance January 1, 1996              $1,577      $1,597,050      $  950,216        $  -            $2,548,843
Net income                                                          110,141                           110,141
Issuance of 8,988 shares of
  common stock - net                                    311                                               311
Dividends on common stock (see
  page 8 for per share amounts)                                     (67,799)                          (67,799)
Other                                                (1,926)                                           (1,926)

Balance March 31, 1996               $1,577      $1,595,435      $  992,558        $  -            $2,589,570

Twelve Months Ended March 31, 1997

Balance April 1, 1996                $1,577      $1,595,435      $  992,558        $  -            $2,589,570
Net income                                                          338,773                           338,773
Dividends on common stock (see page
  8 for per share amounts)                                         (277,559)                         (277,559)
Translation adjustments                                                             (1,166)            (1,166)
Costs of reacquisition of preferred
  stock of subsidiary                                               (18,391)                          (18,391)
Other                                               (15,501)              9                           (15,492)

Balance March 31, 1997               $1,577      $1,579,934      $1,035,390        $(1,166)        $2,615,735

Twelve Months Ended March 31, 1996

Balance April 1, 1995                $1,559      $1,553,478      $  911,857        $  -            $2,466,894
Net income                                                          355,713                           355,713
Issuance of 1,758,652 shares of
  common stock - net                     18          42,650                                            42,668
Common stock issuance expenses                          (45)                                              (45)
Dividends on common stock (see page
  8 for per share amounts)                                         (269,836)                         (269,836)
Other                                                  (648)         (5,176)                           (5,824)

Balance March 31, 1996               $1,577      $1,595,435      $  992,558        $  -            $2,589,570

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                           CINERGY CORP.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                                 Year to Date               Twelve Months Ended
                                                                   March 31                       March 31
                                                             1997            1996           1997           1996
                                                                                (in thousands)
Operating Activities
  Net income                                               $ 114,117      $ 110,141      $ 338,773      $ 355,713
  Items providing (using) cash currently:
    Depreciation                                              71,556         70,195        284,124        276,498
    Deferred income taxes and investment tax
      credits - net                                           (6,889)        16,978         24,045         43,620
    Allowance for equity funds used during
      construction                                              (191)          (351)        (1,065)        (1,361)
    Regulatory assets - net                                    9,608          9,961            (73)        11,933
    Changes in current assets and current
      liabilities
        Restricted deposits                                       (2)           (24)          (336)        (1,074)
        Accounts receivable, net of reserves on
          receivables sold                                    (8,498)       143,778        (19,527)        51,886
        Materials, supplies, and fuel                         30,699         29,169         45,535         63,553
        Accounts payable                                     (60,734)        12,675        (36,128)        94,809
        Litigation settlement                                   -              -           (80,000)          -
        Accrued taxes and interest                            21,517         (7,203)        34,189         12,208
    Other items - net                                        (16,844)       (16,003)        11,575        (17,210)
          Net cash provided by operating activities          154,339        369,316        601,112        890,575

Financing Activities
  Issuance of common stock                                      -               311           -            42,623
  Issuance of long-term debt                                  35,000           -           209,817        344,280
  Funds on deposit from issuance of long-term debt              -               973           -             5,231
  Retirement of preferred stock of subsidiaries                  (25)            (5)      (212,507)       (93,471)
  Redemption of long-term debt                               (61,880)      (150,289)      (148,774)      (461,605)
  Change in short-term debt                                   (8,440)       (69,500)       608,877       (133,801)
  Dividends on common stock                                  (71,000)       (67,799)      (277,559)      (269,836)
          Net cash provided by (used in)
            financing activities                            (106,345)      (286,309)       179,854       (566,579)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)               (58,909)       (49,760)      (332,162)      (296,451)
  Deferred demand-side management costs - net                  6,882           (737)         2,277        (17,061)
  Investment in unconsolidated subsidiary                       -              -          (503,349)          -
  Sale of investment in Argentine utility                       -              -              -            19,799
          Net cash used in investing activities              (52,027)       (50,497)      (833,234)      (293,713)

Net increase (decrease) in cash and
   temporary cash investments                                 (4,033)        32,510        (52,268)        30,283

Cash and temporary cash investments at
   beginning of period                                        19,327         35,052         67,562         37,279

Cash and temporary cash investments at
   end of period                                           $  15,294      $  67,562      $  15,294      $  67,562

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter and twelve months ended March 31, 1997. For information concerning the results of operations for each of the other registrants for the same quarter, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997

Kwh Sales

Kwh sales increased 35.8% for the quarter ended March 31, 1997, from the comparable period of last year primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels was an increase in industrial sales primarily reflecting growth in the primary metals sector. These increases were partially offset by decreased residential and commercial sales for the first quarter of 1997, as compared to the same period last year, as a result of mild weather.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1997 decreased 8.4%, as compared to the same period in 1996. Decreased residential and commercial sales reflecting mild weather during the first quarter of 1997, were slightly offset by an increase in the number of customers and higher gas transportation volumes which reflect the continued trend of industrial customers purchasing gas directly from suppliers, using transportation services provided by Cinergy.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended March 31, 1997, increased $133 million (19%), as compared to the same period last year, primarily as a result of the increased activity in Cinergy's power marketing and trading operations previously discussed. Also contributing to the increase was the effect of PSI's 7.6% ($76 million annually) retail rate increase approved in the September 1996 Order. These increases were partially offset by declines in kwh sales to residential and commercial customers as a result of mild weather and the operation of CG&E's fuel adjustment clauses.


An analysis of electric operating revenues is shown below:

                                                              Quarter
                                                          Ended March 31
                                                           (in millions)


Electric operating revenues - March 31, 1996                   $685
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                        2
    Sales for resale
      Firm power obligations                                      1
      Non-firm power transactions                                19
  Total change in price per kwh                                  22

  Kwh sales
    Retail                                                       (4)
    Sales for resale
      Non-firm power transactions                               115
  Total change in kwh sales                                     111

Electric operating revenues - March 31, 1997                   $818

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing Cinergy facilities to transport the gas continues to put downward pressure on gas operating revenues. When Cinergy sells gas, the sales price reflects the cost of gas purchased by Cinergy to support the sale plus the costs to deliver the gas. When gas is transported, Cinergy does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues increased $13 million (7%) in the first quarter of 1997, when compared to the same period last year. Contributing to the increase was CG&E's December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of fuel adjustment clauses reflecting a higher cost of gas purchased. These increases were partially offset by the effect on residential and commercial gas sales of the mild weather during the first quarter of 1997.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs, Cinergy's largest operating expense, decreased $16 million (8%), as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                 Quarter
                                              Ended March 31
                                              (in millions)

Fuel expense - March 31, 1996                      $192
Decrease due to change in:
  Price of fuel                                     (15)
  Kwh generation                                     (1)

Fuel expense - March 31, 1997                      $176

Gas Purchased

Gas purchased for the quarter ended March 31, 1997, increased $31 million (33%), when compared to the same period last year, reflecting a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $133 million for the quarter ended March 31, 1997, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

The $17 million (12%) increase in other operation expenses for the first quarter of 1997, as compared to the same period of 1996, is primarily due to increased production expenses associated with the Clean Coal Project and increases related to the amortization of deferred DSM expenses, deferred merger costs, and deferred postretirement benefit costs, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order.

Maintenance

For the three months ended March 31, 1997, maintenance expenses increased $2 million (5%), when compared to the three months ended March 31, 1996. This increase is primarily due to scheduled outages at Beckjord and Miami Fort and a forced outage at Zimmer.

Amortization of Post-in-service Deferred Operating Expenses - Net

Amortization of post-in-service deferred operating expenses - net reflects the amortization and related recovery in rates of various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant was reflected in retail rates.

Other Income and Expenses - Net

Other - net

The change in other - net of $5 million (66%) for the three months ended March 31, 1997, from the same period of 1996, is primarily due to an increase in carrying costs related to the Coal Supply Agreement and PSI's deferred DSM costs. A higher level of expenses associated with CG&E's and ULH&P's sales of accounts receivables partially offset this increase.

Interest and Other Charges

Other Interest

Other interest increased $11 million for the first quarter of 1997, as compared to the same period last year, primarily reflecting interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy. (See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information.")

Preferred Dividend Requirements of Subsidiaries

Preferred dividend requirements of subsidiaries decreased $4 million (52%) for the quarter ended March 31, 1997, as compared to the same period of 1996.
This decrease is primarily attributable to the reaquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1997

Kwh Sales

Kwh sales increased 17.2% for the twelve months ended March 31, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels was an increase in industrial sales primarily reflecting growth in the primary metals sector. These increases were partially offset by declines in residential and commercial sales attributable to a return to more normal weather in the third quarter of 1996 as compared to 1995, and mild weather for the first quarter of 1997, as compared to the same period last year, offset slightly by increases in the average number of residential and commercial customers.

Mcf Sales and Transportation

Mcf gas sales and transportation for the twelve months ended March 31, 1997, remained relatively unchanged as compared to the same period in 1996. Colder than normal weather during the first quarter of 1996 combined with mild weather during the first quarter of 1997 caused a decrease in residential and commercial sales. Higher gas transportation volumes which reflect the continued trend of industrial customers purchasing gas directly from suppliers, using transportation services provided by Cinergy and increases in the number of customers substantially offset this decrease.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended March 31, 1997, increased $237 million (9%), reflecting increased kwh sales and PSI's 7.6% retail rate increase, as previously discussed. This increase was partially offset by the operation of CG&E's fuel adjustment clauses reflecting a lower average cost of fuel used in electric production and a decrease in ULH&P's electric rates reflecting a reduction in the cost of electricity purchased from CG&E.


An analysis of electric operating revenues is shown below:

                                                    Twelve Months
                                                   Ended March 31
                                                    (in millions)

Electric operating revenues - March 31, 1996            $2 665
Increase due to change in:
  Price per kwh
    Retail                                                   7
    Sales for resale
      Firm power obligations                                 3
      Non-firm power transactions                           15
  Total change in price per kwh                             25

  Kwh sales
    Retail                                                  10
    Sales for resale
      Firm power obligations                                 4
      Non-firm power transactions                          194
  Total change in kwh sales                                208

  Other                                                      4

Electric operating revenues - March 31, 1997            $2 902

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended March 31, 1997."

Gas operating revenues increased $52 million (12%) for the twelve months ended March 31, 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of fuel adjustment clauses reflecting a higher cost of gas purchased. These increases were partially offset by the effect of colder than normal weather during the first quarter of 1996 and the mild weather during the first quarter of 1997 on residential and commercial gas sales.

Operating Expenses

Gas Purchased

Gas purchased for the twelve months ended March 31, 1997, increased $75 million (37%) when compared to the same period last year. This increase reflects a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $222 million for the twelve months ended March 31, 1997, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.


Other Operation

Other operation increased $66 million (12%) for the twelve months ended March 31, 1997, as compared to the same period last year, primarily due to charges of $35 million for voluntary early retirement and severance programs and charges totaling $6 million related to the December 1996 Order. In addition, expenses associated with the Clean Coal Project, which are being recovered in revenues pursuant to the September 1996 Order, contributed to the increase, as well as, an increase related to amortization of DSM expenses, which are being recovered in revenues pursuant to the December 1996 DSM Order.

Maintenance

Maintenance increased $15 million (8%) for the twelve months ended March 31, 1997, as compared to the twelve months ended March 31, 1996, primarily due to increased production maintenance expenses associated with the Clean Coal Project, which are being recovered in revenues pursuant to the September 1996 Order.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer.

Amortization of Post-in-service Deferred Operating Expenses - Net

Amortization of post-in-service deferred operating expenses - net reflects the amortization and related recovery in rates of various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant was reflected in retail rates.

Other Income and Expenses - Net

Other - net

The change in other - net of $26 million for the twelve months ended March 31, 1997, as compared to the same period last year is primarily due to charges of $14 million associated with the December 1996 Order and expenses associated with the sales of accounts receivable for CG&E and ULH&P.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $17 million (8%) for the twelve months ended March 31, 1997, from the same period of 1996 primarily due to the redemption of approximately $175 million of long-term debt by CG&E and ULH&P during the period from December 1995 through May 1996.

Other Interest

Other interest increased $24 million for the twelve months ended March 31, 1997, as compared to the same period last year, primarily reflecting interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy. (See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information.")


Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $9 million (32%) for the twelve months ended March 31, 1997, from the same period of 1996 is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer.

Costs of Reacquisition of Preferred Stock of Subsidiary

Costs of reacquisition of preferred stock of subsidiary represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September of 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares.

THE CINCINNATI GAS &
 ELECTRIC COMPANY
   AND SUBSIDIARY COMPANIES

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


ASSETS
                                                              March 31    December 31
                                                                1997          1996
                                                              (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                                 $4,653,785   $4,631,605
    Gas                                                         720,227      713,829
    Common                                                      185,302      185,255
                                                              5,559,314    5,530,689
  Accumulated depreciation                                    1,904,820    1,868,579
                                                              3,654,494    3,662,110
  Construction work in progress                                  94,112       95,984
        Total utility plant                                   3,748,606    3,758,094

Current Assets
  Cash and temporary cash investments                             2,364        5,120
  Restricted deposits                                             1,172        1,171
  Notes receivable from affiliated companies                     99,975       31,740
  Accounts receivable less accumulated provision
    for doubtful accounts of $9,974 at March 31, 1997,
    and $9,178 at December 31, 1996                              93,485      117,912
  Accounts receivable from affiliated companies                   1,168        2,453
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                          28,927       29,865
    Gas stored for current use                                   11,030       32,951
    Other materials and supplies                                 46,995       52,023
  Property taxes applicable to subsequent year                   92,685      123,580
  Prepayments and other                                          37,459       32,433
                                                                415,260      429,248

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes                   341,982      344,126
    Post-in-service carrying costs and deferred
      operating expenses                                        139,787      141,492
    Deferred merger costs                                        17,475       17,709
    Deferred demand-side management costs                        34,302       33,534
    Phase-in deferred return and depreciation                    93,794       95,163
    Unamortized costs of reacquiring debt                        37,913       38,439
    Other                                                        13,384       19,545
  Other                                                          92,624       89,908
                                                                771,261      779,916

                                                             $4,935,127   $4,967,258

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY


CAPITALIZATION AND LIABILITIES
                                                              March 31   December 31
                                                                1997        1996
                                                             (dollars in thousands)
Common Stock Equity
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;
    outstanding shares - 89,663,086 at March 31, 1997,
    and December 31, 1996                                   $  762,136   $  762,136
  Paid-in capital                                              534,542      536,276
  Retained earnings                                            271,302      247,403
      Total common stock equity                              1,567,980    1,545,815

Cumulative Preferred Stock
  Not subject to mandatory redemption                           21,110       21,146

Long-term Debt                                               1,405,536    1,565,108
      Total capitalization                                   2,994,626    3,132,069

Current Liabilities
  Long-term debt due within one year                           274,000      130,000
  Notes payable                                                 49,600       30,488
  Notes payable to affiliated companies                          6,973          103
  Accounts payable                                             127,260      166,064
  Accounts payable to affiliated companies                      32,608       12,726
  Accrued taxes                                                227,150      267,841
  Accrued interest                                              32,159       30,570
  Other                                                         28,041       32,191
                                                               777,791      669,983

Other Liabilities
  Deferred income taxes                                        768,520      767,085
  Unamortized investment tax credits                           121,632      123,185
  Accrued pension and other postretirement benefit costs       169,214      165,282
  Other                                                        103,344      109,654
                                                             1,162,710    1,165,206

                                                            $4,935,127   $4,967,258

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                         Quarter Ended
                                                            March 31
                                                       1997         1996
                                                         (in thousands)

Operating Revenues
  Electric
    Non-affiliated companies                        $ 395,625    $ 363,344
    Affiliated companies                                6,075       12,285
  Gas
    Non-affiliated companies                          212,266      199,155
    Affiliated companies                                    1         -___
                                                      613,967      574,784

Operating Expenses
  Fuel used in electric production                     70,239       97,107
  Gas purchased                                       123,968       93,225
  Purchased and exchanged power
    Non-affiliated companies                           70,862        6,433
    Affiliated companies                                1,572        6,736
  Other operation                                      79,275       79,580
  Maintenance                                          27,336       20,979
  Depreciation                                         40,404       39,987
  Amortization of phase-in deferrals                    3,371        3,400
  Amortization of post-in-service deferred
    operating expenses                                    823          823
  Income taxes                                         43,800       54,890
  Taxes other than income taxes                        53,514       51,569
                                                      515,164      454,729

Operating Income                                       98,803      120,055

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                          119          351
  Phase-in deferred return                              2,002        2,093
  Income taxes                                          3,006        1,681
  Other - net                                          (4,775)        (686)
                                                          352        3,439

Income Before Interest                                 99,155      123,494

Interest
  Interest on long-term debt                           30,045       32,100
  Other interest                                        1,696          462
  Allowance for borrowed funds used during
    construction                                         (909)        (823)
                                                       30,832       31,739

Net Income                                          $  68,323    $  91,755

Preferred Dividend Requirement                            219        3,474

Net Income Applicable to Common Stock               $  68,104    $  88,281

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                               Year to Date
                                                                 March 31
                                                            1997         1996
                                                              (in thousands)
Operating Activities
  Net income                                             $  68,323     $  91,755
  Items providing (using) cash currently:
    Depreciation                                            40,404        39,987
    Deferred income taxes and investment tax
      credits - net                                          2,929        19,368
    Allowance for equity funds used during
      construction                                            (119)         (351)
    Regulatory assets - net                                  8,587         7,165
    Changes in current assets and current
      liabilities
        Restricted deposits                                     (1)          (24)
        Accounts and notes receivable, net of
          reserves on receivables sold                     (44,863)      111,135
        Materials, supplies, and fuel                       27,887        20,965
        Accounts payable                                   (18,922)        6,797
        Accrued taxes and interest                         (39,102)      (25,133)
    Other items - net                                       16,951        (6,590)
          Net cash provided by operating activities         62,074       265,074

Financing Activities
  Retirement of preferred stock                                (24)         -
  Redemption of long-term debt                             (16,180)     (150,289)
  Change in short-term debt                                 25,982          -
  Dividends on preferred stock                                (219)       (3,474)
  Dividends on common stock                                (42,600)      (41,995)
          Net cash used in financing activities            (33,041)     (195,758)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)             (31,021)      (23,693)
  Deferred demand-side management costs - net                 (768)       (4,268)
          Net cash used in investing activities            (31,789)      (27,961)

Net increase (decrease) in cash and
  temporary cash investments                                (2,756)       41,355

Cash and temporary cash investments at
  beginning of period                                        5,120         6,612

Cash and temporary cash investments at
  end of period                                          $   2,364     $  47,967

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997

Kwh Sales

Kwh sales for the quarter ended March 31, 1997, increased 31.1%, as compared to the first quarter of 1996, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations. Mild weather during the first quarter of 1997 resulted in decreased residential and commercial sales. These decreases were partially offset by increased industrial sales reflecting growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1997 decreased 8.4%, as compared to the same period in 1996. Decreased residential and commercial sales reflecting mild weather during the first quarter of 1997 were slightly offset by an increase in the number of customers and higher gas transportation volumes which reflect the continued trend of industrial customers purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $26 million (7%) for the quarter ended March 31, 1997, from the comparable period of 1996. This increase, primarily due to higher non-firm power sales for resale, was offset, in part, by lower residential and commercial sales, as previously discussed, and the operation of fuel adjustment clauses reflecting a lower average cost per kwh.

An analysis of electric operating revenues is shown below:

                                                       Quarter
                                                    Ended March 31
                                                     (in millions)

Electric operating revenues - March 31, 1996             $376
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                (20)
    Sales for resale
      Non-firm power transactions                           8
  Total change in price per kwh                           (12)

  Kwh sales
    Retail                                                 (9)
    Sales for resale
      Non-firm power transactions                          47
  Total change in kwh sales                                38

Electric operating revenues - March 31, 1997             $402

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing CG&E facilities to transport the gas continues to put downward pressure on gas operating revenues. When CG&E sells gas, the sales price reflects the cost of gas purchased by CG&E to support the sale plus the costs to deliver the gas. When gas is transported, CG&E does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues increased $13 million (7%) in the first quarter of 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of fuel adjustment clauses reflecting a higher cost of gas purchased. These increases were partially offset by the effect on residential and commercial gas sales of the mild weather during the first quarter of 1997.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $27 million (28%) for the quarter ended March 31, 1997, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                    Quarter
                                                 Ended March 31
                                                  (in millions)

Fuel expense - March 31, 1996                         $97
Decrease due to change in:
  Price of fuel                                       (23)
  Kwh generation                                       (4)

Fuel expense - March 31, 1997                         $70

Gas Purchased

Gas purchased for the quarter ended March 31, 1997, increased $31 million (33%), when compared to the same period last year, reflecting a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended March 31, 1997, increased $59 million over the comparable period of 1996, reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Maintenance

The $6 million (30%) increase in maintenance expenses for the first quarter of 1997, as compared to the same period of 1996, is primarily due to scheduled outages at Beckjord and Miami Fort and a forced outage at Zimmer.

Other Income and Expenses - Net

Other - net

The change in other - net of $4 million in the first quarter of 1997, as compared to the first quarter of 1996, is due, in part, to increased expenses associated with CG&E's and ULH&P's sales of accounts receivables.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $2 million (6%) for the quarter ended March 31, 1997, as compared to the same period of 1996, primarily due to the redemption of $177.5 million of long-term debt during the period from January 1996 through March 1997.

Other Interest

The $1 million increase in other interest for the first quarter of 1997, as compared to the first quarter of 1996, is primarily due to increased interest expense on short-term borrowings used to fund the acquisition of approximately 90% of the outstanding preferred stock of CG&E and interest expense related to a sale-leaseback agreement CG&E entered into in November 1996 for certain equipment at Woodsdale.

Preferred Dividend Requirement

The preferred dividend requirement decreased $3 million for the first quarter of 1997, as compared to the same period in 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANIES

PSI ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS
                                                           March 31    December 31
                                                             1997         1996
                                                           (dollars in thousands)
Electric Utility Plant - Original Cost
  In service                                              $4,204,576   $4,178,181
  Accumulated depreciation                                 1,745,575    1,723,279
                                                           2,459,001    2,454,902
  Construction work in progress                               66,575       76,630
      Total electric utility plant                         2,525,576    2,531,532

Current Assets
  Cash and temporary cash investments                          2,375        2,911
  Restricted deposits                                            551          550
  Notes receivable                                               236          299
  Notes receivable from affiliated companies                  14,507            3
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,121 at March 31, 1997,
    and $1,269 at December 31, 1996                          107,672       73,990
  Accounts receivable from affiliated companies                8,380        4,016
  Materials, supplies, and fuel - at average cost
    Fuel                                                      37,739       41,865
    Other materials and supplies                              29,582       28,268
  Prepayments and other                                        3,149        3,184
                                                             204,191      155,086

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes                 33,932       33,068
    Post-in-service carrying costs and deferred
      operating expenses                                      44,636       44,904
    Coal contract buyout costs                               134,378      138,171
    Deferred merger costs                                     74,969       76,290
    Deferred demand-side management costs                     93,558      101,208
    Unamortized costs of reacquiring debt                     31,561       32,079
    Other                                                     49,931       52,938
  Other                                                      127,564      129,667
                                                             590,529      608,325

                                                          $3,320,296   $3,294,943

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.


CAPITALIZATION AND LIABILITIES
                                                                   March 31   December 31
                                                                     1997         1996
                                                                  (dollars in thousands)
Common Stock Equity
  Common stock - without par value; $.01 stated value;
    authorized shares - 60,000,000; outstanding shares
    - 53,913,701 at March 31, 1997, and December 31, 1996        $      539   $      539
  Paid-in capital                                                   401,007      402,947
  Retained earnings                                                 627,966      626,089
      Total common stock equity                                   1,029,512    1,029,575

Cumulative Preferred Stock
  Not subject to mandatory redemption                               173,085      173,086

Long-term Debt                                                      970,158      969,870
      Total capitalization                                        2,172,755    2,172,531

Current Liabilities
  Long-term debt due within one year                                   -          10,000
  Notes payable                                                     102,577      147,129
  Notes payable to affiliated companies                              87,943       13,186
  Accounts payable                                                  100,866      114,330
  Accounts payable to affiliated companies                            6,493       12,850
  Accrued taxes                                                     110,539       73,206
  Accrued interest                                                   25,909       24,045
  Other                                                              17,069       17,107
                                                                    451,396      411,853

Other Liabilities
  Deferred income taxes                                             364,905      372,997
  Unamortized investment tax credits                                 51,885       52,750
  Accrued pension and other postretirement benefit costs            102,668       98,037
  Other                                                             176,687      186,775
                                                                    696,145      710,559

                                                                 $3,320,296   $3,294,943

                                PSI ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
(unaudited)


                                                            Quarter Ended
                                                               March 31
                                                          1997         1996
                                                            (in thousands)

Operating Revenues
  Non-affiliated companies                             $ 422,289    $ 321,496
  Affiliated companies                                     1,566        6,799
                                                         423,855      328,295

Operating Expenses
  Fuel                                                   105,507       94,345
  Purchased and exchanged power
    Non-affiliated companies                              89,730       21,188
    Affiliated companies                                   6,069       12,348
  Other operation                                         83,709       66,551
  Maintenance                                             18,518       22,663
  Depreciation                                            31,152       30,208
  Amortization of post-in-service
    deferred operating expenses - net                        268       (1,666)
  Income taxes                                            20,225       18,883
  Taxes other than income taxes                           14,857       14,168
                                                         370,035      278,688

Operating Income                                          53,820       49,607

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                              72         -
  Post-in-service carrying costs                            -             343
  Income taxes                                              (603)         760
  Other - net                                              3,263       (3,658)
                                                           2,732       (2,555)

Income Before Interest                                    56,552       47,052

Interest
  Interest on long-term debt                              19,230       17,035
  Other interest                                           4,457        3,468
  Allowance for borrowed funds used during
    construction                                            (433)        (315)
                                                          23,254       20,188

Net Income                                             $  33,298    $  26,864

Preferred Dividend Requirement                             3,020        3,295

Net Income Applicable to Common Stock                  $  30,278    $  23,569

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                          Year to Date
                                                            March 31
                                                        1997        1996
                                                         (in thousands)
Operating Activities
  Net income                                          $ 33,298    $ 26,864
  Items providing (using) cash currently:
    Depreciation                                        31,152      30,208
    Deferred income taxes and investment tax
      credits - net                                     (9,820)     (1,926)
    Allowance for equity funds used during
      construction                                         (72)       -
    Regulatory assets - net                              1,021       2,796
    Changes in current assets and current
      liabilities
        Restricted deposits                                 (1)       -
        Accounts and notes receivable, net of
          reserves on receivables sold                 (51,892)     (7,674)
        Materials, supplies, and fuel                    2,812       8,176
        Accounts payable                               (19,821)     (1,692)
        Accrued taxes and interest                      39,197      18,594
    Other items - net                                     (104)        239
          Net cash provided by operating activities     25,770      75,585

Financing Activities
  Issuance of long-term debt                            35,000        -
  Funds on deposit from issuance of long-term debt        -            973
  Retirement of preferred stock                             (1)         (5)
  Redemption of long-term debt                         (45,700)       -
  Change in short-term debt                             30,205     (31,766)
  Dividends on preferred stock                          (3,020)     (3,294)
  Dividends on common stock                            (28,400)    (25,887)
          Net cash used in financing activities        (11,916)    (59,979)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)         (22,040)    (26,067)
  Deferred demand-side management costs - net            7,650       3,531
          Net cash used in investing activities        (14,390)    (22,536)

Net decrease in cash and temporary cash
  investments                                             (536)     (6,930)

Cash and temporary cash investments at
  beginning of period                                    2,911      15,522

Cash and temporary cash investments at
  end of period                                       $  2,375    $  8,592

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


PSI ENERGY, INC.
RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997

Kwh Sales

Kwh sales for the first quarter of 1997 increased 31.9%, as compared to the same period last year, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations. Partially offsetting this increase was the effects of mild weather during the first quarter of 1997. An increase in industrial sales primarily reflects growth in the transportation equipment, bituminous coal mining, and primary metals sectors.

Operating Revenues

Operating revenues increased $96 million (29%) for the quarter ended March 31, 1997, when compared to the same period last year, reflecting, in part, the increased activity in Cinergy's power marketing and trading operations previously discussed. Also contributing to the increase was the effect of a 7.6% ($76 million annually) retail rate increase approved in the September 1996 Order. Partially offsetting these increases were the previously mentioned effects of weather.

An analysis of operating revenues is shown below:

                                                  Quarter
                                               Ended March 31
                                               (in millions)

Operating revenues - March 31, 1996                 $328
Increase due to change in:
  Price per kwh
    Retail                                            24
    Sales for resale
      Firm power obligations                           2
      Non-firm power transactions                      8
  Total change in price per kwh                       34

  Kwh sales
    Retail                                             2
    Sales for resale
      Non-firm power transactions                     59
  Total change in kwh sales                           61

  Other                                                1

Operating revenues - March 31, 1997                 $424

Operating Expenses

Fuel

Fuel costs, PSI's largest operating expense, increased $11 million (12%) for the first quarter of 1997, as compared to the same period last year.


An analysis of fuel costs is shown below:

                                                 Quarter
                                             Ended March 31
                                              (in millions)

Fuel expense - March 31, 1996                       $ 94
Increase due to change in:
  Price of fuel                                        8
  Kwh generation                                       3
Fuel expense - March 31, 1997                       $105

Purchased and Exchanged Power

For the quarter ended March 31, 1997, purchased and exchanged power increased $62 million, as compared to the same period last year, due primarily to increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation expenses increased $17 million (26%) for the quarter ended March 31, 1997, as compared to the same period last year. This increase is primarily due to increased production expenses associated with the Clean Coal Project and increases related to the amortization of deferred DSM expenses, deferred merger costs, and deferred postretirement benefit costs, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order.

Maintenance

The $4 million (18%) decrease in maintenance expenses for the first quarter of 1997, as compared to the same period of 1996, is primarily associated with production facilities.

Amortization of Post-in-service Deferred Operating Expenses - Net

Amortization of post-in-service deferred operating expenses - net reflects the amortization and related recovery in rates of depreciation deferred on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates.

Other Income and Expenses - Net

Other - net

The change of $7 million for other - net for the quarter ended March 31, 1997, as compared to the same period of 1996, is primarily attributable to an increase in carrying costs related to the Coal Supply Agreement and deferred DSM costs.

Interest

Interest on Long-term Debt

Interest on long-term debt increased $2 million (13%) for the first quarter of 1997, as compared to the first quarter of 1996, primarily due to the net issuance of approximately $150 million of long-term debt during the fourth quarter of 1996.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY
BALANCE SHEETS
(unaudited)


ASSETS
                                                 March 31             December 31
                                                   1997                  1996
                                                    (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                    $197,712               $195,053
    Gas                                          149,560                148,203
    Common                                        19,293                 19,285
                                                 366,565                362,541
  Accumulated depreciation                       125,237                122,310
                                                 241,328                240,231

  Construction work in progress                    8,687                  9,050
      Total utility plant                        250,015                249,281

Current Assets
  Cash and temporary cash investments              2,067                  1,197
  Notes receivable from affiliated companies         100                    100
  Accounts receivable less accumulated
    provision for doubtful accounts of
    $1,222 at March 31, 1997, and $1,024 at
    December 31, 1996                              5,198                 12,763
  Accounts receivable from affiliated
    companies                                      1,153                    620
  Materials, supplies, and fuel - at average
    cost
      Gas stored for current use                   2,573                  6,351
      Other materials and supplies                   767                    716
  Property taxes applicable to subsequent
    year                                           1,950                  2,600
  Prepayments and other                              228                    370
      Total current assets                        14,036                 24,717

Other Assets
  Regulatory assets
    Deferred merger costs                          5,218                  5,218
    Unamortized costs of reacquiring debt          3,718                  3,764
    Other                                          2,366                  2,357
  Other                                            6,630                  5,146
                                                  17,932                 16,485

                                                $281,983               $290,483

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
BALANCE SHEETS
(unaudited)


CAPITALIZATION AND LIABILITIES
                                                            March 31  December 31
                                                              1997       1996
                                                           (dollars in thousands)
Common Stock Equity
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 at March 31, 1997,
    and December 31, 1996                                   $  8,780   $  8,780
  Paid-in capital                                             18,683     18,839
  Retained earnings                                           99,051     92,484
      Total common stock equity                              126,514    120,103

Long-term Debt                                                44,630     44,617
      Total capitalization                                   171,144    164,720

Current Liabilities
  Notes payable to affiliated companies                       18,926     30,649
  Accounts payable                                             6,498     12,018
  Accounts payable to affiliated companies                    12,152     16,771
  Accrued taxes                                                7,267      1,014
  Accrued interest                                               902      1,284
  Other                                                        4,259      5,248
                                                              50,004     66,984

Other Liabilities
  Deferred income taxes                                       32,289     33,463
  Unamortized investment tax credits                           4,727      4,797
  Accrued pension and other postretirement benefit costs      13,261     12,983
  Income taxes refundable through rates                        6,028      5,121
  Other                                                        4,530      2,415
                                                              60,835     58,779

                                                            $281,983   $290,483

                      THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME
(unaudited)


                                                            Quarter Ended
                                                               March 31
                                                           1997        1996
                                                            (in thousands)
Operating Revenues
  Electric
    Non-affiliated companies                             $ 48,580    $ 52,333
  Gas
    Non-affiliated companies                               33,963      34,006
    Affiliated companies                                      121          52
                                                           82,664      86,391

Operating Expenses
  Electricity purchased from parent company for resale     35,129      37,600
  Gas purchased                                            20,449      18,998
  Other operation                                           8,534       9,247
  Maintenance                                               1,563       1,166
  Depreciation                                              3,070       2,907
  Income taxes                                              4,742       5,511
  Taxes other than income taxes                             1,099       1,071
                                                           74,586      76,500

Operating Income                                            8,078       9,891

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                               (4)        (21)
  Income taxes                                                 92          (4)
  Other - net                                                (447)       (219)
                                                             (359)       (244)

Income Before Interest                                      7,719       9,647

Interest
  Interest on long-term debt                                  881       1,294
  Other interest                                              301         107
  Allowance for borrowed funds used during
    construction                                              (30)        (10)
                                                            1,152       1,391

Net Income                                               $  6,567    $  8,256

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CASH FLOWS
(unaudited)


                                                       Year to Date
                                                         March 31
                                                     1997        1996
                                                      (in thousands)
Operating Activities
  Net income                                      $  6,567    $  8,256
  Items providing (using) cash currently:
    Depreciation                                     3,070       2,907
    Deferred income taxes and investment tax          (338)      2,682
      credits - net
    Allowance for equity funds used during               4          21
      construction
    Regulatory assets                                   (9)        (21)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold               6,016      15,823
        Materials, supplies, and fuel                3,727       2,159
        Accounts payable                           (10,139)     (7,375)
        Accrued taxes and interest                   5,871       3,099
    Other items - net                                1,810        (643)
          Net cash provided by operating
            activities                              16,579      26,908

Financing Activities
  Redemption of long-term debt                        -        (16,032)
  Change in short-term debt                        (11,723)       - __
          Net cash used in financing activities    (11,723)    (16,032)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)      (3,986)     (3,637)
          Net cash used in investing activities     (3,986)     (3,637)

Net increase in cash and temporary cash
  investments                                          870       7,239

Cash and temporary cash investments at
  beginning of period                                1,197       1,750

Cash and temporary cash investments at
  end of period                                   $  2,067    $  8,989

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997

Kwh Sales

Kwh sales for the quarter ended March 31, 1997, decreased 6.1% from the comparable period of 1996. The mild weather in the first quarter of 1997 resulted in a decline in residential and commercial sales. This decrease was partially offset by an increase in industrial sales in the manufacturing sector and an increase in the average number of customers in all customer classes.

Mcf Sales and Transportation

For the first quarter of 1997, Mcf gas sales volumes decreased 15.7%, while Mcf transportation volumes increased 24.8%, when compared to the same period in 1996. Decreased residential and commercial sales reflecting mild weather during the first quarter of 1997 were slightly offset by an increase in the number of customers. The higher level of gas transportation volumes reflects the continued trend of customers purchasing gas directly from suppliers, using transportation services provided by ULH&P.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $3.8 million (7%) for the quarter ended March 31, 1997, from the comparable period of 1996. This decrease primarily reflects the previously discussed decline in kwh sales. Also, in July 1996, the KPSC issued an order authorizing a decrease in electric rates of approximately $1.8 million annually to reflect a reduction in the cost of electricity purchased from CG&E.

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing ULH&P facilities to transport the gas continues to put downward pressure on gas operating revenues. When ULH&P sells gas, the sales price reflects the cost of gas purchased by ULH&P to support the sale plus the costs to deliver the gas. When gas is transported, ULH&P does not incur any purchased gas costs, but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues remained relatively constant in the first quarter of 1997, when compared to the same period of last year. Increases primarily attributable to the operation of the fuel adjustment clause reflecting an increase in the cost of gas purchased were offset by the weather-related decrease in Mcf volumes.


Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased decreased $2.5 million (7%) for the quarter ended March 31, 1997, as compared to the same period last year. This decrease reflects the aforementioned reduction in the cost of electricity and lower volumes purchased from CG&E.

Gas Purchased

Gas purchased for the quarter increased $1.5 million (8%) from the first quarter of last year, reflecting a 22.4% increase in the average cost per Mcf purchased which was partially offset by a 14.8% decrease in volume.

Other Operation

The $.7 million (8%) decrease in other operation expenses for the first quarter of 1997, as compared to the same period of 1996, is due to a number of factors, including decreases in administrative and general and distribution expenses.

Maintenance

The $.4 million (34%) increase in maintenance expenses for the first quarter of 1997, as compared to the same period of 1996, is primarily due to increased maintenance expenses associated with gas and electric distribution facilities.

Depreciation

Depreciation expense increased $.2 million (6%) for the quarter ended March 31, 1997, over the comparable period of last year. This increase primarily reflects additions to gas and electric utility plant.

Other Income and Expenses - Net

Other - net

The change in other - net of $.2 million for the quarter ended March 31, 1997, as compared to the same period of 1996, is primarily attributable to expenses associated with the sales of accounts receivables.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $.4 million (32%) for the quarter ended March 31, 1997, as compared to the same period of 1996, primarily due to the redemption of $25 million of long-term debt during the period from February 1996 through May 1996.

Other Interest

Other interest charges increased $.2 million for the quarter ended March 31, 1997, as compared to the same period of 1996, primarily due to increased short-term borrowings.


NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P
1. These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1996 Form 10-K of the registrants. Certain amounts in the 1996 Financial Statements have been reclassified to conform to the 1997 presentation.

Cinergy and CG&E
2. In March 1997, CG&E retired $16 million principal amount of its 8.95% Series First Mortgage Bonds, due December 15, 2021. In April 1997, CG&E redeemed the remaining $84 million principal amount of such bonds at a price of 100% through the M&R Fund provisions of its first mortgage bond indenture. CG&E also redeemed, in April 1997, the entire $60 million principal amount of its 8 1/8% Series First Mortgage Bonds, due August 1, 2003, at a redemption price of 100.72% through the M&R Fund.

Cinergy and PSI
3. In February 1997, the City of Princeton, Indiana, loaned the proceeds from the sale of its $35 million Pollution Control Revenue Refunding Bonds, 1997 Series, to PSI. Proceeds from the issuance were used to refund, in March 1997, the outstanding $35 million City of Princeton, Indiana, 7.60% Pollution Control Revenue Refunding Bonds, 1987 Series, which previously refunded the City of Princeton, Indiana, 12.75% Pollution Control Revenue Bonds 1982 Series B, which were issued to finance PSI's portion of the costs of acquiring and constructing PSI's undivided interest in certain pollution control and solid waste disposal facilities at Gibson.

      The 1997 Series bonds bear interest at a variable rate and will mature April 1, 2022, subject to redemption prior to maturity. Pursuant to the loan agreement between PSI and Princeton, PSI will make loan payments sufficient to pay, when due, principal and interest on the 1997 Series bonds.

Cinergy, CG&E, PSI, and ULH&P
4. In February 1997, the FASB issued Statement 128, which is effective December 31, 1997, for Cinergy. Statement 128 replaces the calculation and disclosure of primary and fully diluted earnings per share under Opinion 15 with basic and diluted earnings per share. Statement 128 also requires certain disclosures regarding the determination of earnings per share amounts presented in the accompanying income statements that were not previously required under Opinion 15. Earnings per share presented in the accompanying income statements has been computed in accordance with the provisions of Opinion 15. Earnings per share for the quarter and twelve months ended March 31, 1997, determined in accordance with the provisions of Statement 128, would not have been significantly different from amounts shown.

Cinergy
5. Cinergy accounts for its 50% investment in Avon Energy, which owns 100% of Midlands, using the equity method of accounting. Avon Energy acquired Midlands during the second and third quarters of 1996, with substantially all of the Midlands' common stock being acquired during the second quarter. Accordingly, Midlands' results are fully reflected in the quarter ended March 31, 1997, while the historical results for the twelve months ended March 31, 1997, include equity income from Midlands for approximately 10 months. Had Avon Energy acquired Midlands on April 1, 1996, Cinergy's pro forma results for the twelve months ended March 31, 1997, would not have been significantly different from its reported results.

      On May 1, 1997, general elections were held in Great Britain which resulted in the Labour Party gaining control of the government. As previously disclosed in Cinergy's 1996 Form 10-K, at the time of Cinergy's acquisition, through Avon Energy, of a 50% interest in Midlands, the Labour Party was calling for a windfall profits levy against certain businesses which had previously been owned and operated by the government, of which Midlands would most likely be included. With the election of the Labour Party, the likelihood of the windfall profits levy occurring is almost certain.

      The manner in which the levy will be calculated and paid, as well as the actual companies to which it will be applied, remains unclear. As a result, no liability for the levy has been recorded by either Midlands or Avon Energy as of March 31, 1997. With the Labour Party now elected, sufficient information to determine the form of the levy, quantify the amount, and determine the appropriate accounting treatment should most likely be available during the second quarter of 1997.

      Estimates of the total amount to be raised by the levy, made by members of the British press and financial community, have ranged from 3 billion to 5 billion pounds sterling (approximately $5 billion to $9 billion). These same estimates have indicated Midlands' apportionment to be in the range of 60 million to 210 million pounds sterling (approximately $100 million to $350 million), depending on the manner in which the levy is calculated and which companies are included in the levy.

Cinergy and CG&E
6. As discussed in the 1996 Form 10-K, the PUCO issued its December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9.3 million annually). The PUCO disallowed certain of CG&E's requests, including the requested working capital allowance, recovery of certain capitalized information systems development costs, and certain merger-related costs. These disallowances resulted in a pretax charge to earnings during the fourth quarter of $20 million ($15 million net of taxes or 10 cents per share). CG&E's request for a rehearing on the disallowed information systems costs and other aspects of the order was denied.

      On April 14, 1997, CG&E filed a notice of appeal with the Supreme Court of Ohio challenging the disallowance of information systems costs and the exclusion of certain imputed revenues. Cinergy and CG&E cannot predict what action the Supreme Court of Ohio may take with respect to this appeal.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Recent Developments

Cinergy
Securities Ratings On May 5, 1997, S&P assigned a corporate credit rating to Cinergy of BBB+. Concurrently, S&P assigned a BBB+ rating to Cinergy's $600 million credit facility. In assigning these ratings, S&P stated, "The credit evaluation of Cinergy is based on the favorable business position of PSI and CG&E, further potential merger cost savings and benefits, as well as healthy cash flow measurements and modest capital spending requirements." Also, S&P indicated the ratings are reflective of, among other things, Cinergy's excellent operation of domestic coal-fired equipment, its relatively low rates, and a well-positioned gas operation.

Regulatory Matters

Cinergy and CG&E
CG&E's Gas Rate Proceeding See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standards See Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL RESOURCES

Cinergy, CG&E, and PSI
Long-term Debt For information regarding recent securities issuances and redemptions, see Notes 2 and 3 of the "Notes to Financial Statements" in "Part
I.  Financial Information."

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:

                                                Committed           Unused
                              Authorized          Lines__            Lines
                                              (in millions)

    Cinergy & Subsidiaries       $838              $281               $245
    CG&E & Subsidiaries           438                80                 65
    PSI                           400               200                179
    ULH&P                          35                 -                  -

Additionally, Cinergy's $600 million credit facility, which expires in May 2001, has $66 million unused as of March 31, 1997.

In addition, Cinergy UK's $40 million non-recourse credit agreement has $19 million outstanding as of March 31, 1997.



RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "ITEM 1. FINANCIAL STATEMENTS" in "PART I. FINANCIAL INFORMATION."

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI
Merger Litigation In March 1997, the United States Court of Appeals for the District of Columbia Circuit Court denied AEP's petition for review of the FERC's Merger Order. AEP had objected to the Merger Order alleging that the post-merger operations of Cinergy would require the use of AEP's transmission facilities on a continuous basis without compensation. AEP argued that the FERC, in issuing the Merger Order, did not adequately evaluate the impact on AEP or whether the need to use AEP's transmission facilities would interfere with Cinergy achieving merger benefits. In addition, AEP claimed that the FERC failed to evaluate the extent to which the merged facilities' operations would be consistent with the integrated public utility concept of the PUHCA. Cinergy, CG&E, and PSI cannot predict whether AEP will appeal this decision to the United States Supreme Court, and if appealed, the outcome of such appeal.

Additionally, see Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cinergy
(a) The annual meeting of shareholders of Cinergy was held April 17, 1997, in Cincinnati, Ohio.

(c) At the meeting, six Class III directors were elected to the board of Cinergy to serve three-year terms, expiring in 2000, as set forth below:

                                Votes             Votes
Class III                        For             Withheld

Michael G. Browning          135,034,136        3,840,569
Phillip R. Cox               135,184,191        3,690,514
Kenneth M. Duberstein        135,091,109        3,783,596
James E. Rogers              134,709,947        4,164,758
John J. Schiff, Jr.          135,197,970        3,676,735
Oliver W. Waddell            135,138,778        3,735,927

Additionally, a shareholder proposal was defeated. Such proposal, if adopted, would have abolished the Annual Incentive Plan and the Long-term Incentive Compensation Plan for the respective eligible employees, and replaced said plans with an incentive award that would have been tied proportionately to the price of Cinergy's common stock at the end of the year. There were 100,917,186 common shares voted against the proposal, 16,492,160 voted for the proposal, 6,756,956 abstentions, and 14,708,403 broker non-votes.

CG&E
(a) In lieu of the annual meeting of shareholders of CG&E, resolutions were adopted via unanimous written consent of shareholders effective April 16, 1997.

(b) The Board of Directors as previously reported was re-elected in its entirety (see (c) below).

(c) The following members of the Board of Directors were unanimously re-elected at the annual meeting:

                           Jackson H. Randolph
                           James E. Rogers
                           William J. Grealis

PSI
(a) The annual meeting of shareholders of PSI was held in Cincinnati, Ohio on April 17, 1997.

(b) Proxies were not solicited for the annual meeting, at which the Board of Directors was re-elected in its entirety.

(c) The following members of the Board of Directors were unanimously re-elected at the annual meeting:

                          James K. Baker
                          Michael G. Browning
                          John A. Hillenbrand II
                          John M. Mutz
                          Jackson H. Randolph
                          James E. Rogers
                          Van P. Smith

ULH&P
Omitted pursuant to Instruction H(2)(b).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

       Exhibit
     Designation                        Nature of Exhibit



PSI
         3-a             By-laws of PSI, as amended on December 17,
1996.


Cinergy, CG&E, PSI, and ULH&P
         27              Financial Data Schedules (included in
                         electronic submission only).


Cinergy, CG&E, PSI, and ULH&P
  (b)  The following report on Form 8-K was filed during the quarter
or    prior to the filing of this Form 10-Q for the quarter ended
March 31, 1997.

    Date of Report                             Item Filed_____________________

    January 10, 1997     Item 5.  Cautionary statements
for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
(Exhibit to Cinergy's Form 8-K/A filed January 10, 1997, in File No. 1-11377.)





	SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy, CG&E, PSI, and ULH&P believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy, CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

                                             CINERGY CORP.
                                      THE CINCINNATI GAS & ELECTRIC COMPANY
                                             PSI ENERGY, INC.
                                       THE UNION LIGHT, HEAT AND POWER COMPANY
                                                Registrants






Date:  May 14, 1997                                Charles J. Winger        __
                                               Duly Authorized Officer
                                                          and
                                               Chief Accounting Officer