Form 10-Q/A
period 2001-06-30
UNION LIGHT HEAT & POWER CO; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2001-10-23
CIK 100858, 81020, 20290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

        (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

or

        ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________to__________

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-11377	CINERGY CORP.	31-1385023
(A Delaware Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500
1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY	31-0240030
(An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500
1-3543	PSI ENERGY, INC.	35-0594457
(An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (513) 421-9500
2-7793	THE UNION LIGHT, HEAT AND POWER COMPANY	31-0473080
(A Kentucky Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes    X      No    __

This combined Form 10-Q is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its company specific information with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of July 31, 2001, shares of Common Stock outstanding for each registrant were as listed:

Registrant	Description	Shares
Cinergy Corp.	Par value $.01 per share	159,094,704

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333