Form 10-Q
period 2001-09-30
UNION LIGHT HEAT & POWER CO; CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC
filed 2001-11-13
CIK 100858, 899652, 20290, 81020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

As of October 31, 2001, shares of Common Stock outstanding for each registrant were as listed:

           Registrant                                   Description            Shares

       Cinergy Corp.                            Par value $.01 per share    159,112,108

       The Cincinnati Gas & Electric Company    Par value $8.50 per share    89,663,086

                                                Without par value, stated
       PSI Energy, Inc.                         value $.01 per share         53,913,701

       The Union Light, Heat and Power Company  Par value $15.00 per share      585,333

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
 Item
Number
------
                          PART I FINANCIAL INFORMATION

1     Financial Statements
           Cinergy Corp.
               Consolidated Statements of Income
               Consolidated Balance Sheets
               Consolidated Statements of Changes in Common Stock Equity
               Consolidated Statements of Cash Flows

           The Cincinnati Gas & Electric Company
               Consolidated Statements of Income and Comprehensive Income
               Consolidated Balance Sheets
               Consolidated Statements of Cash Flows

           PSI Energy, Inc.
               Consolidated Statements of Income and Comprehensive Income
               Consolidated Balance Sheets
               Consolidated Statements of Cash Flows

           The Union Light, Heat and Power Company
               Statements of Income
               Balance Sheets
               Statements of Cash Flows

      Notes to Financial Statements

      Cautionary Statements Regarding Forward-Looking Information

2     Management's Discussion and Analysis of Financial Condition and Results
      of Operations
               Introduction
               Organization
               Liquidity
               Capital Resources
               2001 Quarterly Results of Operations - Historical
               2001 Year to Date Results of Operations - Historical
               Results of Operations - Future

3     Quantitative and Qualitative Disclosures About Market Risk

                            PART II OTHER INFORMATION

1     Legal Proceedings

6     Exhibits and Reports on Form 8-K

      Signatures

                                                   CINERGY CORP.
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                           Quarter Ended                   Year to Date
                                                            September 30                    September 30
                                                      2001              2000          2001              2000
---------------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands, except per share amounts)
                                                                         (unaudited)

Operating Revenues

   Electric                                        $2,515,665        $1,599,468    $ 6,773,567       $3,916,518
   Gas                                                786,345           677,917      3,836,946        1,668,272
   Other                                               21,604            22,400         61,722           67,586
                                                   ----------        ----------    -----------       ----------
         Total Operating Revenues                   3,323,614         2,299,785     10,672,235        5,652,376

---------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel and purchased and exchanged power           1,864,994         1,048,189      5,066,490        2,249,519
   Gas purchased                                      761,325           634,917      3,667,603        1,490,868
   Operation and maintenance                          265,518           267,454        782,073          817,965
   Depreciation                                        97,109            86,562        277,876          255,000
   Taxes other than income taxes                       59,325            66,892        175,826          201,481
                                                   -----------       ----------     ----------       ----------
         Total Operating Expenses                   3,048,271         2,104,014      9,969,868        5,014,833

---------------------------------------------------------------------------------------------------------------
Operating Income                                      275,343           195,771        702,367          637,543

---------------------------------------------------------------------------------------------------------------

Equity in Earnings (Losses) of Unconsolidated
   Subsidiaries                                        (4,333)              165         (3,500)           6,340
Miscellaneous - Net                                     5,366            12,073         13,845           12,187
Interest                                               68,762            60,166        200,379          164,709
---------------------------------------------------------------------------------------------------------------

Income Before Taxes                                   207,614           147,843        512,333          491,361

---------------------------------------------------------------------------------------------------------------

Income Taxes                                           78,284            52,959        178,073          180,285
Preferred Dividend Requirements of Subsidiaries           859             1,070          2,575            3,708
                                                   ------------------------------------------------------------

Net Income                                         $  128,471        $   93,814    $   331,685       $  307,368
                                                   ============================================================

---------------------------------------------------------------------------------------------------------------

Average Common Shares Outstanding                     159,097           158,938        159,049          158,928

---------------------------------------------------------------------------------------------------------------

Earnings Per Common Share
   Net Income                                     $      0.81       $      0.59   $       2.08      $      1.93

---------------------------------------------------------------------------------------------------------------

Earnings Per Common Share - Assuming Dilution
   Net Income                                     $      0.80       $      0.58   $       2.06      $      1.92

---------------------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share               $      0.45       $      0.45   $       1.35      $      1.35

---------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
Return to TOC

                                                   CINERGY CORP.
                                            CONSOLIDATED BALANCE SHEETS

ASSETS
                                                               September 30         December 31
                                                                   2001                2000
                                                                (unaudited)
----------------------------------------------------------- ---------------------------------
                                                                    (dollars in thousands)

Current Assets
   Cash and cash equivalents                                   $  147,781          $   93,054
   Restricted deposits                                             10,927               4,195
   Notes receivable                                                29,426              35,945
   Accounts receivable less accumulated provision for
     doubtful accounts of $37,693 at September 30, 2001,
     and $29,951 at December 31, 2000                           1,740,986           1,623,402
   Materials, supplies, and fuel - at average cost                228,132             159,340
   Energy risk management current assets (Note 1(c))              629,006           1,413,281
   Prepayments and other                                          168,655             129,666
                                                              -----------          ----------
                  Total Current Assets                          2,954,913           3,458,883

---------------------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service                                     8,019,141           7,681,612
   Construction work in progress                                  374,016             323,350
                                                               ----------          ----------
         Total Utility Plant                                    8,393,157           8,004,962
   Non-regulated property, plant, and equipment                 4,474,415           3,401,203
   Accumulated depreciation                                     4,791,878           4,586,089
                                                               ----------          ----------
                  Net Property, Plant, and Equipment            8,075,694           6,820,076

---------------------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                              999,759             976,614
   Investments in unconsolidated subsidiaries                     198,092             538,322
   Energy risk management non-current assets (Note 1(c))          132,840              37,228
   Other investments                                              151,893             146,986
   Other                                                          299,427             351,619
                                                               ----------          ----------
                  Total Other Assets                            1,782,011           2,050,769

---------------------------------------------------------------------------------------------

Total Assets                                                  $12,812,618         $12,329,728
                                                              ===========         ===========

---------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
Return to TOC

                                                   CINERGY CORP.
                                            CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                   September 30  December 31
                                                                       2001         2000
                                                                   (unaudited)
--------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)

Current Liabilities
   Accounts payable                                                 $ 1,607,656  $ 1,496,494
   Accrued taxes                                                        275,092      247,006
   Accrued interest                                                      70,740       47,351
   Notes payable and other short-term obligations (Note 3)            1,210,970    1,128,657
   Long-term debt due within one year (Note 2)                           80,631       40,545
   Energy risk management current liabilities (Note 1(c))               632,383    1,456,375
   Other                                                                129,871      106,679
                                                                     ----------  -----------
                  Total Current Liabilities                           4,007,343    4,523,107

--------------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt (Note 2)                                            3,682,965    2,876,367
   Deferred income taxes                                              1,224,065    1,185,968
   Unamortized investment tax credits                                   129,582      137,965
   Accrued pension and other postretirement benefit costs               431,001      404,764
   Energy risk management non-current liabilities (Note 1(c))           153,766       97,507
   Other                                                                211,024      252,255
                                                                     ----------  -----------
                  Total Non-Current Liabilities                       5,832,403    4,954,826

--------------------------------------------------------------------------------------------

Total Liabilities                                                     9,839,746    9,477,933

--------------------------------------------------------------------------------------------

Cumulative Preferred Stock of Subsidiaries
   Not subject to mandatory redemption                                   62,833       62,834

--------------------------------------------------------------------------------------------

Common Stock Equity
   Common stock - $.01 par value; authorized shares - 600,000,000;
     outstanding shares - 159,099,158 at September 30, 2001 and
     158,967,661 at December 31, 2000                                     1,591        1,590
   Paid-in capital                                                    1,625,343    1,619,153
   Retained earnings                                                  1,297,648    1,179,113
   Accumulated other comprehensive income (loss)                        (14,543)     (10,895)
                                                                     ----------  ------------
                  Total Common Stock Equity                           2,910,039    2,788,961

---------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholders' Equity                          $12,812,618  $12,329,728
                                                                    ===========  ===========
--------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
Return to TOC

                                                   CINERGY CORP.
                                CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                                                          Accumulated       Total
                                                                                            Other           Common
                                                         Common     Paid-in     Retained Comprehensive      Stock
                                                          Stock     Capital     Earnings Income/(Loss)      Equity
----------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
                                                                                 (unaudited)

Quarter Ended September 30, 2001

Balance at July 1, 2001                                 $ 1,591  $ 1,623,458  $ 1,240,761  $ (16,927)      $2,848,883
Comprehensive income:
   Net income                                                                     128,471                     128,471
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                   7,664            7,664
     Unrealized gain (loss) on investment trusts                                              (1,191)          (1,191)
     Minimum pension liability adjustment                                                         (4)              (4)
     Cash flow hedges (Note 1(b))                                                             (4,085)          (4,085)
                                                                                                           -----------
   Total comprehensive income                                                                                 130,855

Issuance of 11,105 shares of common stock - net              -          587                                       587
Treasury shares reissued                                               (190)                                     (190)
Dividends on common stock ($.45 per share)                                        (71,593)                    (71,593)
Other                                                                 1,488             9                       1,497
                                                        --------------------------------------------------------------

Ending balance at September 30, 2001                    $ 1,591  $ 1,625,343  $ 1,297,648  $ (14,543)      $2,910,039
                                                        ==============================================================

----------------------------------------------------------------------------------------------------------------------

Quarter Ended September 30, 2000

Balance at July 1, 2000                                 $ 1,589  $ 1,612,572  $ 1,135,703  $  (5,316)      $2,744,548
Comprehensive income:
   Net income                                                                      93,814                      93,814
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                  (5,466)          (5,466)
     Unrealized gain (loss) on investment trusts                                                (156)            (156)
                                                                                                          ------------
   Total comprehensive income                                                                                  88,192

Issuance of 44,262 shares of common stock-net                1        1,769                                     1,770
Treasury shares reissued                                               (956)                                     (956)
Dividends on common stock ($.45 per share)                                        (71,516)                    (71,516)
Other                                                                 3,071           327                       3,398
                                                        --------------------------------------------------------------
Ending Balance at September 30, 2000                    $ 1,590  $ 1,616,456  $ 1,158,328  $ (10,938)      $2,765,436
                                                        ==============================================================

----------------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an ingral part of these consolidated financial statements.
Return to TOC

                                                   CINERGY CORP.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                    (Continued)

                                                                                                Accumulated        Total
                                                                                                   Other           Common
                                                          Common      Paid-in     Retained     Comprehensive       Stock
                                                          Stock       Capital     Earnings     Income/(Loss)       Equity
-------------------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
                                                                                    (unaudited)

Nine Months Ended September 30, 2001

Balance at January 1, 2001                                 $ 1,590   $1,619,153   $ 1,179,113   $ (10,895)    $2,788,961
Comprehensive income:
   Net income                                                                         331,685                    331,685
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                        4,959          4,959
     Unrealized gain (loss) on investment trusts                                                   (1,334)        (1,334)
     Cumulative effect of change in accounting
      principle (Note 1(b))                                                                        (2,500)        (2,500)
     Minimum pension liability adjustment                                                              64             64
     Cash flow hedges (Note 1(b))                                                                  (4,837)        (4,837)
                                                                                                              ----------
   Total comprehensive income                                                                                    328,037

Issuance of 131,497 shares of common stock - net                 1        4,278                                    4,279
Treasury shares purchased                                               (10,015)                                 (10,015)
Treasury shares reissued                                                  5,810                                    5,810
Dividends on common stock ($1.35 per share)                                          (214,689)                  (214,689)
Other                                                                     6,117         1,539                      7,656
                                                           ---------   ---------     ---------    ----------  ----------

Ending balance at September 30, 2001                       $ 1,591   $1,625,343   $ 1,297,648   $ (14,543)    $2,910,039
                                                           ========= ==========   ===========   ==========    ==========

------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2000

Balance at January 1, 2000                                 $ 1,589   $1,597,554   $ 1,064,319   $  (9,741)    $2,653,721
Comprehensive income:
   Net income                                                                         307,368                    307,368
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                       (1,180)        (1,180)
     Unrealized gain (loss) on investment trusts                                                      (17)           (17)
                                                                                                              ----------
   Total comprehensive income                                                                                    306,171

Issuance of 44,262 shares of common stock-net                    1       1,769                                     1,770
Treasury shares purchased                                               (1,490)                                   (1,490)
Treasury shares reissued                                                 9,409                                     9,409
Dividends on common stock ($1.35 per share)                                          (213,707)                  (213,707)
Other                                                                    9,214            348                      9,562
                                                           -------    ---------     ---------   ----------   -----------

Ending Balance at September 30, 2000                       $ 1,590   $1,616,456   $ 1,158,328   $ (10,938)    $2,765,436
                                                           =======   ==========   ===========   ==========    ==========

------------------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
Return to TOC

                                                   CINERGY CORP.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year to Date
                                                                                     September 30
                                                                                  2001           2000
--------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
                                                                                     (unaudited)

Operating Activities
   Net income                                                                     331,685     $ 307,368
   Items providing or (using) cash currently:
     Depreciation                                                                 277,876       255,000
     Unrealized (gain) loss from energy risk management activities                (79,070)       (3,070)
     Deferred income taxes and investment tax credits - net                        40,716         3,414
     Equity in earnings of unconsolidated subsidiaries                              3,500        (6,340)
     Allowance for equity funds used during construction                           (5,163)       (4,667)
     Regulatory assets - net                                                       (6,633)       (5,111)
     Changes in other current assets and current liabilities:
         Restricted deposits                                                       (4,281)         (153)
         Accounts and notes receivable, net of reserves on receivables sold      (114,127)     (692,256)
         Materials, supplies, and fuel                                            (68,785)       21,908
         Accounts payable                                                         108,518       582,243
         Accrued taxes and interest                                                51,475        45,118
     Other items - net                                                            (18,482)       (8,507)
                                                                                ----------     ---------

                  Net cash provided by (used in) operating activities             517,229       494,947
--------------------------------------------------------------------------------------------------------

Financing Activities
   Change in short-term debt                                                       82,313       268,435
   Issuance of long-term debt                                                     870,661       126,420
   Redemption of long-term debt                                                   (42,403)      (95,570)
   Retirement of preferred stock of subsidiaries                                       (1)      (29,392)
   Issuance of common stock                                                         4,279         1,770
   Dividends on common stock                                                     (214,689)     (213,707)
                                                                                ----------     ---------

                  Net cash provided by (used in) financing activities             700,160        57,956
------------------------------------------------------------------------------- ---------- --- ---------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                               (587,428)     (332,922)
   Acquisitions and other investments                                            (575,234)     (180,414)
                                                                                ----------     ---------

                  Net cash provided by (used in) investing activities          (1,162,662)     (513,336)
------------------------------------------------------------------------------- ----------     ---------

Net increase (decrease) in cash and cash equivalents                               54,727        39,567

Cash and cash equivalents at beginning of period                                   93,054        81,919
                                                                                ----------     --------

Cash and cash equivalents at end of period                                     $  147,781     $ 121,486
                                                                                ==========    =========

-------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
Return to TOC

                                       THE CINCINNATI GAS & ELECTRIC COMPANY
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                Quarter Ended                    Year to Date
                                                                September 30                     September 30
                                                            2001             2000             2001           2000
----------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in thousands)
                                                                                                (unaudited)

Operating Revenues
   Electric                                              $1,267,582        $  791,655       $3,398,342      $1,976,646
   Gas                                                       53,217            48,733          457,717         286,793
                                                         -------------------------------------------------------------
         Total Operating Revenues                         1,320,799           840,388        3,856,059       2,263,439

----------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel and purchased and exchanged power                   922,036           522,958        2,498,551       1,102,486
   Gas purchased                                             24,729            21,534          314,575         135,396
   Operation and maintenance                                117,067           118,096          349,462         360,653
   Depreciation                                              47,135            45,636          139,398         134,962
   Taxes other than income taxes                             43,617            51,504          135,585         155,326
                                                         -------------------------------------------------------------
         Total Operating Expenses                         1,154,584           759,728        3,437,571       1,888,823

----------------------------------------------------------------------------------------------------------------------

Operating Income                                            166,215            80,660          418,488         374,616

----------------------------------------------------------------------------------------------------------------------

Miscellaneous - Net                                             336               671           (1,396)           (340)
Interest                                                     25,353            24,400           79,236          73,873

----------------------------------------------------------------------------------------------------------------------

Income Before Taxes                                         141,198            56,931          337,856         300,403

----------------------------------------------------------------------------------------------------------------------

Income Taxes                                                 51,808            17,835          117,490         109,462
                                                         -------------------------------------------------------------

Net Income                                               $   89,390        $   39,096       $  220,366      $  190,941

Preferred Dividend Requirement                                  211               211              634             636
                                                         -------------------------------------------------------------

Net Income Applicable to Common Stock                    $   89,179        $   38,885       $  219,732      $  190,305
                                                         =============================================================

----------------------------------------------------------------------------------------------------------------------

Net Income                                               $   89,390        $   39,096       $  220,366      $  190,941

Other Comprehensive Income (Loss), Net of Tax Effect         (4,608)                -           (7,268)              -
                                                         -------------------------------------------------------------

Comprehensive Income                                     $   84,782        $   39,096       $  213,098      $  190,941
                                                         =============================================================

----------------------------------------------------------------------------------------------------------------------
The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.
Return to TOC

                                       THE CINCINNATI GAS & ELECTRIC COMPANY
                                            CONSOLIDATED BALANCE SHEETS

ASSETS
                                                           September 30    December 31
                                                               2001            2000
                                                            (unaudited)
--------------------------------------------------------------------------------------
                                                                (dollars in thousands)

Current Assets
   Cash and cash equivalents                              $    21,974    $    20,637
   Restricted deposits                                          4,019            160
   Notes receivable from affiliated companies                       -         91,732
   Accounts receivable less accumulated provision for
     doubtful accounts of $24,589 at September 30, 2001,
     and $19,044 at December 31, 2000                         638,387        494,501
   Accounts receivable from affiliated companies                    4         26,743
   Materials, supplies, and fuel - at average cost            135,534         99,061
   Energy risk management current assets (Note 1(c))           23,496        697,488
   Prepayments and other                                       25,171         39,320
                                                          ---------------------------
                  Total Current Assets                        848,585      1,469,642

-------------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                               1,984,200      1,905,795
     Gas                                                      896,155        865,303
     Common                                                   253,471        211,424
                                                          ---------------------------
         Total Utility Plant In Service                     3,133,826      2,982,522
   Construction work in progress                               95,498        132,577
                                                          ---------------------------
         Total Utility Plant                                3,229,324      3,115,099
   Non-regulated property, plant, and equipment             3,262,158      3,181,076
   Accumulated depreciation                                 2,535,098      2,444,867
                                                          ---------------------------
                  Net Property, Plant, and Equipment        3,956,384      3,851,308

-------------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                          555,672        502,328
   Energy risk management non-current assets (Note 1(c))       26,654          7,000
   Other                                                      121,622        156,692
                                                         ----------------------------
                  Total Other Assets                          703,948        666,020
-------------------------------------------------------------------------------------

Total Assets                                              $ 5,508,917    $ 5,986,970
                                                         ============================

-------------------------------------------------------------------------------------

The  accompanying  notes as they  relate to The  Cincinnati  Gas &  Electric
Company are an integral part of these consolidated financial statements.
Return To TOC

                                       THE CINCINNATI GAS & ELECTRIC COMPANY
                                            CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                  September 30   December 31
                                                                      2001          2000
                                                                  (unaudited)
--------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)

Current Liabilities
   Accounts payable                                              $  653,318      $  543,006
   Accounts payable to affiliated companies                          38,788          23,927
   Accrued taxes                                                    170,669         152,750
   Accrued interest                                                  27,384          17,645
   Notes payable and other short-term obligations (Note 3)          196,100         264,000
   Notes payable to affiliated companies                            278,177         163,478
   Long-term debt due within one year                                 1,200           1,200
   Energy risk management current liabilities (Note 1(c))            28,369         717,902
   Other                                                             52,527          37,603
                                                                ---------------------------
                  Total Current Liabilities                       1,446,532       1,921,511

-------------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt                                                 1,205,320       1,205,061
   Deferred income taxes                                            752,732         735,799
   Unamortized investment tax credits                                92,695          98,624
   Accrued pension and other postretirement benefit costs           165,438         164,901
   Energy risk management non-current liabilities (Note 1(c))        38,945          26,337
   Other                                                             93,149         118,421
                                                                ---------------------------
                  Total Non-Current Liabilities                   2,348,279       2,349,143

-------------------------------------------------------------------------------------------

Total Liabilities                                                 3,794,811       4,270,654

-------------------------------------------------------------------------------------------

Cumulative Preferred Stock
   Not subject to mandatory redemption                               20,486          20,486

-------------------------------------------------------------------------------------------

Common Stock Equity
   Common stock - $8.50 par value; authorized shares -
   120,000,000; outstanding shares - 89,663,086 at
     September 30, 2001 and December 31, 2000                       762,136         762,136
   Paid-in capital                                                  565,777         565,777
   Retained earnings                                                373,969         368,911
   Accumulated other comprehensive income (loss)                     (8,262)           (994)
                                                                ---------------------------
                  Total Common Stock Equity                       1,693,620       1,695,830

-------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                       $5,508,917      $5,986,970
                                                                ===========================
--------------------------------------------------------------------------------------------
The  accompanying  notes as they  relate to The  Cincinnati  Gas &  Electric
Company are an integral part of these consolidated financial statements.
Return to TOC

                                THE CINCINNATI GAS & ELECTRIC COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year to Date
                                                                                       September 30
                                                                                    2001           2000
---------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
                                                                                        (unaudited)

Operating Activities
   Net income                                                                   $  220,366     $  190,941
   Items providing or (using) cash currently:
     Depreciation                                                                  139,398        134,962
     Deferred income taxes and investment tax credits - net                         18,788          6,110
     Unrealized (gain) loss from energy risk management activities                 (22,587)        (5,473)
     Allowance for equity funds used during construction                            (1,526)        (3,560)
     Regulatory assets - net                                                       (36,150)       (15,881)
     Changes in current assets and current liabilities:
         Restricted deposits                                                        (3,859)             2
         Accounts and notes receivable, net of reserves on receivables sold        (20,992)      (184,125)
         Materials, supplies, and fuel                                             (36,473)       (15,691)
         Accounts payable                                                          125,173        243,239
         Accrued taxes and interest                                                 27,658         30,305
     Other items - net                                                              (5,458)        10,316
                                                                               --------------------------

                  Net cash provided by (used in) operating activities              404,338        391,145
---------------------------------------------------------------------------------------------------------
Financing Activities
   Change in short-term debt                                                        46,799        (53,180)
   Retirement of preferred stock                                                         -           (168)
   Dividends on preferred stock                                                       (634)          (630)
   Dividends on common stock                                                      (214,674)      (160,800)
                                                                               --------------------------

                  Net cash provided by (used in) financing activities             (168,509)      (214,778)
---------------------------------------------------------------------------------------------------------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                                (234,492)      (169,191)
                                                                               --------------------------

                  Net cash provided by (used in) investing activities             (234,492)      (169,191)
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 1,337          7,176

Cash and cash equivalents at beginning of period                                    20,637          9,554
                                                                               --------------------------

Cash and cash equivalents at end of period                                      $   21,974     $   16,730
                                                                               ==========================

---------------------------------------------------------------------------------------------------------

The  accompanying  notes as they  relate to The  Cincinnati  Gas &  Electric
Company are an integral part of these consolidated financial statements.
Return to TOC

                                PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                  Quarter Ended         Year to Date
                                                   September 30         September 30
                                                2001        2000       2001       2000
-------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
                                                                 (unaudited)

Operating Revenues

   Electric                                 $1,258,286   $  804,234  $3,358,223 $1,957,746
-------------------------------------------------------------------------------------------

Operating Expenses
   Fuel and purchased and exchanged power      990,164      586,480   2,646,143  1,255,716
   Operation and maintenance                   105,844      104,006     301,984    339,755
   Depreciation                                 37,492       35,876     111,487    105,301
   Taxes other than income taxes                15,000       14,850      37,535     43,259
                                             ----------------------------------------------
         Total Operating Expenses            1,148,500      741,212   3,097,149  1,744,031

-------------------------------------------------------------------------------------------

Operating Income                               109,786       63,022     261,074    213,715

-------------------------------------------------------------------------------------------

Miscellaneous - Net                              3,837        3,421       9,397      3,904
Interest                                        21,580       18,309      60,117     58,162

-------------------------------------------------------------------------------------------

Income Before Taxes                             92,043       48,134     210,354    159,457

-------------------------------------------------------------------------------------------

Income Taxes                                    35,589       17,521      78,251     59,715
                                            -----------------------------------------------

Net Income                                  $   56,454   $   30,613  $  132,103 $   99,742

Preferred Dividend Requirement                     648          858       1,941      3,071
                                            -----------------------------------------------

Net Income Applicable to Common Stock       $   55,806   $   29,755  $  130,162 $   96,671
                                            ===============================================

-------------------------------------------------------------------------------------------

Net Income                                  $   56,454   $   30,613  $  132,103 $   99,742

Other Comprehensive Income (Loss),
Net of Tax Effect                                 (965)        (784)     (1,092)      (749)
                                            -----------------------------------------------

Comprehensive Income                        $   55,489   $   29,829  $  131,011 $   98,993
                                            ===============================================
-------------------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.
Return to TOC

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                               September 30  December 31
                                                                   2001         2000
                                                                (unaudited)
---------------------------------------------------------------------------------------
                               (dollars in thousands)

Current Assets
   Cash and cash equivalents                                  $    31,035   $     1,311
   Restricted deposits                                              1,020           341
   Notes receivable                                                     -             3
   Notes receivable from affiliated companies                     278,177        12,798
   Accounts receivable less accumulated provision for doubtful accounts of $9,454 at September 30, 2001, and $9,317
     at December 31, 2000                                         701,111       464,930
   Accounts receivable from affiliated companies                   19,716         5,385
   Materials, supplies, and fuel - at average cost                 83,897        53,838
   Energy risk management current assets (Note 1(c))               23,496       697,488
   Prepayments and other                                           43,643        49,049
                                                               ------------------------
                  Total Current Assets                          1,182,095     1,285,143

---------------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service                                     4,885,315     4,699,090
   Construction work in progress                                  278,518       190,773
                                                               ------------------------
         Total Utility Plant                                    5,163,833     4,889,863
   Accumulated depreciation                                     2,196,129     2,110,747
                                                               ------------------------
                  Net Property, Plant, and Equipment            2,967,704     2,779,116

---------------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                              444,087       474,286
   Energy risk management non-current assets (Note 1(c))           26,654         7,000
   Other investments                                               56,724        51,343
   Other                                                           45,297        32,887
                                                               ------------------------
                  Total Other Assets                              572,762       565,516

---------------------------------------------------------------------------------------

Total Assets                                                  $ 4,722,561   $ 4,629,775
                                                              =========================

---------------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.
Return to TOC

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                               September 30  December 31
                                                                   2001          2000
                                                               (unaudited)
----------------------------------------------------------------------------------------
                                                                 (dollars in thousands)

Current Liabilities
   Accounts payable                                             $  614,752   $  392,206
   Accounts payable to affiliated companies                         14,536       32,448
   Accrued taxes                                                   101,434       80,995
   Accrued interest                                                 27,446       23,708
   Notes payable and other short-term obligations                  128,600      188,391
   Notes payable to affiliated companies                           288,571      146,381
   Long-term debt due within one year                               42,424       38,325
   Energy risk management current liabilities (Note 1(c))           28,369      717,902
   Other                                                            16,522       12,748
                                                                -----------------------
                  Total Current Liabilities                      1,262,654    1,633,104

---------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt (Note 2)                                       1,375,022    1,074,255
   Deferred income taxes                                           487,041      458,593
   Unamortized investment tax credits                               36,887       39,341
   Accrued pension and other postretirement benefit costs          152,219      143,990
   Energy risk management non-current liabilities (Note 1(c))       38,946       26,337
   Other                                                            64,680       78,112
                                                                -----------------------
                  Total Non-Current Liabilities                  2,154,795    1,820,628

---------------------------------------------------------------------------------------

Total Liabilities                                                3,417,449    3,453,732

---------------------------------------------------------------------------------------

Cumulative Preferred Stock
   Not subject to mandatory redemption                              42,347       42,348

---------------------------------------------------------------------------------------

Common Stock Equity
   Common stock - without par value; $.01 stated value;
   authorized shares - 60,000,000; outstanding shares
    - 53,913,701 at September 30, 2001
     and December 31, 2000                                             539          539
   Paid-in capital                                                 413,522      413,523
   Retained earnings                                               850,316      720,153
   Accumulated other comprehensive income (loss)                    (1,612)        (520)
                                                                 ----------------------
                  Total Common Stock Equity                      1,262,765    1,133,695

---------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                      $4,722,561   $4,629,775
                                                                =======================

---------------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.
Return to TOC

                                                 PSI ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year to Date
                                                                                   September 30
                                                                                  2001      2000
----------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
                                                                                   (unaudited)

Operating Activities
   Net income                                                                 $ 132,103  $  99,742
   Items providing or (using) cash currently:
     Depreciation                                                               111,487    105,301
     Deferred income taxes and investment tax credits - net                      25,100        318
     Unrealized (gain) loss from energy risk management activities              (22,586)      (276)
     Allowance for equity funds used during construction                         (3,637)    (1,107)
     Regulatory assets - net                                                     29,517     10,770
     Changes in other current assets and current liabilities:
         Restricted deposits                                                       (679)      (155)
         Accounts and notes receivable, net of reserves on receivables sold    (515,916)  (228,050)
         Materials, supplies, and fuel                                          (30,059)    38,647
         Accounts payable                                                       204,634    262,243
         Accrued taxes and interest                                              24,177    (33,608)
     Other items - net                                                          (10,622)    (4,026)
                                                                               --------------------

                  Net cash provided by (used in) operating activities           (56,481)   249,799
---------------------------------------------------------------------------------------------------

Financing Activities
   Change in short-term debt                                                     82,399     42,333
   Issuance of long-term debt                                                   322,471     53,075
   Redemption of long-term debt                                                 (19,825)   (86,276)
   Retirement of preferred stock                                                     (1)   (29,226)
   Dividends on preferred stock                                                  (1,941)    (3,259)
   Dividends on common stock                                                          -    (54,000)
                                                                               --------------------

                  Net cash provided by (used in) financing activities           383,103    (77,353)
---------------------------------------------------------------------------------------------------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                             (289,916)  (164,034)
   Other investments                                                             (6,982)    (6,454)
                                                                               --------------------

                  Net cash provided by (used in) investing activities          (296,898)  (170,488)
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             29,724      1,958

Cash and cash equivalents at beginning of period                                  1,311      8,842
                                                                               --------------------

Cash and cash equivalents at end of period                                    $  31,035  $  10,800
                                                                              =====================

---------------------------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.
Return to TOC

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME

                                                            Quarter Ended        Year to Date
                                                             September 30        September 30
                                                            2001     2000       2001       2000
-----------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
                                                                         (unaudited)

Operating Revenues
   Electric                                              $ 63,899  $ 61,540  $ 180,761 $ 165,908
   Gas                                                     10,008     9,871     82,778    54,418
                                                         ---------------------------------------
         Total Operating Revenues                          73,907    71,411    263,539   220,326

------------------------------------------------------------------------------------------------

Operating Expenses
   Electricity purchased from parent company for resale    48,230    47,242    119,597   122,382
   Gas purchased                                            4,802     4,475     56,038    27,457
   Operation and maintenance                               10,781     9,328     28,982    28,022
   Depreciation                                             4,285     3,992     12,689    11,650
   Taxes other than income taxes                            1,126       955      3,388     3,078
                                                         ---------------------------------------
         Total Operating Expenses                          69,224    65,992    220,694   192,589

------------------------------------------------------------------------------------------------

Operating Income                                            4,683     5,419     42,845    27,737

------------------------------------------------------------------------------------------------

Miscellaneous - Net                                           (87)      (72)      (700)     (702)
Interest                                                    1,496     1,662      4,739     4,806

------------------------------------------------------------------------------------------------

Income Before Taxes                                         3,100     3,685     37,406    22,229

------------------------------------------------------------------------------------------------

Income Taxes                                                1,112     1,500     10,552     9,121
                                                         ---------------------------------------

Net Income                                               $  1,988  $  2,185  $  26,854 $  13,108
                                                         =======================================

------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
Return to TOC

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

ASSETS                                                 September 30  December 31
                                                           2001          2000
                                                        (unaudited)
--------------------------------------------------------------------------------
                                                          (dollars in thousands)

Current Assets
   Cash and cash equivalents                            $  6,309   $  6,460
   Accounts receivable less accumulated provision for
     doubtful accounts of $2,184 at September 30, 2001,
     and $1,492 at December 31, 2000                      13,717     28,518
   Accounts receivable from affiliated companies             199      2,279
   Materials, supplies, and fuel - at average cost        12,261      6,300
   Prepayments and other                                     450        274
                                                        -------------------
                  Total Current Assets                    32,936     43,831

--------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                            246,279    234,482
     Gas                                                 190,180    184,878
     Common                                               49,888     44,603
                                                        -------------------
         Total Utility Plant In Service                  486,347    463,963
   Construction work in progress                          12,416     15,069
                                                        -------------------
         Total Utility Plant                             498,763    479,032
   Accumulated depreciation                              178,290    169,403
                                                        -------------------
                  Net Property, Plant, and Equipment     320,473    309,629

--------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                       8,530     10,177
   Other                                                   3,346      5,110
                                                        -------------------
                  Total Other Assets                      11,876     15,287

--------------------------------------------------------------------------------

Total Assets                                            $365,285   $368,747
                                                        ===================

--------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
Return to TOC

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                       September 30  December 31
                                                           2001          2000
                                                       (unaudited)
--------------------------------------------------------------------------------
                                     (dollars in thousands)

Current Liabilities
   Accounts payable                                        $  3,386    $ 24,249
   Accounts payable to affiliated companies                  15,100      20,192
   Accrued taxes                                              4,212      (5,760)
   Accrued interest                                           1,243       1,215
   Notes payable to affiliated companies                     23,435      29,403
   Other                                                      4,487      11,669
                                                          ----------------------
                  Total Current Liabilities                  51,863      80,968

--------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt                                            74,613      74,589
   Deferred income taxes                                     36,926      35,822
   Unamortized investment tax credits                         3,477       3,684
   Accrued pension and other postretirement benefit costs    13,163      13,041
   Amounts due to customers - income taxes                    7,439       7,439
   Other                                                      8,591       6,016
                                                          ----------------------
                  Total Non-Current Liabilities             144,209     140,591

--------------------------------------------------------------------------------

Total Liabilities                                           196,072     221,559

--------------------------------------------------------------------------------

Common Stock Equity
   Common stock - $15.00 par value; authorized shares -
     1,000,000; outstanding shares - 585,333 at
     September 30, 2001 and December 31, 2000                 8,780       8,780
   Paid-in capital                                           20,305      20,305
   Retained earnings                                        140,128     118,103
                                                          ----------------------
                  Total Common Stock Equity                 169,213     147,188

--------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                 $365,285    $368,747
                                                          ======================

--------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
Return to TOC

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                               Year to Date
                                                                               September 30
                                                                               2001      2000
-------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
                                                                                (unaudited)

Operating Activities
   Net income                                                               $ 26,854  $ 13,108
   Items providing or (using) cash currently:
     Depreciation                                                             12,689    11,650
     Deferred income taxes and investment tax credits - net                      897    (1,289)
     Allowance for equity funds used during construction                        (123)      (32)
     Regulatory assets - net                                                   1,393       237
     Changes in current assets and current liabilities:
         Accounts and notes receivable, net of reserves on receivables sold   18,558     9,286
         Materials, supplies, and fuel                                        (5,961)       92
         Accounts payable                                                    (25,955)   (7,677)
         Accrued taxes and interest                                           10,000     2,288
     Other items - net                                                        (8,098)    7,482
                                                                           --------------------

                  Net cash provided by (used in) operating activities         30,254    35,145
----------------------------------------------------------------------------------------------

Financing Activities
   Change in short-term debt                                                  (5,968)   (7,493)
   Dividends on common stock                                                  (4,829)   (4,975)
                                                                           --------------------

                  Net cash provided by (used in)  financing activities       (10,797)  (12,468)
-----------------------------------------------------------------------------------------------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                           (19,608)  (19,030)
                                                                           --------------------

                  Net cash provided by (used in) investing activities        (19,608)  (19,030)
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            (151)    3,647

Cash and cash equivalents at beginning of period                               6,460     3,641
                                                                           --------------------

Cash and cash equivalents at end of period                                  $  6,309  $  7,288
                                                                           ====================

-----------------------------------------------------------------------------------------------
The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
Return to TOC

NOTES TO FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as "we," "our," or "us."

1. Summary of Significant Accounting Policies

(a)    Presentation

Our Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary, in the opinion of the registrants, for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 2000 Form 10-K of the registrants. Certain amounts in the 2000 Financial Statements have been reclassified to conform to the 2001 presentation.

(b)    Financial Derivatives

We use derivative financial instruments to manage:

  funding costs;
  exposure to fluctuations in interest rates; and
  exposure to foreign currency exchange rates.

We account for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (Statement 133), which requires all derivatives that are not exempted to be accounted for at fair value. Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the income statement for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges. To qualify for hedge accounting, financial instruments must be designated as a hedge (for example, an offset of foreign exchange or interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the hedged item. Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

From time to time, we may use foreign currency contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge foreign currency denominated purchase and sale commitments (cash flow hedges) and certain of our net investments in foreign operations (net investment hedges) against currency exchange rate fluctuations. Reclassification of unrealized gains or losses on foreign currency cash flow hedges from other comprehensive income occurs when the underlying hedged item is recorded in income.

We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows). Through December 31, 2000, we utilized the accrual method to account for these interest rate swaps. Accordingly, gains and losses were calculated based on the current period difference between the fixed-rate and the floating-rate interest amounts, using agreed upon notional amounts. These gains and losses were recognized in our Consolidated Statements of Income as a component of Interest over the life of the agreement. Effective with our adoption of Statement 133 in the first quarter of 2001, we began accounting for interest rate swaps using mark-to-market accounting and are assessing the effectiveness of any swaps used in hedging activities. At September 30, 2001, the fair value, and ineffectiveness, of instruments that we have classified as cash flow hedges of variable rate debt instruments was not material. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from other comprehensive income occurs as interest payments are made on the debt instrument. See Note 1(d) below for further discussion of Statement 133.

(c)    Energy Marketing and Trading

We market and trade electricity, natural gas, and other energy-related products. We designate transactions as physical or trading at the time they are originated. Physical refers to our intent and projected ability to fulfill substantially all obligations from company-owned assets. We sell generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies’ franchise service territory). All other energy contracts (including most natural gas contracts) are classified as trading. We account for physical transactions on a settlement basis and trading transactions using the mark-to-market method of accounting, consistent with our application of EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. To the extent that physical transactions constitute derivatives under Statement 133, we typically utilize the normal purchases and sales exemption, when the criteria for the application of the normal exemption are met. To the extent trading transactions constitute derivatives under Statement 133, we typically do not attempt to identify them as a hedging instrument. Under the mark-to-market method of accounting, trading transactions are shown at fair value in our Consolidated Balance Sheets as Energy risk management assets and Energy risk management liabilities. We reflect changes in fair value resulting in unrealized gains and losses in Fuel and purchased and exchanged power and Gas purchased. We record the revenues and costs for all transactions in our Consolidated Statements of Income when the contracts are settled. We recognize revenues in Operating revenues; costs are recorded in Fuel and purchased and exchanged power and Gas purchased.

Although we intend to settle physical contracts with company-owned generation, occasionally we settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Due to the infrequency of such settlements, both historical and projected, and the fact that physical power settlement to the customer still occurs, we continue to apply the normal purchases and sales exemption to such physical contracts that constitute derivatives. Open market purchases may occur for the following reasons:

  generating station outages;
  least-cost alternative;
  native load requirements; and
  extreme weather.

We value contracts in the trading portfolio using end-of-the-period market prices, utilizing the following factors (as applicable):

  closing exchange prices (that is, closing prices for standardized electricity and natural gas products traded on an organized exchange such as the New York Mercantile Exchange);
  broker-dealer and over-the-counter price quotations; and
  model pricing (which considers time value and historical volatility factors of electricity and natural gas).

We anticipate that some of the electricity obligations, even though considered trading contracts, will ultimately be settled using company-owned generation. The cost of this generation is usually below the market price at which the trading portfolio has been valued. We expect earnings volatility from period to period due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

Throughout 2001, our natural gas trading volumes increased substantially. Because of this volume change and the potential volatility of gas prices, our risk exposure to these markets has increased. However, we continue to employ value-at-risk analysis and other methodologies to mitigate our risks in all trading operations, including natural gas trading.

(d)    Accounting Changes

      Business Combinations and Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Goodwill will be initially assessed for impairment shortly after adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under current accounting standards. This test must be applied at the “reporting unit” level, which will be defined within Cinergy, after further review, and will be a level no broader than the current business segments discussed in Note 5. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We began applying Statement 141 in the third quarter of 2001 and we will adopt Statement 142 in the first quarter of 2002. Until we adopt Statement 142, goodwill will continue to be amortized. We do not believe that the discontinuance of amortization of goodwill will be material to our 2002 results of operations. We are analyzing the impact of the initial impairment test, and are unable to predict, at this time, whether the implementation of these accounting standards will be material to our financial position or results of operations.

      Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time such obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment (PP&E). Subsequent to the initial recognition, the liability will be adjusted for revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to PP&E), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any PP&E increases. We will adopt Statement 143 in the first quarter of 2003. We are beginning to analyze the impact of this statement, but, at this time, we are unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operation.

      Derivatives

During 1998, the FASB issued Statement 133. This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments which are not exempt under certain provisions of Statement 133 as assets or liabilities, measured at fair value (i.e., marked-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation were not material.

Our adoption did not reflect the potential impact of applying mark-to-market accounting to selected options and capacity contracts. We had not historically marked these instruments to market because they are intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued final guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While much of the criteria this guidance requires is consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material.

In October 2001, the FASB staff posted revised guidance on the normal purchases and sales exemption for these contracts. This revised guidance will change the applicability of this exemption for certain of our contracts and will be adopted during the first quarter of 2002. Based on a review of existing contracts, we do not believe this revised guidance will have a material impact to our financial position or results of operations upon adoption. However, given our activity in energy trading, it could increase volatility in future results. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity (an option component). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. Cinergy has certain contracts that contain optionality, primarily fuel supply contracts, for which the accounting may be impacted by this new guidance. We will adopt this guidance in the second quarter of 2002, consistent with the transition provisions. We have begun analyzing contracts to determine the applicability of this guidance and to determine the interaction between this guidance and Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. However, at this time, we are unable to predict whether the implementation of this accounting standard will be material to our results of operations or financial position.

2.   Long-Term Debt

In January 2001, PSI Energy, Inc. (PSI) retired $19.8 million principal amount of non-interest bearing Series 1994 Promissory Note, which had matured. The securities were not replaced by new issues of debt. In March 2001, Cinergy Global Resources, Inc., a subsidiary of Cinergy, borrowed $26 million at a fixed interest rate of 6.10%, maturing on March 31, 2003.

On June 22, 2001, PSI issued $325 million principal amount of First Mortgage Bonds Series EEE, 6.65% with a maturity date of June 15, 2006. The net proceeds of the offering were used to repay short-term indebtedness.

On September 12, 2001, Cinergy Corp. issued $500 million principal amount of 6.25% debentures with a maturity date of September 1, 2004. The net proceeds of the offering were used to repay short-term indebtedness. In October 2001, Cinergy Corp. executed three receive-fixed, pay-floating interest rate swaps with a combined notional amount of $250 million. These swaps are designated as fair value hedges of 50% of Cinergy Corp.‘s $500 million debentures issue.

3. Notes Payable and Other Short-term Obligations

On August 21, 2001, The Cincinnati Gas & Electric Company (CG&E) issued $12.1 million of Ohio Air Quality Development Authority Air Quality Development Revenue Bonds 2001, Series A with a final maturity date of August 1, 2033, and initial interest of 3.7%. The interest rate will reset annually on August 1, as negotiated, based on the Municipal Market Data Index as a benchmark. The net proceeds will be used to finance a portion of the costs of air quality and solid waste disposal facilities used at the William H. Zimmer Generating Station.

4. Commitments and Contingencies

      Ozone Transport Rulemaking

In June 1997, the Ozone Transport Assessment Group, which consisted of 37 states, made a wide range of recommendations to the United States (U.S.) Environmental Protection Agency (EPA) to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-compliant with ozone standards) in the Northeast, Midwest, and South. Ozone transport refers to wind-blown movement of ozone and ozone-causing materials across city and state boundaries. In late 1997, the EPA published a proposed call for revisions to State Implementation Plans (SIPs) for achieving emissions reductions to address air quality concerns. The EPA must approve all SIPs.

      Nitrogen Oxide (NOX) SIP Call

In October 1998, the EPA finalized its ozone transport rule, also known as the NOX SIP Call. It applied to 22 states in the eastern half of the U.S., including the three states in which our electric utilities operate, and proposed a model NOX emission allowance-trading program. This rule recommended states reduce NOX emissions primarily from industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOX reductions and, at the discretion of the state, a NOX trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOX reductions by May 1, 2003, if states failed to revise their SIPs.

Ohio, Indiana, a number of other states, and various industry groups (some of which we are a member), filed legal challenges to the NOX SIP Call with the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals).

Following a number of rulings and appeals, in August 2000, the Court of Appeals extended the deadline for NOX reductions to May 31, 2004. The states and other groups sought review of the Court of Appeals ruling by the U.S. Supreme Court (Supreme Court). In March 2001, the Supreme Court decided not to grant that review.

In June 2001, the Court of Appeals remanded portions of the NOX SIP Call to the EPA for reconsideration of how growth was factored into the state NOX budgets. It is unclear whether this decision will result in an increase or decrease in the size of the NOX reduction requirement. On August 3, 2001, the EPA published in the Federal Register a notice of data availability for justification of the state NOX budgets. Comments on the justification were filed prior to the September 19, 2001 deadline by various industry groups (some of which we are members) and states.

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively. The EPA is expected to approve the state rules by the end of 2001. The state of Ohio is still in the process of developing its NOX SIP rules in response to the NOX SIP Call.

On September 25, 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions. The current estimate of costs for this expected investment is approximately $800 million (in nominal dollars) from 2001-2005, and includes the following:

  install selective catalytic reduction units (SCRs) at several different generating stations; o install other pollution control technologies, including new computer software, at all generating stations;
  make combustion improvements; and
  utilize market opportunities to buy and sell NOX allowances.

SCRs are the most proven technology currently available for reducing NOX emissions produced in coal-fired generating stations.

     Section 126 Petitions

In February 1998, several northeast states filed petitions seeking the EPA’s assistance in reducing ozone in the Eastern U.S. under Section 126 of the Clean Air Act (CAA). The EPA believes that Section 126 petitions allow a state to claim that sources in another state are contributing to its air quality problem and request that the EPA require the upwind sources to reduce their emissions.

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. In May 2001, the Court of Appeals substantially upheld a challenge to the Section 126 requirements, and remanded portions of the rule to the EPA for reconsideration of how growth was factored into the emission limitations. On August 24, 2001, the Court of Appeals temporarily suspended the Section 126 compliance deadline pending the EPA’s reconsideration of growth factors. The Court of Appeals’ ruling will defer the Section 126 deadline until late summer 2003, and possibly until May 2004 based upon the timing of the EPA’s reconsideration of growth factors. The May 2004 deadline would essentially be consistent with the NOX SIP Call compliance deadline.

      State Ozone Plans

On November 15, 1999, the states of Indiana and Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their attainment demonstration on how they intend to bring the Greater Louisville Area, (including Floyd and Clark Counties in Indiana), into attainment with the one-hour ozone standard. The Greater Louisville Area has since attained the one-hour ozone standard, and on October 23, 2001, the EPA re-designated the area as being in attainment with that standard. Previous SIP amendments called for, among other things, statewide NOX reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA’s NOX SIP Call. Indiana and Kentucky committed to adopt utility NOX control rules by December 2000, that would require controls be installed by May 2003. However, Indiana halted the rulemaking for NOX controls at this level, but completed NOX SIP Call level reduction regulations. Kentucky has completed its rulemaking, and issued a final rule that changed the compliance deadline to mirror the NOX SIP Call of May 31, 2004. However, on November 1, 2001, the intent to withdraw the regulation was noted in the Kentucky Administrative Register.

See Note 4(d) below for a discussion of the tentative EPA Agreement, the implementation of which will affect our strategy for compliance with the final NOX SIP Call.

(b)    New Source Review (NSR)

The CAA’s NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility unless the changes are exempt. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that would change NSR applicability by eliminating exemptions contained in the current regulation. On June 22, 2001, the EPA issued a NSR 90-Day Review Paper and scheduled four public forums across the U.S. to gather more information on the impacts of NSR. Cinergy provided oral testimony at an EPA public forum held in Cincinnati, Ohio on July 10, 2001, and submitted written comments as well.

Since July 1999, CG&E and PSI have received requests from the EPA (Region 5), under Section 114 of the CAA, seeking documents and information regarding capital and maintenance expenditures at several of their respective generating stations. These requests were part of an industry-wide investigation assessing compliance with the NSR and the New Source Performance Standards (NSPS) of the CAA at electric generating stations.

On September 15, 1999, November 3, 1999, and February 2, 2001, the Attorneys General of New York, Connecticut, and New Jersey, respectively, issued letters notifying Cinergy and CG&E of their intent to sue under the citizens’ suit provisions of the CAA. These states allege violations of the CAA by constructing and continuing to operate a major modification of CG&E’s W.C. Beckjord Generating Station (Beckjord Station) without obtaining the required NSR pre-construction permits.

On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts (District Court). The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and NSPS requirements. The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station and at PSI’s Cayuga Generating Station (Cayuga Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added alleged violations of the NSR requirements of the CAA at two of our generating stations contained in a notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief of alleged violations of nonattainment NSR, Indiana and Ohio SIPs, and particulate matter emission limits (as discussed below in the “Beckjord Station NOV” section.)

The amended complaint sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station, Cayuga Station, and PSI’s Wabash River Generating Station and Gallagher Generating Station, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA also filed an amended complaint in a separate lawsuit alleging violations of the CAA relating to NSR, Prevention of Significant Deterioration (PSD), and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. This suit is being defended by CSP. On April 4, 2001, the District Court in that case ruled that neither the Government nor the intervening plaintiff environmental groups could obtain civil penalties for any alleged violations that occurred more than five years prior to the filing of the complaint, but that both parties could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint. Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA. Neither party appealed that decision.

On June 28, 2000, the EPA issued an NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E’s Miami Fort Generating Station and PSI’s Gibson Generating Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Generating Station (Stuart Station), that on June 30, 2000, the EPA issued an NOV for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39% of Stuart Station. The NOVs indicated that the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

On August 2, 2001, the states of New York, New Jersey, and Connecticut filed an Assented to Motion to Intervene in this litigation. Their motion was granted by the District Court on August 3, 2001. The states’ proposed complaint is an exhibit to the motion to intervene. Cinergy, CG&E and PSI are in the process of evaluating the states’ complaint but, at this time, are unable to determine the effect, if any, this filing will have on the issues affecting us regarding NSR, as framed in the EPA’s Amended Complaint.

See Note 4(d) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.

(c)    Beckjord Station NOV

On November 30, 1999, the EPA filed an NOV against Cinergy and CG&E alleging that emissions of particulate matter at the Beckjord Station exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000 amended complaint, as discussed in Note 4(b) above. On June 22, 2000, the EPA issued an NOV and a finding of violation (FOV) alleging additional particulate emission violations at Beckjord Station and offered us an opportunity to meet and discuss the allegations and corrective measures. The NOV/FOV indicated the EPA may issue an administrative compliance order, issue an administrative penalty order, or bring a civil or criminal action.

See Note 4(d) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.

(d)    EPA Agreement

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the EPA, the U.S. Department of Justice, three northeast states, and two environmental groups that could serve as the basis for a negotiated resolution of CAA claims and other related matters brought against coal-fired power plants owned and operated by Cinergy’s operating subsidiaries. The complete resolution of these issues is contingent upon establishing a final agreement with the EPA and other parties. If a final agreement is reached with these parties, it would resolve past claims of NSR violations as well as the Beckjord Station NOVs/FOV discussed above under Notes 4(b) and 4(c).

Under the terms of the tentative agreement, the EPA and the other plaintiffs have agreed to drop all challenges of past maintenance and repair activities at our coal-fired generation plants. In addition, the intent of the tentative agreement is that we would be allowed to continue on-going activities to maintain reliability and availability without subjecting the plants to future litigation regarding federal permitting requirements.

In return for resolution of past claims, future operational certainty, and protection of system wide demand growth, we have tentatively agreed to:

  shut down or repower with natural gas nine small coal-fired boilers at three power plants beginning in 2004;
  build four additional sulfur dioxide (SO2) scrubbers, the first of which must be operational by December 31, 2007;
  upgrade existing pollution control systems;
  phase in the operation of NOX reduction technology year-round starting in 2004;
  retire 50,000 tons of SO2 allowances between 2001 and 2005 and reduce our SO2 cap by 35% in 2013;
  pay a civil penalty of $8.5 million to the U.S. government; and
  implement $21.5 million in environmental mitigation projects.

The estimated cost for these capital expenditures is expected to be approximately $700 million. These capital expenditures are in addition to our previously announced commitment to install NOX controls over the next five years at an estimated cost of approximately $800 million as previously discussed in “Ozone Transport Rulemaking.”

In reaching the tentative agreement, we did not admit any wrongdoing and remain free to continue our current maintenance practices, as well as implement future projects for improved reliability. If the settlement is not completed, we intend to defend against the allegations, discussed in Notes 4(b) and 4(c) above, vigorously in court. In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail on their claims or whether resolution of these matters would have a material effect on our financial condition or results of operations.

(e) Manufactured Gas Plant (MGP) Sites

      General

Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

      PSI

Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 sites which PSI or its predecessors previously owned. PSI acquired four of the sites from Northern Indiana Public Service Company (NIPSCO) in 1931. At the same time, PSI sold NIPSCO the sites located in Goshen and Warsaw, Indiana. In 1945, PSI sold 19 of these sites (including the four sites it acquired from NIPSCO) to the predecessor of the Indiana Gas Company, Inc. (IGC). IGC later sold the site located in Rochester, Indiana to NIPSCO.

IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court claiming recovery (pursuant to CERCLA) of NIPSCO’s past and future costs of investigating and remediating MGP-related contamination at the Goshen MGP site.

In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement (Agreement). This Agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the Agreement, NIPSCO’s lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements concluded all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana (Court) against its general liability insurance carriers. Subsequently, PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. Discovery closed in the case at the end of August 2001. PSI and its insurance carriers are now filing briefs on various issues for decision by the Court in hearings to be held in November 2001, which will determine the scope of the trial. The Court has scheduled the trial of this case to begin at the end of January 2002. At the present time, PSI cannot predict the outcome of this litigation.

PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring to the extent such costs are probable and can be reasonably estimated. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study has been completed. To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation. Therefore, PSI currently cannot determine the total costs that may be incurred in connection with the remediation of all sites, to the extent that remediation is required. According to current information, these future costs at the 21 Indiana MGP sites are not material to our financial condition or results of operations. As further investigation and remediation activities are performed at these sites, the potential liability for the 21 Indiana MGP sites could be material to our financial position or results of operations.

      CG&E

CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have begun preliminary site assessments to obtain information about some of these MGP sites.

(f)    Gas Customer Choice

In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (CRI), a former subsidiary, to Licking Rural Electrification, Inc. doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E, and CRI were named as defendants in three class action lawsuits relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. On March 30, 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and CRI. This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of CRI. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

(g)    PSI Fuel Adjustment Charge

As discussed in the 2000 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to Indiana Utility Regulatory Commission (IURC) approval under a fuel recovery mechanism. On June 6, 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision. On August 24, 2001, the IURC indicated that it will reconsider its decision. PSI believes it has strong legal and factual arguments in its favor and that it will ultimately be permitted to recover these costs. However, PSI cannot definitively predict the ultimate outcome of this matter.

PSI recently filed a petition with the IURC requesting authority to recover $16 million in under billed fuel costs incurred from March 2001 through May 2001. The IURC approved recovery subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under billed fuel costs. A hearing is scheduled for April 2002.

(h)   Other

In May 2001, the Kentucky Public Service Commission (KPSC) approved an offer of settlement by The Union Light, Heat and Power Company (ULH&P) which allows ULH&P to maintain its existing retail electric base rates and fuel adjustment clause at current levels through December 2003 and limits electric rate increases for three years thereafter, resolving all related matters previously pending before the KPSC. The settlement also approved the proposed wholesale power supply contract between ULH&P and CG&E, beginning January 1, 2002, and made the necessary determinations under the Public Utility Holding Company Act of 1935, as amended (PUHCA), for CG&E to transfer its generating assets and liabilities to an exempt wholesale generator. In connection with this settlement, ULH&P recognized revenues of approximately $10 million, which had been previously deferred subject to refund.

5. Financial Information by Business Segment

As discussed in the 2000 Form 10-K, in early 2001 Cinergy announced certain organizational changes which further aligned the business units to reflect Cinergy's strategic vision. The revised structure has three business units, as follows:

  Energy Merchant Business Unit (Energy Merchant);
  Regulated Businesses Business Unit (Regulated Businesses); and
  Power Technology and Infrastructure Services Business Unit (PTIS).

Energy Merchant manages wholesale generation and the buying and selling of energy commodities. Energy Merchant earns revenues from the electric generation and the operation of power plants; wholesale energy trading, marketing, and risk management; and customized energy solutions.

Regulated Businesses consists of a regulated, integrated utility, and regulated electric and gas transmission and distribution services. Regulated Businesses plans, constructs, operates, and maintains the Cinergy operating companies’ transmission and distribution systems and delivers gas and electric energy to consumers. Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy’s transmission system.

PTIS primarily manages the development, marketing and sales of our non-regulated retail energy and energy-related businesses. PTIS also manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary. Ventures invests in emerging energy technologies with promising commercial applications that can benefit future Cinergy business development activities.

Financial results by business unit are as indicated below. Amounts for the prior year have been restated to reflect segment restructuring which includes the consolidation of the former International Business Unit into the Energy Merchant and Regulated Businesses business units. This restructuring became effective January 1, 2001.

Financial results by business unit for the quarters ended September 30, 2001 and September 30, 2000:

------------------------------------------------------------------------------------------------------------------------------------

Business Units
------------------------------------------------------------------------------------------------------------------------------------
                                                      Cinergy Business Units
                                ------------------------------------------------------------------
                                    Energy           Regulated                                      Reconciling
                                  Merchant(5)      Businesses(5)       PTIS        Total          Eliminations(1)     Consolidated
                              ------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Quarter ended 9/30/01

Operating revenues-
   External customers          $2,549,663  (3)    $   764,140       $   9,811   $ 3,323,614      $         -            $ 3,323,614
   Intersegment revenues           50,209  (4)              -               -        50,209          (50,209)                     -
Segment profit (loss)(2)           58,354              77,277          (7,160)      128,471                -                128,471

------------------------------------------------------------------------------------------------------------------------------------
Quarter ended 9/30/00

Operating revenues-
   External customers          $1,334,918  (3)    $   947,894       $  16,973   $ 2,299,785      $         -            $ 2,299,785
   Intersegment revenues          287,963  (4)              -               -       287,963         (287,963)                     -
Segment profit (loss)(2)           35,753              61,933          (3,872)       93,814                -                 93,814

------------------------------------------------------------------------------------------------------------------------------------
(1)   The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(2)   Management utilizes segment profit (loss) to evaluate segment performance.
(3)   The increase in 2001 as compared to 2000 is primarily due to the increase in volumes and average price realized on wholesale commodity transactions.
(4)   In connection with deregulation in Ohio, beginning in 2001, certain revenues which were previously recorded through intersegment transfer pricing, are now directly recorded to the business segment.
(5)   Effective January 2001, electric customer choice legislation was implemented in Ohio. For comparative purposes, the estimated pro forma adjustment to reflect this effect on third quarter 2000 results would be as follows:

                                             Energy      Regulated
                                            Merchant     Businesses
                                            --------     ----------
              Operating revenues          $ (33,492)     $  33,492
              Segment profit (loss)       $ (12,518)     $  12,518

------------------------------------------------------------------------------------------------------------------------------------

Financial results by business unit for the nine months ended September 30, 2001 and September 30, 2000:

------------------------------------------------------------------------------------------------------------------------------------

Business Units
------------------------------------------------------------------------------------------------------------------------------------
                                                      Cinergy Business Units
                                                      ----------------------
                                    Energy            Regulated                                  Reconciling
                                 Merchant(5)        Businesses(5)        PTIS     Total         Eliminations(1)        Consolidated
                            --------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Nine months ended 9/30/01

Operating revenues-
   External customers          $8,469,220 (3)     $ 2,168,179         $  34,836 $10,672,235    $           -            $10,672,235
   Intersegment revenues          114,482 (4)               -                 -     114,482         (114,482)                     -
Segment profit (loss)(2)          127,959             218,923           (15,197)    331,685                -                331,685

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended 9/30/00

Operating revenues-
   External customers          $3,043,353 (3)     $ 2,556,212         $  52,811 $ 5,652,376    $           -             $5,652,376
   Intersegment revenues          770,821 (4)               -                 -     770,821         (770,821)                     -
Segment profit (loss)(2)          125,465             188,940            (7,037)    307,368                -                307,368

------------------------------------------------------------------------------------------------------------------------------------
(1)   The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(2)   Management utilizes segment profit (loss) to evaluate segment performance.
(3)   The increase in 2001 as compared to 2000 is primarily due to the increase in volumes and average price realized on wholesale commodity transactions.
(4)   In connection with deregulation in Ohio, beginning in 2001, certain revenues which were previously recorded through intersegment transfer pricing, are now directly recorded to the business segment.
(5)   Effective January 2001, electric customer choice legislation was implemented in Ohio. For comparative purposes, the estimated pro forma adjustment to reflect this effect on the nine months ended September 30, 2000 results would be as follows:

                                            Energy        Regulated
                                           Merchant       Businesses
              Operating revenues         $ (93,693)       $   93,693
              Segment profit (loss)      $ (33,144)       $   33,144

------------------------------------------------------------------------------------------------------------------------------------

Total segment assets at September 30, 2001 and December 31, 2000 are as follows:

------------------------------------------------------------------------------------------------------------------------------------

Business Units
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Cinergy Business Units
                                                                      ----------------------
                                                              Regulated
                                            Energy Merchant   Businesses      PTIS          Total       All Other      Consolidated
                                            ----------------------------------------------------------------------------------------
                                                                                       (in thousands)
 Total segment assets at September 30, 2001    $5,417,415      $7,142,911   $202,83     $12,763,156    $49,462          $12,812,618
 Total segment assets at December 31, 2000      5,948,550       6,162,243    176,44      12,287,240     42,488           12,329,728

------------------------------------------------------------------------------------------------------------------------------------

6. Earnings Per Common Share (EPS)

A reconciliation of EPS to earnings per common share assuming dilution (diluted EPS) is presented below for the quarters ended September 30, 2001 and September 30, 2000:

-------------------------------------------------------------------------------

                                               Income     Shares        EPS
                                      ------------------------------------------
                                       (in thousands, except per share amounts)
Quarter ended September 30, 2001
EPS:
   Net Income                                $  128,471  159,097     $  0.81

Effect of dilutive securities:
   Common stock options                                      948
   Directors' compensation plans                             144
   Contingently issuable common stock                        491
                                             -------------------

 EPS - assuming dilution:
   Net income plus assumed conversions       $  128,471  160,680     $  0.80

--------------------------------------------------------------------------------
Quarter ended September 30, 2000
EPS:
   Net Income                                $  93,814   158,938     $  0.59

Effect of dilutive securities:
   Common stock options                                      667
   Employee Stock Purchase and Savings Plan                   11
   Contingently issuable common stock                        426
                                             -------------------

 EPS - assuming dilution:
   Net income plus assumed conversions       $  93,814   160,042     $  0.58

--------------------------------------------------------------------------------

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended September 30, 2001 and 2000, approximately 2.1 million and 1.7 million shares, respectively, were excluded from the diluted EPS calculation.

A reconciliation of EPS to diluted EPS is presented below for the nine months ended September 30, 2001 and September 30, 2000:

-------------------------------------------------------------------------------

                                               Income    Shares         EPS
                                      -----------------------------------------
                                       (in thousands, except per share amounts)
Nine months ended September 30, 2001
EPS:
   Net Income                                $ 331,685    159,049     $  2.08

Effect of dilutive securities:
   Common stock options                                     1,023
   Directors' compensation plans                              144
   Contingently issuable common stock                         498
                                             --------------------

 EPS - assuming dilution:
   Net income plus assumed conversions       $ 331,685    160,714     $  2.06

-------------------------------------------------------------------------------

Nine months ended September 30, 2000
EPS:
   Net Income                                $ 307,368    158,928     $  1.93

Effect of dilutive securities:
   Common stock options                                       309
   Employee Stock Purchase and Savings Plan                     4
   Contingently issuable common stock                         354
                                             --------------------

 EPS - assuming dilution:
   Net income plus assumed conversions       $ 307,368    159,595     $  1.92

-------------------------------------------------------------------------------

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the nine months ended September 30, 2001 and 2000, approximately 2.1 million and 1.9 million shares, respectively, were excluded from the diluted EPS calculation.

7. Ohio Deregulation

As discussed in the 2000 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provided for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. Two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. On July 25, 2001, the Ohio Supreme Court denied CG&E’s motion to dismiss. CG&E is unable to predict the outcome of this proceeding.

The August 31, 2000 order authorizes CG&E to transfer its generation assets to one or more non-regulated corporate subsidiary(ies). In addition to the regulatory approvals received from the PUCO, the IURC, and the KPSC, this transfer requires the approval of the Federal Energy Regulatory Commission (FERC). As the transfer is contingent upon CG&E receiving FERC approval and various third party consents, the timing and receipt of which are unknown, the completion date of the transfer of generation assets to non-regulated subsidiary(ies) is uncertain.

8. Power Trading

Contracts within the trading portfolio of the power marketing and trading operations are primarily with power marketers and other investor-owned utilities. The majority of these contracts are for terms of one year or less. Electric power prices can be extremely volatile, and the market can, at times, lack liquidity. Because of these issues, credit risk is generally greater than with other commodity trading, especially when dealing with new market entrants. Credit discounts are included in the determination of fair value for all open positions in the power-trading portfolio.

As stated in our 2000 Form 10-K, in 2000 the Western U.S., primarily California, began experiencing unprecedented price levels and volatility for wholesale electricity. Because of the nature of deregulation in California, California’s two largest utilities accumulated significant unpaid obligations. One of these utilities declared bankruptcy in the second quarter of 2001 and the other has been working with the state to finance its unpaid obligations. We continue to maintain a balanced Western U.S. portfolio and have no unrealized gain positions directly with these utilities. A portion of our Energy risk management assets and Energy risk management liabilities are with counterparties in the Western U.S. However, prices have dropped significantly in the second and third quarters of 2001. As a result of these price decreases and a declining level of outstanding contracts, our potential exposure in the Western U.S. has diminished.

Return to TOC

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

In this report we discuss various matters that may make management’s corporate vision of the future clearer for you. This report outlines management’s goals and projections for the future. These goals and projections are considered forward-looking statements and are based on management’s beliefs and assumptions.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  Factors affecting operations, such as:

    unusual weather conditions;
    catastrophic weather-related damage;
    unscheduled generation outages;
    unusual maintenance or repairs;
    unanticipated changes in fossil fuel costs, gas supply costs, or availability constraints;
    environmental incidents; and
    electric transmission or gas pipeline system constraints.

  Legislative and regulatory initiatives regarding deregulation of the industry or potential national deregulation legislation.

  The timing and extent of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

  Regulatory factors such as changes in the policies or procedures that set rates; changes in our ability to recover capital expenditures for environmental compliance, purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases.

  Financial or regulatory accounting principles or policies imposed by governing bodies.

  Political, legal, and economic conditions and developments in the United States (U.S.) and the foreign countries in which we have a presence. This would include inflation rates and monetary fluctuations.

  Changing market conditions and other factors related to physical energy and financial trading activities. These would include price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates, and warranty risks.

  The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

  Availability of, or cost of, capital.

  Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, and work stoppages.

  Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

  Changes in international, federal, state, or local legislative requirements, such as changes in tax laws, tax rates, and environmental laws and regulations.

Unless we otherwise have a duty to do so, the Securities and Exchange Commission’s (SEC) rules do not require forward-looking statements to be revised or updated (whether as a result of changes in actual results, changes in assumptions, or other factors affecting the statements). Our forward-looking statements reflect our best beliefs as of the time they are made and may not be updated for subsequent developments.

Return to TOC

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.”

Return to TOC

INTRODUCTION

In Management’s Discussion and Analysis (MD&A), we explain our general operating environment, as well as our liquidity, capital resources, and results of operations. Specifically, we discuss the following:

  factors affecting current and future operations;
  why revenues and expenses changed from period to period; and
  how the above items affect our overall financial condition.
Return to TOC

ORGANIZATION

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries (operating companies). As a result of this ownership, we are considered a utility holding company. Because we are a holding company whose utility subsidiaries operate in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. Our other principal subsidiaries are:

  Cinergy Services, Inc. (Services) - is a service company that provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services;
  Cinergy Investments, Inc. (Investments) - holds most of our domestic non-regulated, energy-related businesses and investments;
  Cinergy Global Resources, Inc. - holds our international businesses and investments and directs our renewable energy investing activities (for example, wind farms);
  Cinergy Technologies, Inc. - primarily holds our portfolio of technology related investments; and
  Cinergy Wholesale Energy, Inc. - was formed to act as a holding company for our energy merchant businesses, including production, as the generation assets eventually become unbundled from the utility subsidiaries.

CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana. It has three wholly-owned utility subsidiaries and two wholly-owned non-utility subsidiaries. CG&E’s principal utility subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky. CG&E’s other subsidiaries are insignificant to its results of operations.

PSI, an Indiana corporation, is an electric utility that provides service in north central, central, and southern Indiana.

The majority of our operating revenues are derived from the sale of electricity and the sale and/or transportation of natural gas.

In early 2001, we announced certain organizational changes which further aligned the business units to reflect Cinergy’s strategic vision. The revised structure reflects three business units, as follows:

  Energy Merchant Business Unit (Energy Merchant) – operates power plants, both domestically and abroad, and conducts all wholesale energy marketing, trading, origination and risk management services;
  Regulated Businesses Business Unit (Regulated Businesses) – operates all gas and electric transmission and distribution services, both domestically and abroad, and is responsible for all regulatory planning for the regulated utility businesses of CG&E, PSI, and ULH&P; and
  Power Technology and Infrastructure Services Business Unit (PTIS) – originates and manages a portfolio of emerging energy businesses.

See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information," for financial information by business unit.

Return to TOC

LIQUIDITY

In the “Liquidity” section, we discuss environmental issues as they relate to our current and future cash needs. In the “Capital Resources” section, we discuss how we intend to meet these capital requirements.

Environmental Issues

Ambient Air Standards

As discussed in the 2000 Form 10-K, in 1997 the U.S. Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards for ozone and fine particulate matter. The EPA has estimated that it will take up to five years to collect sufficient ambient air monitoring data to determine fine particulate matter non-attainment areas. A fine particulate monitoring network was put in place during 1999 and 2000. Following identification of non-attainment areas, the states will identify the sources of particulate emissions and develop emission reduction plans. These plans may be state-specific or regional. We currently cannot predict the exact amount and timing of required reductions.

On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) ruled that the EPA’s final rule establishing the new eight-hour ozone standard and the fine particulate matter standard constituted an invalid delegation of legislative authority. In June 1999, the EPA appealed the decision. On October 29, 1999, the full Court of Appeals rejected the EPA’s request for reconsideration. In January 2000, the EPA appealed to the U.S. Supreme Court (Supreme Court) and on February 27, 2001, the Supreme Court reversed the Court of Appeals’ ruling. However, the Supreme Court invalidated the EPA’s implementation procedure for the portion of the case dealing with the eight-hour ozone standard. The EPA currently is evaluating approaches for implementing the eight-hour ozone standard in accordance with the Supreme Court’s opinion. Meanwhile, the Court of Appeals continues to consider the validity of the eight-hour ozone standard and the fine particulate matter standard, as a number of issues that were raised by the parties were not addressed in its original opinion, invalidating those standards. The parties will file supplemental briefs on these issues, and further oral argument may be held. We currently cannot determine the outcome of this litigation or of future EPA actions in response to the litigation and the effects on future emissions reduction requirements.

See Notes 4(a), (b), (c), (d), and (e), respectively, of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of other environmental issues.

Other Investing Activities

Foreign Utility Companies (FUCOs)/Exempt Wholesale Generators (EWGs) Investment Limitations

As discussed in the 2000 Form 10-K, our ability to invest in growth initiatives, such as EWGs and FUCOs, is limited by certain legal and regulatory requirements, including the PUHCA. In March 1998, the SEC granted us authority under PUHCA to invest in EWGs and FUCOs in an aggregate amount equal to our consolidated retained earnings, as determined from time to time. Following our request for an increase in investment authority, in May 2001, the SEC issued a supplemental order, authorizing us to invest an additional $2 billion in EWGs and FUCOs, in addition to an amount equal to our consolidated retained earnings.

Return to TOC

CAPITAL RESOURCES

We meet our capital requirements through a combination of internally generated funds and debt issuances. We expect to meet our future capital needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.

In November 2001, Cinergy Corp. chose to reinstitute the practice of issuing new Cinergy Corp. common shares to meet its obligations under the various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. This replaces the previous practice of purchasing open market shares to fulfill plan obligations.

In early May 2001, Cinergy Corp.'s certificate of incorporation was amended to authorize the issuance of preferred securities in addition to common stock, following approval by the SEC under the PUHCA and the shareholders of Cinergy Corp.

Debt

Cinergy Corp. has current authorization from the SEC under the PUHCA to increase its total capitalization at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income) by an additional $5 billion, through issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30% of Cinergy Corp.‘s consolidated capital structure and that Cinergy Corp., under certain circumstances, maintains an investment grade rating on its senior debt obligations.

Short-term Debt

In connection with the current SEC authorization, Cinergy Corp. has $1.5 billion in established lines of credit. As of September 30, 2001, $633 million was unused and available on these lines.

On March 21, 2001, Cinergy Corp. placed a $500 million, 364-day senior revolving credit facility. Also, on May 4, 2001, Cinergy Corp. placed a $400 million, three-year senior revolving credit facility which replaced Cinergy Corp.‘s $400 million, five-year revolving credit facility that expired on May 6, 2001, and a $200 million, three-year revolving credit facility that expired on July 20, 2001.

Our non-regulated subsidiaries have the ability to borrow funds from Cinergy Corp. if the need arises. Certain of our non-regulated subsidiaries also have $13 million of established lines of credit, of which $4 million remained unused and available.

Our operating companies, CG&E and PSI, have established uncommitted lines of credit of $15 million and $60 million, respectively, of which $15 million for CG&E and $14 million for PSI remained unused and available.

In May 2001, CG&E filed an application with the Public Utilities Commission of Ohio (PUCO) to increase its short-term debt authority to $600 million and on June 28, 2001, the PUCO granted this request. On April 6, 2001, Cinergy Corp. filed an application with the SEC to increase PSI’s and ULH&P’s short-term debt authority to $600 million and $65 million, respectively. On August 2, 2001, the SEC granted our request effective immediately. As of September 30, 2001, our operating companies had regulatory authority to borrow up to a total of $1.27 billion in short-term debt ($671 million for CG&E and its subsidiaries, including $65 million for ULH&P, and $600 million for PSI.)

Commercial Paper

As of September 30, 2001, the commercial paper program was limited to a maximum outstanding principal amount of $800 million for Cinergy Corp. In early 2001, Cinergy Corp. expanded the commercial paper program to this amount and reduced the established lines of credit at CG&E and PSI. The expansion of the commercial paper program at the Cinergy Corp. level will, in part, support the short-term borrowing needs of CG&E and PSI and will eliminate the need for commercial paper programs at CG&E and PSI. The Cinergy Corp. commercial paper program is supported by $950 million in revolving credit facilities. As of September 30, 2001, Cinergy Corp. had issued $99.5 million in commercial paper.

Long-term Debt

Under the PUHCA authorization mentioned above, we are able to issue and sell long-term debt at the parent holding company level. In May 2001, CG&E filed an application with the PUCO to increase its long-term debt authority to $400 million and on June 28, 2001, the PUCO granted this request. As of September 30, 2001, Cinergy Corp. had $900 million of long-term debt outstanding. As of September 30, 2001, CG&E, PSI, and ULH&P have remaining state regulatory authority for long-term debt issuances of $400 million, $21 million, and $30 million, respectively. PSI intends to file an application with the Indiana Utility Regulatory Commission (IURC) requesting an increase in long-term debt issuance authority up to $400 million. In July 2001, Cinergy Corp. filed a registration statement with the SEC requesting authority to issue up to $500 million in unsecured debt and in August 2001, the SEC approved the registration statement and deemed it effective. On September 12, 2001, Cinergy Corp. issued $500 million principal amount of debentures under the previously approved registration statement. We may, at any time, request additional long-term debt authorization, which is subject to regulatory approval.

Variable Rate Pollution Control Notes

CG&E and PSI have issued variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes). Because the holders of a majority of these notes have the right to redeem their notes on any business day, with the remainder being redeemable annually, they are reflected in Notes payable and other short-term obligations in the Consolidated Balance Sheets for Cinergy, CG&E, and PSI.

On August 21, 2001, CG&E issued $12.1 million of Ohio Air Quality Development Authority Air Quality Development Revenue Bonds 2001, Series A with a final maturity date of August 1, 2033, and initial interest of 3.7%. The interest rate will reset annually on August 1, as negotiated, based on the Municipal Market Data Index as a benchmark. The net proceeds will be used to finance a portion of the costs of air quality and solid waste disposal facilities used at the William H. Zimmer Generating Station. At September 30, 2001, CG&E and PSI had $196 million and $83 million, respectively, outstanding in pollution control notes, classified as short-term debt.

Money Pool

Cinergy Corp., Services, and our operating companies and their subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with surplus short-term funds provide short-term loans to others. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Consolidated Balance Sheets for CG&E and PSI and on the Balance Sheets for ULH&P.

Securities Ratings

As of October 31, 2001, the major credit ratings agencies rated our securities as follows:

-------------------------------------------------------------------------------

                               Fitch (1)        Moody's (2)       S&P (3)

Cinergy Corp.
   Corporate Credit               BBB+             Baa2          BBB+/A-2
   Senior Unsecured Debt          BBB+             Baa2          BBB+
   Commercial Paper               F-2              P-2           A-2

CG&E
   Senior Secured Debt            A-               A3            A-
   Senior Unsecured Debt          BBB+             Baa1          BBB+
   Junior Unsecured Debt          BBB              Baa2          BBB
   Preferred Stock                BBB              Baa3          BBB
   Commercial Paper               F-2              P-2           Not Rated

PSI
   Senior Secured Debt            A-               A3            A-
   Senior Unsecured Debt          BBB+             Baa1          BBB+
   Junior Unsecured Debt          BBB              Baa2          BBB
   Preferred Stock                BBB              Baa3          BBB
   Commercial Paper               F-2              P-2           Not Rated

ULH&P                        Not
   Senior Unsecured Debt         Rated             Baa1          BBB+

(1)  During 2000,  Fitch IBCA,  Inc.  and Duff &  Phelps  Credit  Rating Co.
     merged,  and are now known as Fitch,  thereby combining  their  ratings of
     Cinergy Corp. and its affiliates.
(2)  Moody's Investors Service (Moody's)
(3)  Standard & Poor's Ratings Services (S&P)

-------------------------------------------------------------------------------

As discussed in the 2000 Form 10-K, on December 12, 2000, S&P placed its ratings of Cinergy Corp. and its operating affiliates, CG&E and PSI, on CreditWatch with negative implications. On January 22, 2001, Moody’s announced it had assigned negative outlooks to the debt and preferred stock securities of Cinergy Corp. and all of its subsidiaries. These actions were primarily in response to Cinergy’s announcement regarding one of its non-regulated subsidiaries entering into a definitive agreement to acquire two natural gas-fired merchant electric generating facilities from Enron North America. Other items of concern included (1) the announcement that Cinergy Corp., CG&E, and PSI have reached an agreement in principle with the EPA; (2) the continuing uncertainty surrounding CG&E’s post-deregulation corporate and financial structure; (3) the absence of restructuring legislation and stranded investment resolution in Indiana; and (4) Cinergy’s emphasis on higher-risk non-regulated activities.

Effective July 27, 2001, Moody’s changed its assignment of ratings to different classes of securities issued by the same company, which was prompted by Moody’s research published in November 2000. The refinements are of a technical nature and are not indicative of changes in fundamental credit quality. CG&E’s and PSI’s preferred stock were affected by these changes. The new ratings are noted in the table above.

On September 4, 2001, Moody’s placed the debt ratings of Cinergy Corp. on review for possible downgrade. These actions are primarily in response to Cinergy Corp.'s increased debt associated with its growing portfolio of peaking generation.

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion. As of September 30, 2001, we had $631 million outstanding under the guarantees issued. This amount represents Cinergy Corp.‘s guarantees of liabilities and commitments of our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.

Return to TOC

2001 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended September 30, 2001 and 2000 were as follows:

----------------------------------------------------------------------------------

                            Cinergy (1)     CG&E and subsidiaries        PSI
                            -----------     ---------------------        ---
                         2001       2000      2001       2000       2001      2000
                         ----       ----      ----       ----       ----      ----
                                              (in thousands)
Electric gross margin  $650,671   $551,279   $345,546  $268,697  $268,122  $217,754
Gas gross margin         25,020     43,000     28,488    27,199         -         -
Net income              128,471     93,814     89,390    39,096    56,454    30,613

(1)  The results of Cinergy also include amounts related to non-registrants.

----------------------------------------------------------------------------------

Diluted earnings per share for the third quarter of 2001 was $.80 per share as compared to $.58 per share for the same period last year. Results were attributable to Energy Merchant’s origination, marketing and trading segment and increased gross margins in Regulated Businesses, primarily due to customer growth and increased customer usage.

The explanations below follow the line items on the Consolidated Statements of Income for Cinergy, CG&E, and PSI. However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

-----------------------------------------------------------------------------------------------------------------------------------

                              Cinergy (1)                       CG&E and subsidiaries                             PSI
                              -----------                       -------------------------                          ---
                       2001       2000     % Change           2001       2000      % Change           2001       2000      % Change
                       ----       ----     --------           ----       ----      --------           ----       ----      --------
                                                                    (in millions)
Retail              $   772   $    714           8         $   422    $    402          5          $   350   $    312         12
Wholesale             1,685        788         114             831         383        117              901        478         88
Transportation            1          -           -               1           -          -                -          -          -
Other                    58         97         (40)             13           7         86                7         14        (50)
                      -------    --------                    --------    -------                     -------    -------
    Total           $ 2,516   $  1,599          57         $ 1,267    $    792         60          $ 1,258   $    804         56

(1)  The results of Cinergy also include amounts related to non-registrants.

-----------------------------------------------------------------------------------------------------------------------------------

Electric operating revenues for Cinergy, CG&E, and PSI increased for the quarter ended September 30, 2001, as compared to 2000, mainly due to an increase in volumes on non-firm wholesale transactions related to energy marketing and trading activity. Non-firm power is power without a guaranteed commitment for physical delivery.

Gas Operating Revenues

-------------------------------------------------------------------------------

                            Cinergy (1)          CG&E and subsidiaries
                            -----------          -------------------------
                     2001      2000   % Change    2001    2000 % Change
                     ----      ----   --------    ----    -------------
                                         (in millions)
  Non-regulated     $ 733     $ 629      17       $  -    $  -     -
  Retail               45        40      13         45      40    13
  Transportation        6         8     (25)         6       8   (25)
  Other                 2         1       -          2       1     -
                     --------  -------             ------  ----
       Total        $ 786     $ 678      16       $ 53    $ 49     8

  (1)  The results of Cinergy also include amounts related to non-registrants.

-------------------------------------------------------------------------------

Gas operating revenues for Cinergy increased in the third quarter of 2001 as compared to the same period last year. This increase was primarily the result of increased volumes sold by Cinergy Marketing and Trading, LLC (Marketing and Trading).

CG&E’s retail gas revenues increased primarily due to a higher price received per thousand cubic feet (mcf) sold and an increase in retail gas customers. Retail sales also increased and transportation sales decreased as a result of customers switching back to CG&E gas service.

Operating Expenses

-----------------------------------------------------------------------------------------------------------------------------------

                                   Cinergy (1)                     CG&E and subsidiaries                                PSI
                                   -----------                     -------------------------                           ---
                            2001       2000     % Change        2001        2000       % Change       2001        2000     % Change
                            ----       ----     --------        ----        ----       --------       ----        ----     --------
                                                                       (in millions)
Fuel                     $   210   $    181         16        $   88         $ 87          1       $   124      $   90          38
Purchased and
   exchanged power         1,654        867         91           834          436         91           866         496          75
Gas purchased                762        635         20            25           22         14             -           -           -
Operation and
   maintenance               265        267         (1)          117          118         (1)          106         104           2
Depreciation                  97         87         11            47           46          2            37          36           3
Taxes other than
   income taxes               60         67        (10)           44           51        (14)           15          15           -
                           -------    -------                  ----------   --------                 --------    --------
    Total                $ 3,048   $  2,104         45        $1,155         $760         52       $ 1,148      $  741          55

(1)  The results of Cinergy also include amounts related to non-registrants.

-----------------------------------------------------------------------------------------------------------------------------------

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended September 30, 2000 to the quarter ended September 30, 2001:

-------------------------------------------------------------------------------

                                     Cinergy (1)  CG&E       PSI
                                     -----------  --------   ---
                                              (in millions)
Fuel expense - September 30, 2000       $ 181      $  87    $  90

Increase (decrease) due to changes in:
Price of fuel                               7          6        1
Deferred fuel cost                         33          8       25
MWh generation(2)                          (5)       (13)       8
Other                                      (6)         -        -
                                        ---------------------------
Fuel expense - September 30, 2001       $ 210      $  88    $ 124

(1)  The results of Cinergy also include amounts related to non-registrants.
(2)  Megawatt-hour (MWh)

-------------------------------------------------------------------------------

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2001, as compared to the same period last year, primarily due to an increase in purchases of non-firm wholesale power, reflecting higher sales volumes and higher prices paid per MWh in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the quarter ended September 30, 2001, as compared to the same period last year, primarily due to an increase in gas commodity trading volumes. CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism.

Depreciation

Cinergy’s Depreciation expense increased for the quarter ended September 30, 2001, as compared to the same period last year. This increase was primarily attributable to the acquisition of additional depreciable plant, including investments in non-regulated peaking generation.

Taxes Other Than Income Taxes

Cinergy’s and CG&E’s Taxes other than income taxes decreased for the quarter ended September 30, 2001, as compared to the same period last year. This decrease was primarily attributable to reduced property tax expense and other tax changes associated with deregulation in Ohio.

Interest

Cinergy’s and PSI’s Interest expense increased for the quarter ended September 30, 2001, as compared to the same period last year. This increase was primarily due to debt issuances associated with the acquisition of additional peaking generation and general business purposes. Partially offsetting the affect of the increase in debt issuances was a decrease in short-term interest rates.

Income Taxes

Cinergy’s, CG&E’s, and PSI’s Income tax expense increased for the quarter ended September 30, 2001, as compared to the same period last year. This increase was primarily due to the increase in taxable income. Cinergy’s and CG&E’s increase also included the impact of state income tax changes associated with Ohio deregulation.

Return to TOC

2001 YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the nine months ended September 30, 2001 and 2000 were as follows:

----------------------------------------------------------------------------------------------

                            Cinergy (1)        CG&E and subsidiaries             PSI
                            -----------        -------------------------         ---
                          2001         2000         2001        2000       2001        2000
                          ----         ----         ----        ----       ----        ----
                                                    (in thousands)
Electric gross margin  $1,707,077   $1,666,999    $899,791     $874,160  $712,080   $702,030
Gas gross margin         169,343      177,404      143,142      151,397         -          -
Net income               331,685      307,368      220,366      190,941   132,103     99,742

(1)  The results of Cinergy also include amounts related to non-registrants.
----------------------------------------------------------------------------------------------

Diluted earnings per share for the nine months ended September 30, 2001 was $2.06 per share as compared to $1.92 per share for the same period ended September 30, 2000. Increased earnings were primarily attributable to Energy Merchant’s origination, marketing and trading segment and reduced operations and maintenance expenditures. Partially offsetting these improvements were increased coal costs and greater depreciation and interest expenses associated with the financing of additional investments, principally peaking generation.

The explanations below follow the line items on the Consolidated Statements of Income for Cinergy, CG&E, and PSI. However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

-----------------------------------------------------------------------------------------------------------------------------------

                              Cinergy (1)                      CG&E and subsidiaries                          PSI
                              -----------                      -------------------------                      ---
                       2001       2000      % Change         2001       2000      % Change          2001       2000      % Change
                       ----       ----      --------         ----       ----      --------          ----       ----      --------
                                                                   (in millions)
Retail               $2,052   $  2,015           2         $1,116   $  1,114          -         $    936   $    901           4
Wholesale             4,521      1,727         162          2,250        846        166            2,399      1,026         134
Transportation            2          -           -              2          -          -                -          -           -
Other                   199        175          14             30         17         76               23         31         (26)
                      -------    --------                   -------    -------                     -------    --------
    Total            $6,774   $  3,917          73         $3,398   $  1,977         72         $  3,358   $  1,958          72

(1)  The results of Cinergy also include amounts related to non-registrants.

-----------------------------------------------------------------------------------------------------------------------------------

Electric operating revenues for Cinergy, CG&E, and PSI increased for the nine months ended September 30, 2001, as compared to the same period last year, mainly due to an increase in volumes on non-firm wholesale transactions related to energy marketing and trading activity.

Gas Operating Revenues

---------------------------------------------------------------------------------------------------------

                                   Cinergy (1)                          CG&E and subsidiaries
                                   -----------                          -------------------------
                           2001         2000       % Change            2001         2000      % Change
                           ----         ----       --------            ----         ----      --------
                                                         (in millions)
 Non-regulated          $ 3,380    $  1,383          144            $    -     $      -          -
 Retail                     421         241           75               421          241         75
 Transportation              29          41          (29)               29           41        (29)
 Other                        7           3          133                 8            5         60
                         ---------    ---------                      ---------    ---------
      Total             $ 3,837    $  1,668          130            $  458     $    287         60

(1)  The results of Cinergy also include amounts related to non-registrants.

----------------------------------------------------------------------------------------------------------

Gas operating revenues for Cinergy increased for the nine months ended September 30, 2001, as compared to the same period last year. This increase was primarily the result of increased volumes and a higher price received per mcf sold by Marketing and Trading.

CG&E’s retail gas revenues increased primarily due to a higher price received per mcf sold and an increase in retail gas sales resulting from colder weather during the first quarter of 2001. The higher price reflects a substantial increase in the wholesale gas commodity cost during the first six months, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism. Retail sales also increased and transportation sales decreased as a result of customers switching back to CG&E gas service.

Operating Expenses

------------------------------------------------------------------------------------------------------------------------------------

                                   Cinergy (1)                    CG&E and subsidiaries                         PSI
                                   -----------                    -------------------------                     ---
                            2001       2000      % Change       2001       2000      % Change       2001        2000      % Change
                            ----       ----      --------       ----       ----      --------       ----        ----      --------
                                                                       (in millions)
Fuel                      $  606     $  574          6        $  268      $  256          5       $  332      $  302          10
Purchased and
   exchanged power         4,460      1,676        166         2,231         847        163        2,314         954         143
Gas purchased              3,668      1,491        146           315         135        133            -           -           -
Operation and
   maintenance               782        818         (4)          349         361         (3)         302         340         (11)
Depreciation                 278        255          9           139         135          3          111         105           6
Taxes other than
   income taxes              176        201        (12)          136         155        (12)          38          43         (12)
                           -------    -------                  --------    -------                 --------    --------
     Total                $9,970     $5,015         99        $3,438      $1,889         82       $3,097      $1,744          78

(1)  The results of Cinergy also include amounts related to non-registrants.

------------------------------------------------------------------------------------------------------------------------------------

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the nine months ended September 30, 2000, to the nine months ended September 30, 2001:

---------------------------------------------------------------------------------------

                                        Cinergy (1)      CG&E         PSI
                                        -----------      --------     ---
                                                     (in millions)
Fuel expense - September 30, 2000         $  574        $  256      $  302

Increase (decrease) due to changes in:
Price of fuel                                 47            30          17
Deferred fuel cost                            22             3          19
MWh generation                               (27)          (21)         (6)
Other                                        (10)            -           -
                                          -------       -------     -------
Fuel expense - September 30, 2001         $  606        $  268      $  332

(1)  The results of Cinergy also include amounts related to non-registrants.

---------------------------------------------------------------------------------------

Fuel expense for Cinergy, CG&E, and PSI increased for the nine months ended September 30, 2001, as compared to the same period last year, primarily due to increases in the market price of coal in the first and second quarters of 2001. Partially offsetting this increase was a decrease in generation.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2001, as compared to the same period last year, primarily due to an increase in purchases of non-firm wholesale power, reflecting higher sales volumes and higher prices paid per MWh in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the nine months ended September 30, 2001, as compared to the same period last year, primarily due to an increase in gas commodity trading volumes and an increase in the average cost per mcf of gas purchased. CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism.

Operation and Maintenance

Cinergy’s and PSI’s Operation and maintenance expense decreased for the nine months ended September 30, 2001, as compared to the same period last year, primarily due to a reduction in the amortization of demand-side management costs, resulting from the expiration of the agreement in May 2000. Also contributing to this decrease were expenses related to the Limited Early Retirement Program in 2000, as discussed in the 2000 Form 10-K.

Depreciation

Cinergy’s Depreciation expense increased for the nine months ended September 30, 2001, as compared to the same period last year. This increase was primarily attributable to the acquisition of additional depreciable plant, including investments in non-regulated peaking generation. Also contributing to the increase were increases in depreciable plant of PSI and CG&E.

Taxes Other Than Income Taxes

Cinergy’s, CG&E’s, and PSI’s Taxes other than income taxes decreased for the nine months ended September 30, 2001, as compared to the same period last year. This decrease was primarily attributable to reduced property tax expense and other tax changes associated with deregulation in Ohio.

Interest

Cinergy’s Interest expense increased for the nine months ended September 30, 2001, as compared to the same period last year. This increase was primarily due to debt issuances principally associated with the acquisition of additional peaking generation and general business purposes. Partially offsetting the affect of the increase in debt issuances was a decrease in short-term interest rates.

Income Taxes

CG&E’s and PSI’s Income tax expense increased for the nine months ended September 30, 2001, as compared to the same period last year. This increase was primarily due to the increase in taxable income.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 2001, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas margins and net income for ULH&P for the nine months ended September 30, 2001 and 2000, were as follows:

                      ----------------------------------------------------

                                                         ULH&P
                                                         -----
                                                    2001           2000
                                                    ----           ----
                                                     (in thousands)
                      Electric gross margin      $ 61,164       $  43,526
                      Gas gross margin             26,740          26,961
                      Net income                   26,854          13,108

                      ----------------------------------------------------

Electric operating revenues for the nine months ended September 30, 2001, as compared to the same period last year, increased primarily due to the recognition of revenues previously deferred subject to refund in connection with a retail rate filing with the Kentucky Public Service Company (KPSC). A settlement agreement, which allowed the retention of such revenues, was approved by the KPSC in May 2001. The purchase price paid per MWh remained somewhat constant with the same period last year. For further information see Note 4(h) in the “Notes to Financial Statements” in “Part I. Financial Information.”

The increase in Gas operating revenues for the nine months ended September 30, 2001, as compared to the same period last year, was mainly due to a higher price received per mcf sold. Gas purchased expense increased due to an increase in the average cost per mcf of gas purchased. The market price of natural gas has increased significantly since the same period last year, which has caused ULH&P to pay more for the gas it delivers to customers. The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

Return to TOC

RESULTS OF OPERATIONS - FUTURE

Electric Industry

Wholesale Market Developments

Supply-side Actions

As discussed in the 2000 Form 10-K, on September 30, 1999, Cinergy Capital and Trading, Inc. (CC&T) formed a partnership (each party having a 50% ownership) with Duke Energy North America, LLC (Duke), to increase the available generating capacity for use during peak demand periods. The partnership was formed for the purpose of jointly constructing and owning three wholesale generating facilities.

On March 9, 2000, the IURC issued an order, requiring the partnership to immediately suspend all construction activities at the site located near Cadiz, (Henry County) Indiana (a peaking plant with a total capacity of 129 megawatts (MW, the basic unit of electric energy equal to one million watts) of which we own 65 MW). In making this decision, the IURC found that it needed additional information related to the project before issuing a final decision. The issues raised were air quality, water supply, noise control, landscaping, plant abandonment, and emergency services training. The IURC held a hearing on this matter on November 17, 2000, and a favorable ruling was received on April 23, 2001. The plant consists of three gas turbine engines which began generating power commercially on July 31, August 11 and October 6, 2001, respectively.

On June 4, 2001, CC&T and Duke announced they would dissolve their partnership with respect to these three wholesale generating facilities and an exchange of these generating assets would occur. On September 13, 2001, the partnership was dissolved and CC&T obtained ownership of 100% of the 640 MW wholesale generating facility located in Madison County, Ohio and 100% of the 129 MW wholesale generating facility located near Cadiz, Indiana. In exchange for the Madison County, Ohio and Cadiz, Indiana generating facilities, Duke received 100% of the Vermillion County, Indiana generating facility, which will be operated by Cinergy for five years. The dissolution of the partnership increased Cinergy’s peaking capacity by 70 MW and further diversified our generation portfolio to 60% coal-fired base load and 40% gas-fired peaking.

During the second quarter 2001, CC&T obtained permits for possible future construction of additional natural gas-fired peaking plants in Ohio and Kentucky. These permits will allow us the flexibility to increase our portfolio of gas fired peaking plants and increase our overall capacity.

As stated in the 2000 Form 10-K, Cinergy has 9,764 MW of coal-fired generation and we consume approximately 27 million tons of coal annually. Cinergy procures the majority of its coal through long-term supply contracts. The remainder is purchased in the open market, which recently has experienced significant price increases. These price increases will have a direct effect upon Cinergy’s cost to supply the electric commodity to our customers. With the implementation of electric deregulation in the State of Ohio and the associated termination of the fuel cost recovery mechanism, CG&E may not fully recover its retail related fuel costs.

Demand-side Actions

Cinergy recorded a new peak demand on July 23, 2001 of 10,993 MW. Subsequently, this peak demand was exceeded on August 8, 2001 and a new peak demand of 11,083 MW was recorded. Cinergy met customer demands for both peaks with their own supply and planned purchases from other regional electric suppliers.

Federal Energy Regulatory Commission (FERC) Notice of Proposed Rulemaking

On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking, proposing to promulgate new standards of conduct regulations that would apply uniformly to natural gas pipelines and transmitting public utilities that are currently subject to FERC’s standards of conduct. The FERC is proposing to adopt one set of standards of conduct to govern the relationships between regulated transmission providers and all their energy affiliates, broadening the definition of an affiliate covered by the standards of conduct, from the more narrow definition in the existing regulations. At this time, we are unable to predict either the outcome of this proceeding or its affect on Cinergy.

Retail Market Developments

Federal Update

President Bush has indicated that legislation addressing the energy security needs of America deserves prompt consideration. He has appointed Vice President Cheney to head an interagency-task force to recommend a course of action. In May 2001, the Vice President and the National Energy Policy Development Group released the National Energy Policy (Policy). Among other things, the Policy recommends increased conservation of energy and calls for the increase of supplies of electricity, oil, and natural gas consistent with environmentally sound principles. Many of these recommendations are being considered by Congress.

The President also recognized the need to balance the energy and environmental needs of the country and supported combining the multitude of environmental regulations facing electric utilities into one legislative package. The intent is to give the industry one clear set of environmental goals, along with an appropriate amount of time to meet necessary emission reductions, while providing environmental benefits to consumers. Cinergy has championed this approach within the industry, Congress and the Bush Administration and will strive to achieve an energy and environmental balance in any final legislative package.

Ohio

As discussed in the 2000 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provided for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. Two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. On July 25, 2001, the Ohio Supreme Court denied CG&E’s motion to dismiss. CG&E is unable to predict the outcome of this proceeding.

The August 31, 2000 order authorizes CG&E to transfer its generation assets to one or more non-regulated corporate subsidiary(ies). In addition to the regulatory approvals received from the PUCO, the IURC, and the KPSC, this transfer requires the approval of the FERC. As the transfer is contingent upon CG&E receiving FERC approval and various third party consents, the timing and receipt of which are unknown, the completion date of the transfer of generation assets to non-regulated subsidiary(ies) is uncertain.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO)

As discussed in the 2000 Form 10-K, in the fall of 2000 three transmission owners (Departing Companies) announced their intent to leave the Midwest ISO and join the proposed Alliance Regional Transmission Organization (Alliance) by the end of 2001. On December 13, 2000, six additional transmission owners, including Cinergy, announced a plan for conditional withdrawal from the Midwest ISO if the Departing Companies left the organization.

On January 24, 2001, the FERC issued an order providing 30 days of confidential settlement talks between the Alliance and the Midwest ISO and its stakeholders, in an effort to resolve issues related to such withdrawals. Cinergy actively participated in the settlement process. On February 23, 2001, the settlement judge reported to the FERC that settlement talks produced a unanimous comprehensive settlement between all related parties. The settlement includes three major components:

  a commitment by the Midwest ISO and the Alliance to establish compatible/common operating practices and protocols to promote a seamless market within the Midwest;
  a commitment by the three Departing Companies to pay the Midwest ISO $60 million as their share of the Midwest ISO’s startup costs as well as other commercial considerations; and
  agreement upon a methodology to establish a single “within” rate for energy transactions that take place entirely within the Midwest ISO-Alliance Super Region, and a commitment by the Midwest ISO, Alliance, and PJM Interconnection, L.L.C. to establish a single “through and out” rate for transactions among the three regional transmission organizations.

The settlement, which was signed by Cinergy, was approved by the FERC on May 8, 2001. Under terms of the settlement, the Departing Companies will be permitted to leave the Midwest ISO, and the other transmission owner members of the Midwest ISO, including Cinergy, will remain as members of the Midwest ISO until at least December 31, 2002. Also, as part of the settlement, both organizations have committed to begin operations by the end of 2001.

On June 20, 2001, Cinergy and various other Indiana Midwest ISO transmission owners made a joint filing with the IURC seeking permission to transfer functional control of their transmission facilities to the Midwest ISO.

At a meeting of the FERC on July 10, 2001, a number of Regional Transmission Organization (RTO) related orders were approved, but in approving these orders the FERC suggested that they had an interest in limiting the number of RTO’s nationally. At the current time it is unclear if these suggestions will have any effect on the operations of the Midwest ISO.

Repeal of PUHCA

Early in 2001, S. 206, a bill to repeal the PUHCA, was introduced in the U.S. Senate (Senate). It was referred to the Senate Committee on Banking, Housing and Urban Affairs for action. Consequently, a hearing was held in the Subcommittee on Securities and Investment to identify support and opposition to this legislation. S. 206 was favorably reported out by a 19-1 vote by the full Senate Committee on Banking, Housing and Urban Affairs in April 2001. This legislation is now awaiting action by the full Senate. In addition, PUHCA repeal is part of Title VIII of S. 388, a bill introduced in the Senate that deals with a multitude of issues concerning national energy security. S. 388 is now pending before the Senate Committee on Energy and Natural Resources.

In March 2001, H.R. 1101, a bill to repeal the PUHCA, was introduced in the U.S. House of Representatives as a companion piece of legislation to S. 206. It has been referred to the House Committee on Energy and Commerce for action.

President Bush has identified the need for the repeal of the PUHCA as a priority of federal energy legislation. The Policy recommends PUHCA repeal as part of a broader restructuring of the electricity industry. We support the repeal of the PUHCA either as part of broader restructuring of the electricity industry or as separate legislation.

Significant Rate Developments

Purchased Power Tracker

As discussed in the 2000 Form 10-K, in May 1999, PSI filed a petition with the IURC seeking approval of a purchased power tracking mechanism (Tracker). This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause.

In March 2001, the IURC held a hearing to review PSI’s 2000 purchases and rule on its associated request for recovery of costs. On May 16, 2001, the IURC issued an order approving the recovery of PSI’s summer 2000 purchased power costs ($18.5 million) via the Tracker (net of a mitigation credit and net of the displaced energy amount recovered through the fuel adjustment charge process).

A hearing was held before the IURC on February 15, 2001 to determine whether it was appropriate for PSI to continue the Tracker for future periods. On April 11, 2001, a favorable order was received extending the Tracker for two years, through the summer of 2002. PSI is authorized to recover 90% of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portions), with the remaining 10% deferred for subsequent recovery in PSI’s next general rate case (subject to a showing of prudence).

Termination of Operating Agreement

Upon consummation of the merger between CG&E and PSI Resources Inc. in 1994, an operating agreement entered into between CG&E, PSI, and Services was filed with and approved by the FERC. This agreement was established to provide for the coordinated planning and operation of the two regulated entities’ generation and transmission systems.

In October 2000, CG&E, PSI, and Services filed a notice of termination of the operating agreement with the FERC. The reason for the termination filing was that, with the introduction of deregulation in the State of Ohio, the companies no longer share the common characteristics that formed the basis for the operating agreement. On December 22, 2000, the FERC ruled that the companies have the contractual right to terminate the operating agreement. Additionally, the FERC established a termination effective date of May 22, 2001, and set a May 1, 2001, hearing date on the issue of the reasonableness of termination.

Certain parties appealed the FERC’s December 22, 2000 decision. On March 14, 2001, the IURC initiated an investigation proceeding into the termination of the operating agreement. On May 2, 2001, the parties to the FERC proceeding reached a settlement resolving termination issues and certain compensation and damage issues. This settlement, which was approved by the FERC on June 13, 2001, delayed the termination of the existing operating agreement until a new successor agreement has been allowed to become effective by the FERC. The settlement also provided that the parties would engage in negotiations concerning the terms and conditions of a successor agreement(s).

On August 9, 2001, the parties to both the IURC investigation proceeding and the previous FERC proceeding entered into two complementary settlement agreements. Both agreements addressed, among other things, the terms and conditions of a proposed new joint generation operating agreement and a proposed new joint transmission operating agreement. The IURC settlement agreement was approved by the IURC on September 11, 2001. Both the IURC and the FERC settlement agreements are conditioned upon FERC acceptance of the proposed successor agreements. Cinergy filed the successor agreements with the FERC on October 29, 2001. At this time, we cannot predict the outcome of the FERC proceedings regarding the proposed successor agreements.

PSI Fuel Adjustment Charge

As discussed in the 2000 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to IURC approval under a fuel recovery mechanism. On June 6, 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision. On August 24, 2001, the IURC indicated that it will reconsider its decision. PSI believes it has strong legal and factual arguments in its favor and that it will ultimately be permitted to recover these costs. However, PSI cannot definitively predict the ultimate outcome of this matter.

PSI recently filed a petition with the IURC requesting authority to recover $16 million in under billed fuel costs incurred from March 2001 through May 2001. The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under billed fuel costs. A hearing is scheduled for April 2002.

Construction Work in Process (CWIP) Ratemaking Treatment for Nitrogen Oxide (NOX) Equipment.

During the third quarter of 2001, PSI filed an application requesting CWIP ratemaking treatment for costs related to NOX equipment currently being installed at certain PSI generation facilities. CWIP ratemaking treatment allows for the recovery of carrying costs on the equipment during the construction period. PSI will file its case-in-chief during the fourth quarter of 2001. A hearing is scheduled for the first quarter of 2002. At this time, we cannot predict the outcome of the hearing.

Market Risk Sensitive Instruments and Positions

We market and trade electricity, natural gas, and other energy-related products. We use over-the-counter forward and option contracts for the purchase and sale of electricity and also trade exchange-traded futures contracts.

As stated in our 2000 Form 10-K, in 2000 the Western U.S., primarily California, began experiencing unprecedented price levels and volatility for wholesale electricity. Because of the nature of deregulation in California, California’s two largest utilities accumulated significant unpaid obligations. One of these utilities declared bankruptcy in the second quarter of 2001 and the other has been working with the state to finance its unpaid obligations. We continue to maintain a balanced Western U.S. portfolio and have no unrealized gain positions directly with these utilities. A portion of our Energy risk management assets and Energy risk management liabilities are with counterparties in the Western U.S. However, prices have dropped significantly in the second and third quarters of 2001. As a result of these price decreases and a declining level of outstanding contracts, our potential exposure in the Western U.S. has diminished.

Our natural gas trading volumes have increased substantially during 2001. Because of this volume change and the increasing volatility of gas prices, our risk exposure to these markets has increased. However, we continue to employ value-at-risk analysis and other methodologies to mitigate our risks in all trading operations, including natural gas trading.

From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations.

Our net exposure to changes in interest rates primarily consists of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the exposure to fluctuations in interest rates and to lower funding costs, we evaluate the use of, and have entered into, interest rate swaps.

See Notes 1(b) and (c) of the “Notes to Financial Statements” in “Part I. Financial Information” for our accounting policies for certain derivative instruments. Our market risks have not changed materially from the market risks reported in the 2000 Form 10-K.

Gas Industry

ULH&P Gas Rate Case

On May 4, 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services by approximately $7 million annually, or 8% overall. A hearing in this matter is scheduled to begin November 28, 2001. We expect that any rate change as a result of this filing will be effective in the first quarter of 2002. Simultaneously, ULH&P requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $112 million over the next ten years.

CG&E Gas Rate Case

On July 31, 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution services by approximately $26 million or 5% overall. We expect that any rate change as a result of this filing will be effective in the second quarter of 2002. Simultaneously, CG&E requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $716 million over the next ten years.

Gas Customer Choice

In January 2000, Investments sold Cinergy Resources, Inc. (CRI), a former subsidiary, to Licking Rural Electrification, Inc. doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E, and CRI were named as defendants in three class actions lawsuits. These lawsuits are in connection with Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. On March 30, 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and CRI. This lawsuit concerns any obligations or liability Investments may have to Energy Cooperative following its sale of CRI. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

Gas Prices

As the result of the market price of natural gas increasing significantly in 2000, CG&E’s and ULH&P’s gas supply costs increased. These costs are passed directly through to the customer dollar-for-dollar under the gas cost recovery mechanisms that are applicable in Ohio and Kentucky. In January 2001, the KPSC ordered all gas distribution companies in Kentucky, including ULH&P, to begin filing and revising their gas cost recovery rate every month until further notice. During 2001, CG&E and ULH&P have lowered their rates in accordance with the downward trending gas prices and on July 17, 2001 the KPSC terminated the monthly filing requirement.

On May 14, 2001, ULH&P filed an application with the KPSC requesting approval of a gas procurement-hedging program designed to mitigate gas price volatility. On July 16, 2001, the KPSC approved the pilot program for the 2001-2002 heating season, subject to certain restrictions.

Accounting Changes

  Business Combinations and Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Goodwill will be initially assessed for impairment shortly after adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under current accounting standards. This test must be applied at the “reporting unit” level, which will be defined within Cinergy, after further review, and will be a level no broader than the current business segments discussed in Note 5. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We began applying Statement 141 in the third quarter of 2001 and we will adopt Statement 142 in the first quarter of 2002. Until we adopt Statement 142, goodwill will continue to be amortized. We do not believe that the discontinuance of amortization of goodwill will be material to our 2002 results of operations. We are analyzing the impact of the initial impairment test, and are unable to predict, at this time, whether the implementation of these accounting standards will be material to our financial position or results of operations.

  Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time such obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment (PP&E). Subsequent to the initial recognition, the liability will be adjusted for revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to PP&E), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any PP&E increases. We will adopt Statement 143 in the first quarter of 2003. We are beginning to analyze the impact of this statement, but, at this time, we are unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operation.

  Derivatives

During 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (Statement 133). This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments which are not exempt under certain provisions of Statement 133 as assets or liabilities, measured at fair value (i.e., marked-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation were not material.

Our adoption did not reflect the potential impact of applying mark-to-market accounting to selected options and capacity contracts. We had not historically marked these instruments to market because they are intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued final guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While much of the criteria this guidance requires is consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material.

In October 2001, the FASB staff posted revised guidance on the normal purchases and sales exemption for these contracts. This revised guidance will change the applicability of this exemption for certain of our contracts and will be adopted during the first quarter of 2002. Based on a review of existing contracts, we do not believe this revised guidance will have a material impact to our financial position or results of operations upon adoption. However, given our activity in energy trading, it could increase volatility in future results. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity (an option component). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. Cinergy has certain contracts that contain optionality, primarily fuel supply contracts, for which the accounting may be impacted by this new guidance. We will adopt this guidance in the second quarter of 2002, consistent with the transition provisions. We have begun analyzing contracts to determine the applicability of this guidance and to determine the interaction between this guidance and Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. However, at this time, we are unable to predict whether the implementation of this accounting standard will be material to our results of operations or financial position.

Return to TOC

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments and Positions” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part I. Financial Information” and Notes 1(b) and (c) and Note 8 of the “Notes to Financial Statements” in “Part I. Financial Information.”

Return to TOC

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NEW SOURCE REVIEW AND NOTICES OF VIOLATION

See Notes 4(b), (c), and (d) of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of the lawsuit and notices of violation filed by the United States Environmental Protection Agency (EPA) against Cinergy, CG&E, and PSI.

MANUFACTURED GAS PLANT SITES

See Notes 4(e) of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of manufactured gas plant sites as they relate to our operating companies.

M METALS SUPERFUND SITE

On July 6, 2000, the EPA identified PSI and Indianapolis Power and Light Company (IPL) as Potentially Responsible Parties for the release of hazardous substances at the M Metals Superfund Site (Site) located in Indianapolis, Indiana. The EPA advised that it had taken response actions relating to the Site and had incurred costs of approximately $500,000. The EPA has demanded reimbursement of these costs incurred related to the Site and has encouraged PSI and IPL to work out an allocation between themselves for the payment of the costs. On April 19, 2001, PSI reached an agreement in principle with the EPA. On September 25, 2001, PSI and the EPA signed an Agreement for Recovery of Past Response Costs (The Agreement), which call for PSI to compensate the EPA $100,000 for costs incurred by the EPA in cleaning up the M Metals site. The Agreement is subject to the EPA’s 30-day comment period, which will expire on November 28, 2001. Assuming no adverse comments, PSI will tender payment to the EPA shortly thereafter, and the matter will be considered closed at that time.

GAS CUSTOMER CHOICE

See Note 4(f) of the "Notes to Financial Statements" in "Part I. Financial Information" for discussion of customer choice litigation.

Return to TOC

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The documents listed below are being filed or have previously been filed on behalf of Cinergy Corp., CG&E, PSI, and ULH&P and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

---------------------------------------------------------------------------------------
  Exhibit                                                              Previously Filed
 Designation      Registrant             Nature of Exhibit              as Exhibit to:
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Instruments defining
the rights of holders,
including Indentures
---------------------------------------------------------------------------------------
                               Indenture between Cinergy Corp. and Fifth
                               Third Bank, as Trustee, dated September 12,
       4a       Cinergy Corp.  2001.
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                               First Supplemental Indenture between Cinergy
                               Corp. and Fifth Third Bank, as Trustee,
       4b       Cinergy Corp.  dated September 12, 2001.
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                               Loan agreement between Ohio Air Quality
                               Development Authority and CG&E dated
       4c       CG&E           August 1, 2001.
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

        (b) No reports on Form 8-K were filed during the quarter.

Return to TOC

SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy Corp., CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

                                          CINERGY CORP.
                            The Cincinnati Gas & Electric Company
                                        PSI Energy, Inc.
                             The Union Light, Heat and Power Company
                                           Registrants

Date:  November 13, 2001       /s/       Bernard F. Roberts
                               -------------------------------------
                                       Bernard F. Roberts
                                     Duly Authorized Officer
                                               and
                                    Chief Accounting Officer
Return to TOC