Form 10-Q
period 2002-09-30
UNION LIGHT HEAT & POWER CO; CINERGY CORP; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2002-11-13
CIK 100858, 899652, 81020, 20290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

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

        As of October 31, 2002, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares
Cinergy Corp.	Par value $.01 per share	168,326,377
The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086
PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701
The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number		Page Number
PART I FINANCIAL INFORMATION
1	Financial Statements
	Cinergy Corp.	1
	Consolidated Statements of Income	2
	Consolidated Balance Sheets	3
	Consolidated Statements of Changes in Common Stock Equity	5
	Consolidated Statements of Cash Flows	7
	The Cincinnati Gas & Electric Company
	Consolidated Statements of Income and Comprehensive Income	9
	Consolidated Balance Sheets	10
	Consolidated Statements of Cash Flows	12
	PSI Energy, Inc.
	Consolidated Statements of Income and Comprehensive Income	14
	Consolidated Balance Sheets	15
	Consolidated Statements of Cash Flows	17
	The Union Light, Heat and Power Company
	Statements of Income	19
	Balance Sheets	20
	Statements of Cash Flows	22
	Notes to Financial Statements	23
	Cautionary Statements Regarding Forward-Looking Information	48
2	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Introduction	50
	Organization	50
	Liquidity and Capital Resources	51
	2002 Quarterly Results of Operations—Historical	57
	2002 Year to Date Results of Operations—Historical	61
	Results of Operations—Future	66
3	Quantitative and Qualitative Disclosures About Market Risk	80
4	Controls and Procedures	80
PART II OTHER INFORMATION
1	Legal Proceedings	80
6	Exhibits and Reports on Form 8-K	81
	Signatures	82
	Certifications	83

i

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended September 30		Year to Date September 30
	2002	2001	2002	2001
	(in thousands, except per share amounts) (unaudited)
Operating Revenues (Note 1(d))
Electric	$2,554,687	$2,539,365	$5,178,481	$6,838,286
Gas	1,281,411	786,345	3,301,625	3,836,946
Other	49,890	21,604	89,668	61,722

Total Operating Revenues	3,885,988	3,347,314	8,569,774	10,736,954
Operating Expenses
Fuel and purchased and exchanged power (Note 1(d))	1,871,365	1,888,694	3,357,585	5,131,209
Gas purchased (Note 1(d))	1,243,507	761,325	3,142,899	3,667,603
Operation and maintenance	365,373	265,518	973,165	782,073
Depreciation	103,565	97,109	303,996	277,876
Taxes other than income taxes	64,890	59,325	201,559	175,826

Total Operating Expenses	3,648,700	3,071,971	7,979,204	10,034,587
Operating Income	237,288	275,343	590,570	702,367
Equity in Earnings (Losses) of Unconsolidated Subsidiaries	3,248	(4,333)	7,956	(3,500)
Miscellaneous—Net	5,035	5,366	888	13,845
Interest	63,543	68,762	186,414	200,379
Preferred Dividend Requirement of Subsidiary Trust	5,966	—	17,847	—
Income Before Taxes	176,062	207,614	395,153	512,333
Income Taxes	44,635	78,284	121,299	178,073
Preferred Dividend Requirements of Subsidiaries	859	859	2,575	2,575

Net Income	$130,568	$128,471	$271,279	$331,685

Average Common Shares Outstanding	167,967	159,097	166,544	159,049
Earnings Per Common Share (Note 10)
Net Income	$0.78	$0.81	$1.63	$2.08
Earnings Per Common Share—Assuming Dilution (Note 10)
Net Income	$0.77	$0.80	$1.61	$2.06
Dividends Declared Per Common Share	$0.45	$0.45	$1.35	$1.35

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$119,267	$111,067
Restricted deposits	142,120	8,055
Notes receivable (Note 5)	78,946	31,173
Accounts receivable less accumulated provision for doubtful accounts of $17,943 at September 30, 2002, and $35,580 at December 31, 2001 (Note 5)	1,459,804	1,123,214
Materials, supplies, and fuel—at average cost	308,438	240,812
Energy risk management current assets (Note 1(c))	363,132	449,397
Prepayments and other	133,505	110,311

Total Current Assets	2,605,212	2,074,029
Property, Plant, and Equipment—at Cost
Utility plant in service	8,547,851	8,089,961
Construction work in progress	366,099	464,560

Total Utility Plant	8,913,950	8,554,521
Non-regulated property, plant, and equipment	4,702,486	4,527,994
Accumulated depreciation	5,087,644	4,845,620

Net Property, Plant, and Equipment	8,528,792	8,236,895
Other Assets
Regulatory assets	1,049,266	1,015,863
Investments in unconsolidated subsidiaries	383,942	339,059
Energy risk management non-current assets (Note 1(c))	161,995	134,445
Other investments	167,615	164,155
Goodwill	55,163	53,587
Other intangible assets	21,024	22,250
Other	232,531	259,530

Total Other Assets	2,071,536	1,988,889
Total Assets	$13,205,540	$12,299,813

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,448,647	$1,029,173
Accrued taxes	107,000	195,976
Accrued interest	43,076	56,216
Notes payable and other short-term obligations (Note 4)	714,125	1,155,786
Long-term debt due within one year (Note 4)	22,387	148,431
Energy risk management current liabilities (Note 1(c))	316,179	429,794
Other	108,768	127,375

Total Current Liabilities	2,760,182	3,142,751
Non-Current Liabilities
Long-term debt (Note 3)	4,248,961	3,596,730
Deferred income taxes	1,531,030	1,301,407
Unamortized investment tax credits	120,416	127,385
Accrued pension and other postretirement benefit costs	488,276	438,962
Energy risk management non-current liabilities (Note 1(c))	115,212	135,619
Other	315,918	246,340

Total Non-Current Liabilities	6,819,813	5,846,443
Total Liabilities	9,579,995	8,989,194
Preferred Trust Securities
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company	307,752	306,327
Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,828	62,833
Common Stock Equity (Note 2)
Common stock—$.01 par value; authorized shares—600,000,000; outstanding shares—168,267,726 at September 30, 2002, and 159,402,839 at December 31, 2001	1,683	1,594
Paid-in capital	1,889,119	1,619,659
Retained earnings	1,385,887	1,337,135
Accumulated other comprehensive income (loss)	(21,724)	(16,929)

Total Common Stock Equity	3,254,965	2,941,459
Commitments and Contingencies (Note 7)
Total Liabilities and Shareholders' Equity	$13,205,540	$12,299,813

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands) (unaudited)
Quarter Ended September 30, 2002
Balance at July 1, 2002	$1,675	$1,861,689	$1,330,780	$(4,787)	$3,189,357
Comprehensive income:
Net income			130,568		130,568
Other comprehensive income (loss), net of tax effect of $12,501
Foreign currency translation adjustment (Note 1(g))				4,810	4,810
Unrealized gain (loss) on investment trusts				(3,003)	(3,003)
Cash flow hedges (Note 1(b))				(18,744)	(18,744)

Total comprehensive income					113,631
Issuance of 781,597 shares of common stock—net	8	22,888			22,896
Dividends on common stock ($.45 per share)			(75,469)		(75,469)
Other		4,542	8		4,550

Ending balance at September 30, 2002	$1,683	$1,889,119	$1,385,887	$(21,724)	$3,254,965

Quarter Ended September 30, 2001
Balance at July 1, 2001	$1,591	$1,623,458	$1,240,761	$(16,927)	$2,848,883
Comprehensive income:
Net income			128,471		128,471
Other comprehensive income (loss), net of tax effect of ($854)
Foreign currency translation adjustment (Note 1(g))				7,664	7,664
Unrealized gain (loss) on investment trusts				(1,191)	(1,191)
Minimum pension liability adjustment				(4)	(4)
Cash flow hedges (Note 1(b))				(4,085)	(4,085)

Total comprehensive income					130,855
Issuance of 11,105 shares of common stock—net		587			587
Treasury shares reissued		(190)			(190)
Dividends on common stock ($.45 per share)			(71,593)		(71,593)
Other		1,488	9		1,497

Ending balance at September 30, 2001	$1,591	$1,625,343	$1,297,648	$(14,543)	$2,910,039

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Continued)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands) (unaudited)
Nine Months Ended September 30, 2002
Balance at January 1, 2002	$1,594	$1,619,659	$1,337,135	$(16,929)	$2,941,459
Comprehensive income:
Net income			271,279		271,279
Other comprehensive income (loss), net of tax effect of $7,879
Foreign currency translation adjustment (Note 1(g))				20,123	20,123
Unrealized gain (loss) on investment trusts				(4,637)	(4,637)
Minimum pension liability adjustment				136	136
Cash flow hedges (Note 1(b))				(20,417)	(20,417)

Total comprehensive income					266,484
Issuance of 8,864,887 shares of common stock—net	89	258,300			258,389
Dividends on common stock ($1.35 per share)			(222,551)		(222,551)
Other		11,160	24		11,184

Ending balance at September 30, 2002	$1,683	$1,889,119	$1,385,887	$(21,724)	$3,254,965

Nine Months Ended September 30, 2001
Balance at January 1, 2001	$1,590	$1,619,153	$1,179,113	$(10,895)	$2,788,961
Comprehensive income:
Net income			331,685		331,685
Other comprehensive income (loss), net of tax effect of $490
Foreign currency translation adjustment (Note 1(g))				4,959	4,959
Unrealized gain (loss) on investment trusts				(1,334)	(1,334)
Cumulative effect of change in accounting principle				(2,500)	(2,500)
Minimum pension liability adjustment				64	64
Cash flow hedges (Note 1(b))				(4,837)	(4,837)

Total comprehensive income					328,037
Issuance of 131,497 shares of common stock—net	1	4,278			4,279
Treasury shares purchased		(10,015)			(10,015)
Treasury shares reissued		5,810			5,810
Dividends on common stock ($1.35 per share)			(214,689)		(214,689)
Other		6,117	1,539		7,656

Ending balance at September 30, 2001	$1,591	$1,625,343	$1,297,648	$(14,543)	$2,910,039

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2002	2001
	(dollars in thousands) (unaudited)
Operating Activities
Net income	$271,279	$331,685
Items providing or (using) cash currently:
Depreciation	303,996	277,876
Change in net position of energy risk management activities	(61,838)	(79,070)
Deferred income taxes and investment tax credits—net	169,377	40,716
Equity in earnings of unconsolidated subsidiaries	(7,956)	3,500
Allowance for equity funds used during construction	(8,802)	(5,163)
Regulatory assets deferrals	(69,923)	(99,985)
Regulatory assets amortization	93,163	93,978
Accrued pension and other postretirement benefit costs	49,314	26,237
Changes in current assets and current liabilities:
Restricted deposits	(2,465)	(4,281)
Accounts and notes receivable	(339,704)	(114,127)
Materials, supplies, and fuel	(71,276)	(68,785)
Prepayments	(31,247)	(65,604)
Accounts payable	429,778	108,518
Accrued taxes and interest	(102,116)	51,475
Other items—net	51,291	20,259

Net cash provided by (used in) operating activities	672,871	517,229
Financing Activities
Change in short-term debt	(441,661)	82,313
Issuance of long-term debt	649,020	870,661
Redemption of long-term debt	(134,640)	(42,403)
Funds on deposit from issuance of debt securities	(131,600)	—
Retirement of preferred stock of subsidiaries	(3)	(1)
Issuance of common stock	258,389	4,279
Dividends on common stock	(222,551)	(214,689)

Net cash provided by (used in) financing activities	(23,046)	700,160
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(593,682)	(587,428)
Acquisitions and other investments	(47,943)	(575,234)

Net cash provided by (used in) investing activities	(641,625)	(1,162,662)
Net increase (decrease) in cash and cash equivalents	8,200	54,727
Cash and cash equivalents at beginning of period	111,067	93,054

Cash and cash equivalents at end of period	$119,267	$147,781
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$207,659	$186,059
Income taxes	$30,900	$84,860

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended September 30		Year to Date September 30
	2002	2001	2002	2001
	(dollars in thousands) (unaudited)
Operating Revenues (Note 1(d))
Electric	$1,747,379	$1,275,979	$3,249,715	$3,420,928
Gas	41,452	53,217	277,069	457,717

Total Operating Revenues	1,788,831	1,329,196	3,526,784	3,878,645
Operating Expenses
Fuel and purchased and exchanged power (Note 1(d))	1,391,221	930,433	2,300,565	2,521,137
Gas purchased	12,594	24,729	145,033	314,575
Operation and maintenance	150,247	117,067	394,443	349,462
Depreciation	49,005	47,135	146,057	139,398
Taxes other than income taxes	50,304	43,617	149,509	135,585

Total Operating Expenses	1,653,371	1,162,981	3,135,607	3,460,157
Operating Income	135,460	166,215	391,177	418,488
Miscellaneous—Net	4,140	336	4,002	(1,396)
Interest	23,746	25,353	68,375	79,236
Income Before Taxes	115,854	141,198	326,804	337,856
Income Taxes	44,085	51,808	124,780	117,490

Net Income	$71,769	$89,390	$202,024	$220,366
Preferred Dividend Requirement	211	211	634	634

Net Income Applicable to Common Stock	$71,558	$89,179	$201,390	$219,732

Net Income	$71,769	$89,390	$202,024	$220,366
Other Comprehensive Income (Loss), Net of Tax Effect	(17,588)	(4,608)	(19,673)	(7,268)

Comprehensive Income	$54,181	$84,782	$182,351	$213,098

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,526	$9,074
Restricted deposits	88,305	3,540
Notes receivable from affiliated companies (Note 5)	51,772	—
Accounts receivable less accumulated provision for doubtful accounts of $6,005 at September 30, 2002, and $25,874 at December 31, 2001 (Note 5)	536,406	332,970
Accounts receivable from affiliated companies	2,012	12,112
Materials, supplies, and fuel—at average cost	131,543	138,119
Energy risk management current assets (Note 1(c))	35,583	44,360
Prepayments and other	25,140	13,087

Total Current Assets	879,287	553,262
Property, Plant, and Equipment—at Cost
Utility plant in service
Electric	2,067,341	2,000,595
Gas	960,992	926,381
Common	242,205	253,978

Total Utility Plant In Service	3,270,538	3,180,954
Construction work in progress	99,475	96,247

Total Utility Plant	3,370,013	3,277,201
Non-regulated property, plant, and equipment	3,407,761	3,314,285
Accumulated depreciation	2,678,476	2,555,639

Net Property, Plant, and Equipment	4,099,298	4,035,847
Other Assets
Regulatory assets	597,001	592,491
Energy risk management non-current assets (Note 1(c))	61,796	48,982
Other investments	983	1,080
Other	118,617	128,082

Total Other Assets	778,397	770,635
Total Assets	$5,756,982	$5,359,744

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$531,770	$352,450
Accounts payable to affiliated companies	65,802	30,419
Accrued taxes	111,549	116,616
Accrued interest	14,336	16,570
Notes payable and other short-term obligations (Note 4)	196,100	196,100
Notes payable to affiliated companies (Note 4)	2,915	444,801
Long-term debt due within one year (Note 4)	—	100,000
Energy risk management current liabilities (Note 1(c))	19,757	23,341
Other	37,662	33,217

Total Current Liabilities	979,891	1,313,514
Non-Current Liabilities
Long-term debt (Note 3)	1,689,389	1,105,333
Deferred income taxes	865,925	779,295
Unamortized investment tax credits	86,709	91,246
Accrued pension and other postretirement benefit costs	172,459	165,326
Energy risk management non-current liabilities (Note 1(c))	23,063	41,773
Other	138,966	105,681

Total Non-Current Liabilities	2,976,511	2,288,654
Total Liabilities	3,956,402	3,602,168
Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,486
Common Stock Equity
Common stock—$8.50 par value; authorized shares—120,000,000; outstanding shares—89,663,086 at September 30, 2002, and December 31, 2001	762,136	762,136
Paid-in capital	571,926	571,926
Retained earnings	471,384	408,706
Accumulated other comprehensive income (loss)	(25,351)	(5,678)

Total Common Stock Equity	1,780,095	1,737,090
Commitments and Contingencies (Note 7)
Total Liabilities and Shareholder's Equity	$5,756,982	$5,359,744

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2002	2001
	(dollars in thousands) (unaudited)
Operating Activities
Net income	$202,024	$220,366
Items providing or (using) cash currently:
Depreciation	146,057	139,398
Deferred income taxes and investment tax credits—net	95,730	18,788
Change in net position of energy risk management activities	(19,560)	(22,587)
Allowance for equity funds used during construction	261	(1,526)
Regulatory assets deferrals	(45,007)	(81,869)
Regulatory assets amortization	38,024	46,346
Accrued pension and other postretirement benefit costs	7,133	537
Changes in current assets and current liabilities:
Restricted deposits	(765)	(3,859)
Accounts and notes receivable	(199,985)	(112,724)
Materials, supplies, and fuel	6,576	(36,473)
Prepayments	(14,830)	9,250
Accounts payable	214,900	125,173
Accrued taxes and interest	(7,301)	27,658
Other items—net	(5,759)	(16,137)

Net cash provided by (used in) operating activities	417,498	312,341
Financing Activities
Change in short-term debt, including net affiliate notes	(451,627)	138,531
Issuance of long-term debt	580,570	—
Redemption of long-term debt	(100,000)	—
Funds on deposit from issuance of debt securities	(84,000)	—
Retirement of preferred stock	(1)	—
Dividends on preferred stock	(634)	(634)
Dividends on common stock	(138,712)	(214,674)

Net cash provided by (used in) financing activities	(194,404)	(76,777)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(223,740)	(234,492)
Other Investments	98	265

Net cash provided by (used in) investing activities	(223,642)	(234,227)
Net increase (decrease) in cash and cash equivalents	(548)	1,337
Cash and cash equivalents at beginning of period	9,074	20,637

Cash and cash equivalents at end of period	$8,526	$21,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$68,749	$67,464
Income taxes	$16,121	$55,520

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended September 30		Year to Date September 30
	2002	2001	2002	2001
	(dollars in thousands) (unaudited)
Operating Revenues (Note 1(d))
Electric	$776,837	$1,266,683	$1,874,109	$3,380,809
Operating Expenses
Fuel and purchased and exchanged power (Note 1(d))	474,748	998,561	1,078,596	2,668,729
Operation and maintenance	128,931	105,844	386,559	301,984
Depreciation	39,826	37,492	115,954	111,487
Taxes other than income taxes	13,446	15,000	46,992	37,535

Total Operating Expenses	656,951	1,156,897	1,628,101	3,119,735
Operating Income	119,886	109,786	246,008	261,074
Miscellaneous—Net	4,434	3,837	14,155	9,397
Interest	18,782	21,580	55,862	60,117
Income Before Taxes	105,538	92,043	204,301	210,354
Income Taxes	37,895	35,589	68,861	78,251

Net Income	$67,643	$56,454	$135,440	$132,103
Preferred Dividend Requirement	648	648	1,941	1,941

Net Income Applicable to Common Stock	$66,995	$55,806	$133,499	$130,162
Net Income	$67,643	$56,454	$135,440	$132,103
Other Comprehensive Income (Loss), Net of Tax Effect	(2,716)	(965)	(3,684)	(1,092)

Comprehensive Income	$64,927	$55,489	$131,756	$131,011

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,724	$1,587
Restricted deposits	48,153	519
Notes receivable from affiliated companies (Note 5)	33,685	444,801
Accounts receivable less accumulated provision for doubtful accounts of $5,788 at September 30, 2002, and $6,773 at December 31, 2001 (Note 5)	68,982	336,994
Accounts receivable from affiliated companies	47,015	10,470
Materials, supplies, and fuel—at average cost	122,904	87,661
Energy risk management current assets (Note 1(c))	13,063	28,201
Prepayments and other	39,932	41,041

Total Current Assets	379,458	951,274
Property, Plant, and Equipment—at Cost
Utility plant in service	5,277,313	4,909,007
Construction work in progress	266,624	368,313

Total Utility Plant	5,543,937	5,277,320
Accumulated depreciation	2,297,678	2,216,908

Net Property, Plant, and Equipment	3,246,259	3,060,412
Other Assets
Regulatory assets	452,265	423,372
Energy risk management non-current assets (Note 1(c))	17,832	30,164
Other investments	55,573	57,633
Other	24,919	47,927

Total Other Assets	550,589	559,096
Total Assets	$4,176,306	$4,570,782

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$161,568	$312,707
Accounts payable to affiliated companies	30,710	27,370
Accrued taxes	110,977	102,317
Accrued interest	15,975	23,760
Notes payable and other short-term obligations (Note 4)	82,600	148,600
Notes payable to affiliated companies (Note 4)	80,749	422,263
Long-term debt due within one year (Note 4)	979	23,000
Energy risk management current liabilities (Note 1(c))	11,634	23,185
Other	37,741	41,695

Total Current Liabilities	532,933	1,124,897
Non-Current Liabilities
Long-term debt (Note 3)	1,371,916	1,325,089
Deferred income taxes	595,007	486,694
Unamortized investment tax credits	33,707	36,139
Accrued pension and other postretirement benefit costs	159,771	154,799
Energy risk management non-current liabilities (Note 1(c))	18,026	41,773
Other	80,750	63,557

Total Non-Current Liabilities	2,259,177	2,108,051
Total Liabilities	2,792,110	3,232,948
Cumulative Preferred Stock
Not subject to mandatory redemption	42,343	42,347
Common Stock Equity
Common stock—without par value; $.01 stated value; authorized shares—60,000,000; outstanding shares—53,913,701 at September 30, 2002, and December 31, 2001	539	539
Paid-in capital	416,412	416,414
Retained earnings	930,181	880,129
Accumulated other comprehensive income (loss)	(5,279)	(1,595)

Total Common Stock Equity	1,341,853	1,295,487
Commitments and Contingencies (Note 7)
Total Liabilities and Shareholder's Equity	$4,176,306	$4,570,782

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2002	2001
	(dollars in thousands) (unaudited)
Operating Activities
Net income	$135,440	$132,103
Items providing or (using) cash currently:
Depreciation	115,954	111,487
Deferred income taxes and investment tax credits—net	46,376	25,100
Change in net position of energy risk management activities	8,443	(22,586)
Allowance for equity funds used during construction	(9,063)	(3,637)
Regulatory assets deferrals	(24,916)	(18,116)
Regulatory assets amortization	55,139	47,632
Accrued pension and other postretirement benefit costs	4,972	8,229
Changes in current assets and current liabilities:
Restricted deposits	(34)	(679)
Accounts and notes receivable	222,369	(250,537)
Materials, supplies, and fuel	(35,243)	(30,059)
Prepayments	(3,857)	(1,733)
Accounts payable	(147,681)	204,634
Accrued taxes and interest	875	24,177
Other items—net	(3,826)	(17,117)

Net cash provided by (used in) operating activities	364,948	208,898
Financing Activities
Change in short-term debt, including net affiliate notes	37,287	(182,980)
Issuance of long-term debt	47,600	322,471
Redemption of long-term debt	(23,000)	(19,825)
Funds on deposit from issuance of debt securities	(47,600)	—
Retirement of preferred stock	(2)	(1)
Dividends on preferred stock	(1,940)	(1,941)
Dividends on common stock	(83,448)	—

Net cash provided by (used in) financing activities	(71,103)	117,724
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(286,610)	(289,916)
Other investments	(3,098)	(6,982)

Net cash provided by (used in) investing activities	(289,708)	(296,898)
Net increase (decrease) in cash and cash equivalents	4,137	29,724
Cash and cash equivalents at beginning of period	1,587	1,311

Cash and cash equivalents at end of period	$5,724	$31,035

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$75,807	$69,180
Income taxes	$13,590	$40,452

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF INCOME

	Quarter Ended September 30		Year to Date September 30
	2002	2001	2002	2001
	(dollars in thousands) (unaudited)
Operating Revenues
Electric	$68,353	$63,899	$175,346	$180,761
Gas	7,364	10,008	53,584	82,778

Total Operating Revenues	75,717	73,907	228,930	263,539
Operating Expenses
Electricity purchased from parent company for resale	48,445	48,230	123,091	119,597
Gas purchased	2,732	4,802	30,932	56,038
Operation and maintenance	14,819	10,781	38,199	28,982
Depreciation	4,277	4,285	13,009	12,689
Taxes other than income taxes	1,167	1,126	3,535	3,388

Total Operating Expenses	71,440	69,224	208,766	220,694
Operating Income	4,277	4,683	20,164	42,845
Miscellaneous—Net	1,690	(87)	(2,516)	(700)
Interest	1,431	1,496	4,388	4,739
Income Before Taxes	4,536	3,100	13,260	37,406
Income Taxes	1,302	1,112	4,150	10,552

Net Income	$3,234	$1,988	$9,110	$26,854

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,792	$4,099
Notes receivable from affiliate companies (Note 5)	6,303	—
Accounts receivable less accumulated provision for doubtful accounts of $56 at September 30, 2002, and $1,196 at December 31, 2001 (Note 5)	847	16,785
Accounts receivable from affiliated companies	416	2,401
Materials, supplies, and fuel—at average cost	12,506	10,835
Prepayments and other	474	300

Total Current Assets	24,338	34,420
Property, Plant, and Equipment—at Cost
Utility plant in service
Electric	256,139	248,223
Gas	204,459	197,301
Common	30,482	50,289

Total Utility Plant In Service	491,080	495,813
Construction work in progress	18,595	11,004

Total Utility Plant	509,675	506,817
Accumulated depreciation	186,232	178,567

Net Property, Plant, and Equipment	323,443	328,250
Other Assets
Regulatory assets	4,582	7,838
Other investments	73	2
Other	16,514	6,580

Total Other Assets	21,169	14,420
Total Assets	$368,950	$377,090

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

	September 30 2002	December 31 2001
	(dollars in thousands) (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$4,547	$7,960
Accounts payable to affiliated companies	17,950	16,156
Accrued taxes	9,267	7,051
Accrued interest	621	643
Notes payable to affiliated companies (Note 4)	1,851	26,432
Other	6,014	5,322

Total Current Liabilities	40,250	63,564
Non-Current Liabilities
Long-term debt	74,645	74,621
Deferred income taxes	29,924	28,323
Unamortized investment tax credits	3,205	3,411
Accrued pension and other postretirement benefit costs	14,615	13,198
Amounts due to customers—income taxes	7,148	7,148
Other	20,525	14,622

Total Non-Current Liabilities	150,062	141,323
Total Liabilities	190,312	204,887
Common Stock Equity
Common stock—$15.00 par value; authorized shares—1,000,000; outstanding shares—585,333 at September 30, 2002, and December 31, 2001	8,780	8,780
Paid-in capital	21,111	21,111
Retained earnings	148,755	142,320
Accumulated other comprehensive income (loss)	(8)	(8)

Total Common Stock Equity	178,638	172,203
Commitments and Contingencies (Note 7)
Total Liabilities and Shareholder's Equity	$368,950	$377,090

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2002	2001
	(dollars in thousands) (unaudited)
Operating Activities
Net income	$9,110	$26,854
Items providing or (using) cash currently:
Depreciation	13,009	12,689
Deferred income taxes and investment tax credits—net	1,395	897
Allowance for equity funds used during construction	(523)	(123)
Regulatory assets deferrals	4,168	1,393
Regulatory assets amortization	(1,064)	103
Accrued pension and other postretirement benefit costs	1,417	122
Changes in current assets and current liabilities:
Accounts and notes receivable	17,142	18,558
Materials, supplies, and fuel	(1,671)	(5,961)
Prepayment	(174)	(176)
Accounts payable	(1,619)	(25,955)
Accrued taxes and interest	2,194	10,000
Other items—net	9,903	(8,147)

Net cash provided by (used in) operating activities	53,287	30,254
Financing Activities
Change in short-term debt, including net affiliate notes	(24,581)	(5,968)
Dividends on common stock	(2,675)	(4,829)

Net cash provided by (used in) financing activities	(27,256)	(10,797)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(26,268)	(19,608)
Other investments	(70)	—

Net cash provided by (used in) investing activities	(26,338)	(19,608)
Net increase (decrease) in cash and cash equivalents	(307)	(151)
Cash and cash equivalents at beginning of period	4,099	6,460

Cash and cash equivalents at end of period	$3,792	$6,309

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$4,194	$4,493
Income taxes	$2,398	$7,461

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

1.    Summary of Significant Accounting Policies

(a)    Presentation

        Our Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 2001 Form 10-K of the registrants. Certain amounts in the 2001 Financial Statements have been reclassified to conform to the 2002 presentation.

(b)    Financial Derivatives

        We use derivative financial instruments to manage:

  •
  funding costs;

  •
  exposure to fluctuations in interest rates; and

  •
  exposure to foreign currency exchange rates.

        We account for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which requires all derivatives that are not exempted to be accounted for at fair value. Changes in the derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the income statement for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges. To qualify for hedge accounting, financial instruments must be designated as a hedge (for example, an offset of foreign exchange or interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the hedged item. Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

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

        We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows) and treasury locks (an agreement to exchange cash flows based on the movement in the underlying treasury benchmark over a specified period of time). Effective with our adoption of Statement 133 in the first quarter of 2001, we began accounting for all derivatives (including interest rate swaps and treasury locks) using fair value accounting, and we assess the effectiveness of any interest rate swaps and/or treasury locks used in hedging activities. At September 30, 2002, the ineffectiveness of instruments that we have classified as cash flow hedges of variable-rate debt instruments was not material. Reclassification of unrealized gains or losses on cash flow hedges of debt instruments from Accumulated other comprehensive income occurs as interest is accrued on the debt instrument. We currently estimate that on an after-tax basis, $4 million of unrealized losses will be reclassified as a charge to Interest during the twelve-month period ending September 30, 2003. See Note 1(d)(iv) below for further discussion of Statement 133.

(c)    Energy Marketing and Trading

        We market and trade electricity, natural gas, coal, and other energy-related products. We designate transactions as accrual or trading at the time they are originated. Contracts are classified as accrual only when we (a) have the intent and projected ability to fulfill substantially all obligations from company-owned assets, and (b) meet the requirements to consider the contract a normal purchase or sale under Statement 133 (if a derivative), or meet the requirements to consider the contract non-trading under Emerging Issues Task Force (EITF) 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10) (if not a derivative under Statement 133). Such classification is generally limited to the sale of generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies' franchise service territory). All other energy contracts (excluding electric, coal, and gas purchase contracts for use in serving our native load requirements) are classified as trading. Gas trading is comprised of transactions for which gas is physically delivered to a customer (physical gas trading), as well as transactions that are financial in nature for which delivery rarely occurs (financial gas trading). Since Cinergy owns no gas production and has limited transmission capabilities, all gas transactions (other than procurement and sale of gas to The Cincinnati Gas & Electric Company (CG&E) and The Union Light, Heat and Power Company (ULH&P) retail customers) are considered trading whether physical or financial.

        We account for accrual transactions by recognizing revenues and costs when the underlying commodity is delivered and trading transactions using the fair value method of accounting. Under the fair value method of accounting, unrealized trading transactions are shown at fair value in our Balance Sheets as Energy risk management assets and Energy risk management liabilities. In October 2002, the EITF reached a consensus in EITF Issue 02-3 Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) to rescind EITF 98-10. This decision will require that non-derivative contracts currently accounted for at fair value be accounted for on an accrual basis in the future. See Note 1(d)(i) below for further discussion.

        We reflect unrealized gains and losses, resulting from changes in fair value, on a net basis in Operating Revenues. For physical gas trading and for all power trading, we recognize both revenues and costs on a gross basis in Operating Revenues and in Fuel and purchased and exchanged power and Gas purchased, respectively, when transactions are settled. For financial gas trading, realized gains and losses are recorded on a net basis in Operating Revenues when transactions are settled. In June 2002, the EITF reached a consensus requiring realized and unrealized gains and losses on all energy trading contracts to be presented net in Operating Revenues, beginning with the third quarter of 2002, and reclassification of all periods presented. However, this conclusion was rescinded in October 2002, and was replaced with a new requirement to present all gains and losses on energy trading derivatives net beginning in 2003. See Note 1(d)(i) below for further discussion.

        Although we intend to settle accrual contracts with company-owned assets, occasionally we settle these contracts with purchases on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as delivery occurs. Due to the infrequency of such settlements, both historical and projected, and the fact that physical settlement to the customer still occurs, we continue to apply the normal purchases and sales exemption to such physical contracts that constitute derivatives. Open market purchases may occur for the following reasons:

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

        We value contracts in the trading portfolio using end-of-the-period fair values, utilizing the following factors (as applicable):

  •
  closing exchange prices (that is, closing prices for standardized electricity and natural gas products traded on an organized exchange, such as the New York Mercantile Exchange);

  •
  broker-dealer and over-the-counter price quotations; and

  •
  model pricing (which considers time value and historical volatility factors of electricity and natural gas).

(d)    Accounting Changes

        (i)    Energy Trading

        The EITF has been discussing several issues related to the accounting and disclosure of energy trading activities under EITF 98-10. In June 2002, the EITF reached a consensus in EITF 02-3 requiring all realized and unrealized gains and losses on energy trading contracts be presented net in the income statement, whether or not settled physically. However, the EITF rescinded this consensus in October 2002 and replaced it with a requirement to present all gains and losses on energy trading derivatives on a net basis beginning in 2003. In addition, certain non-derivative contracts used in our trading activities would have been required to be presented net under the June 2002 consensus. Under the new consensus, these contracts will likely continue to be presented gross. Since most of our energy trading activities involve derivatives, we believe this new consensus will not have a substantially different impact than the June 2002 consensus, other than deferring the ultimate implementation date. We continue to expect substantial reductions in Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense as a result of adopting net reporting. However, Operating Income and Net Income will not be affected by this change. Operating Revenues for Cinergy, CG&E, and PSI Energy, Inc. (PSI), under the EITF's June 2002 consensus regarding net presentation, would have been as follows:

	September 30, 2002
	Quarter Ended	Year to Date
	(in millions)
Cinergy(1)	$1,098	$2,986
CG&E and subsidiaries	526	1,566
PSI	472	1,222

(1)
The results of Cinergy also include amounts related to non-registrants.

        In October 2002, the EITF reached a consensus to rescind EITF 98-10. All energy trading contracts that do not qualify as a derivative will no longer be accounted for at fair value. Instead, accrual accounting will be used. The consensus is immediately effective for all new contracts executed after October 25, 2002, and will require a cumulative effect adjustment to income after tax in the first quarter of 2003 for all contracts executed prior to October 25, 2002. The magnitude of this adjustment will depend on the fair value as of January 1, 2003, of energy trading contracts meeting the criteria outlined above. Cinergy has begun reviewing the various contracts to determine the effect of this change.

        During the October 2002 meeting, the EITF also rescinded a prior consensus reached in the June 2002 meeting regarding new disclosures for energy trading activities. In addition, the EITF elected not to provide guidance at this time on the recognition of inception gains on energy trading transactions. However, the decision to rescind EITF 98-10 will eliminate the recognition of inception gains on contracts that do not meet the definition of a derivative since such contracts will be accounted for on an accrual basis.

        (ii)    Business Combinations and Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Statement 142 requires that goodwill be assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards. This test must be applied at the "reporting unit" level, which is not permitted to be broader than the current business segments discussed in Note 9. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, is not material to our financial position or results of operations. We have identified the reporting units for Cinergy and finalized the initial transition impairment test. Based on the result of this test, the transition impact of applying Statement 142 is not material to our financial position or results of operations. We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

        (iii)    Asset Retirement Obligations

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time the obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment. Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases. We currently accrue costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding charge to accumulated depreciation, as allowed by each regulatory jurisdiction. For assets that we conclude have a retirement obligation under Statement 143, the accounting we currently use will be modified to comply with this standard. We will adopt Statement 143 in the first quarter of 2003. We have formed an implementation team and are continuing to analyze the impact of this statement. However, at this time, we have not determined whether its implementation will be material to our financial position or results of operations.

        (iv)    Derivatives

        During 1998, the FASB issued Statement 133. This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments, which are not exempt under certain provisions of Statement 133, as assets or liabilities, measured at fair value (i.e., mark-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use fair value accounting, the effects of implementation were not material.

        Our adoption did not reflect the potential impact of applying fair value accounting to selected electricity options and capacity contracts. We had not historically accounted for these instruments at fair value because they were intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While many of the criteria in this guidance are consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material to our financial position or results of operations. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

        In December 2001, the FASB staff revised the current guidance to make the evaluation of whether electricity contracts qualify as normal purchases and sales more qualitative than quantitative. This new guidance uses several factors to distinguish between capacity contracts, which qualify for the normal purchases and sales exemption, and options, which do not. These factors include deal tenor, pricing structure, specification of the source of power, and various other factors. We adopted this guidance in the third quarter of 2002, and its impact was not material to our financial position or results of operations.

        In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity at a fixed price (an option component). While this guidance was issued primarily to address optionality in fuel supply contracts, it applies to all derivatives (subject to certain exceptions for capacity contracts in electricity discussed in the previous paragraphs). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. We adopted this guidance in the second quarter of 2002, consistent with the transition provisions. Cinergy has certain contracts that contain fixed-price optionality, primarily coal contracts, which we reviewed to determine the impact of this new guidance. Due to a lack of liquidity with respect to coal markets in our region, we determined that our coal contracts do not meet the net settlement criteria of Statement 133 and thus do not qualify as derivatives. Given these conclusions, the results of applying this new guidance were not material to our financial position or results of operations.

        In May 2002, the FASB issued an exposure draft that would amend Statement 133 to incorporate certain implementation conclusions reached by the FASB staff. The proposed effective date would be the first quarter of 2003. We do not believe the amendment as currently drafted, will have a material effect on our financial position or results of operations.

        (v)    Asset Impairment

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (Statement 144). Statement 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 was effective beginning with the first quarter of 2002. The impact of implementation on our financial position or results of operations was not material.

        (vi)    Exit Activities

        In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses accounting and reporting for the recognition of exit costs, including, but not limited to, one-time employee benefit terminations, contract cancellations, and facility consolidations. This statement requires that such costs be recognized only when they meet the definition of a liability under generally accepted accounting principles. Certain of the costs discussed in Note 8 were accrued under previous accounting standards that Statement 146 will supersede when it becomes effective. However, Statement 146 applies only to exit activities initiated in 2003 and after. All costs recorded through September 30, 2002, are unaffected by this pronouncement. The impact of implementation on our financial position or results of operations is not expected to be material.

        (vii)    Accounting for Stock-Based Compensation

        As discussed in the 2001 Form 10-K, we have historically accounted for our stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In July 2002, Cinergy announced that it will adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) effective with the next grant cycle (January 2003), and will begin measuring the compensation cost of stock-based awards under the fair value method. On October 4, 2002, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, Accounting for Stock-Based Compensation-Transition and Disclosure that would amend Statement 123 and APB Opinion No. 28, Interim Financial Reporting. This proposed statement provides alternative methods of transition to Statement 123 and more expanded disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. Cinergy intends to adopt the transition provisions that require expensing options prospectively in the year of adoption consistent with the original pronouncement. Existing awards will continue to follow the intrinsic value method prescribed by APB 25. The anticipated impact of adoption on our financial position and results of operations, assuming award levels and fair values similar to past years, is not expected to be material. This change will primarily impact the accounting for stock options related to the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan, Cinergy Corp. Stock Option Plan, and Cinergy Corp. Employee Stock Purchase and Savings Plan.

(e)    Operating Revenues

        Our operating companies record Operating revenues for electric and gas service when delivered to customers. Customers are billed throughout the month as both gas and electric meters are read. We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed. This is termed "unbilled revenue" and is a widely recognized and accepted practice for utilities. In making our estimates of unbilled revenue we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month. Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The amount of unbilled revenues for Cinergy, CG&E, and PSI were $124 million, $63 million (including $11 million for ULH&P), and $61 million, respectively, at September 30, 2002.

(f)    Related Party Transactions

        To supplement native load requirements for 2002, CG&E and PSI have agreed to purchase peaking power from Cinergy Capital & Trading, Inc. (Capital & Trading), an indirect wholly-owned subsidiary of Cinergy Corp., pursuant to the terms of a wholesale market-based tariff. For the nine months ended September 30, 2002, payments under these contracts totaled approximately $20 million for CG&E and $28 million for PSI.

(g)    Foreign Currency

        We translate the assets and liabilities of foreign subsidiaries, whose functional currency (generally, the local currency of the country in which the subsidiary is located) is not the United States (U.S.) dollar, using the appropriate exchange rate as of the end of the month. We translate income and expense items using the average exchange rate prevailing during the month the respective transaction occurs. We record translation gains and losses in Accumulated other comprehensive income (loss), which is a component of common stock equity.

2.    Common Stock

        In February 2002, Cinergy Corp. sold 6.5 million shares of its common stock with net proceeds of approximately $200 million. The net proceeds from the transaction were used to repay a portion of short-term debt of Cinergy Corp.

        As discussed in the 2001 Form 10-K, it is currently Cinergy's policy to issue new Cinergy Corp. common shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. Cinergy has issued 2.4 million shares under these plans in 2002.

3.    Long-term Debt

        In January 2002, PSI paid at maturity $23 million principal amount of Medium-Term Notes, Series A. The securities were not replaced by new issues of long-term debt.

        In May 2002, an indirect, wholly-owned subsidiary of Cinergy Global Resources, Inc. entered into a senior term loan and a junior term loan, borrowing $13.1 million and $7 million, respectively. Each of the loans have periodic principal reduction payments, with the senior loan having a final maturity of March 15, 2019, and the junior loan having a final maturity of March 15, 2012. In July 2002, borrowings under the senior and junior loans were increased to $13.8 and $7.1 million, respectively. At that time, the annual interest rate on the senior loan was fixed at 6.97% and the junior loan was fixed at 6.35%. Previously, interest on the loans was at a variable rate.

        On September 1, 2002, CG&E paid at maturity $100 million principal amount of First Mortgage Bonds, 7 1/4% Series.

        On September 10, 2002, CG&E borrowed the proceeds from the issuance by the Ohio Air Quality Development Authority of $84 million principal amount of its State of Ohio Air Quality Development Revenue Refunding Bonds 2002 Series A, due September 1, 2037. The issuance consists of two $42 million tranches, with the interest rate on one tranche being reset every 35 days by auction and the interest rate on the other tranche being reset every 7 days by auction. The initial interest rates for the 35-day and 7-day tranches were 1.40% and 1.35%, respectively. Proceeds from the borrowing were used on October 7, 2002 to redeem, at par, two $42 million Series 1985 A&B Air Quality Development Authority State of Ohio Customized Purchase Revenue Bonds, due December 1, 2015. The redeemed bonds had been classified in Notes payable and other short-term obligations.

        On September 12, 2002, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $23 million principal amount of its Environmental Refunding Revenue Bonds Series 2002A, due March 1, 2031. The initial interest rate for the bonds was 1.40%. The interest rate resets every 35 days by auction. Proceeds from the borrowing were used on October 1, 2002 to redeem, at par, the $23 million principal amount of Indiana Development Finance Authority Environmental Refunding Revenue Bonds Series 1998, due August 1, 2028. The redeemed bonds had been classified in Notes payable and other short-term obligations.

        On September 12, 2002, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $24.6 million principal amount of its Environmental Refunding Revenue Bonds Series 2002B, due March 1, 2019. The initial interest rate for the bonds was 1.35%. The interest rate resets every 7 days by auction. Proceeds from the issuance were used on October 1, 2002 to redeem, at par, the $24.6 million principal amount of City of Princeton, Indiana Pollution Control Revenue Refunding Bonds 1996 Series, due March 1, 2019. The redeemed bonds had been classified in Notes payable and other short-term obligations.

        The holders of the newly issued Ohio Air Quality Development Authority and Indiana Development Finance Authority bonds mentioned above have the benefit of a financial guaranty insurance policy that insures the payment of principal of, and interest on, the bonds when due. CG&E and PSI have each entered into an insurance agreement with the bond insurer and have pledged first mortgage bonds to secure their respective reimbursement obligations under such agreements.

        On September 23, 2002, CG&E issued $500 million principal amount senior unsecured debentures due September 15, 2012, with an interest rate of 5.70%. Proceeds from the offering were used to repay short-term indebtedness incurred in connection with general corporate purposes including capital expenditures related to environmental compliance construction, and the repayment at maturity of $100 million principal amount of CG&E First Mortgage Bonds, 7 1/4% Series. In July 2002, CG&E executed a treasury lock with a notional amount of $250 million, which was designated as a cash flow hedge of 50 percent of the forecasted interest payments on this debt offering. The treasury lock effectively fixed the benchmark interest rate (i.e., the treasury component of the interest rate, but not the credit spread) for 50 percent of the offering from July 2002 through the issuance date in order to reduce the exposure associated with treasury rate volatility. With the issuance of the debt, the treasury lock was settled. Given the use of hedge accounting, this settlement is reflected in Accumulated other comprehensive income (loss) on an after-tax basis in the amount of $13 million, rather than a charge to net income. This amount will be reclassified to Interest expense over the 10-year life of the related debt as interest is accrued.

4.    Notes Payable and Other Short-term Obligations

        In February 2002, Cinergy Corp. placed a $600 million, 364-day senior revolving credit facility. This facility replaces a $400 million, 364-day senior revolving credit facility that expired in February 2002; a $225 million, 364-day senior revolving credit facility that expired in March 2002; and a $150 million, three-year senior revolving credit facility that expired in June 2002.

        In October 2002, CG&E and PSI caused the redemption of certain series of variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes) with a principal amount of $84 million and $47.6 million, respectively. Holders of the notes had the option of having their notes redeemed at various times ranging from any business day to annually. Because the optional redemption features were one year or less, the notes are reflected in Notes payable and other short-term obligations in the Balance Sheets for Cinergy, CG&E, and PSI. The notes were redeemed with proceeds from the issuance of new series of variable rate pollution control notes that do not have the redemption features mentioned above, and are therefore classified as Long-term debt obligations. See Note 3 for further discussion of variable rate pollution control notes.

        The following table summarizes our Notes payable and other short-term obligations, and Notes payable to affiliated companies.

	September 30, 2002		December 31, 2001
	Established Lines	Outstanding	Established Lines	Outstanding
		(in millions)
Cinergy Corp.
Revolving lines	$1,000	$50	$1,175	$599
Uncommitted lines(1)	65	20	40	—
Commercial paper(2)	800	311	800	125
Operating companies
Uncommitted lines(1)	75	—	75	66
Pollution control notes	N/A	279	N/A	279
Non-regulated subsidiaries
Revolving lines	15	9	46	38
Short-term debt	45	45	49	49

Cinergy Total		$714		$1,156
CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15	$—
Pollution control notes(3)	N/A	196	N/A	196
Money pool	N/A	3	N/A	445

CG&E Total		$199		$641
PSI
Uncommitted lines(1)	$60	$—	$60	$66
Pollution control notes(3)	N/A	83	N/A	83
Money pool	N/A	80	N/A	422

PSI Total		$163		$571

(1)
Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

(2)
The commercial paper program is supported by Cinergy Corp.'s revolving lines.

(3)
Includes $84 million and $47.6 million for CG&E and PSI, respectively, which were redeemed in October 2002.

        In our credit facilities, Cinergy Corp. has covenanted to maintain:

  •
  a consolidated net worth of $2 billion; and

  •
  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

        A breach of these covenants could result in the termination of the credit facilities and the acceleration of the related indebtedness. In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

  •
  bankruptcy;

  •
  defaults in the payment of other indebtedness; and

  •
  judgments against the company that are not paid or insured.

        The latter two events, however, are subject to dollar-based materiality thresholds.

5.    Sales of Accounts Receivable

        In February 2002, CG&E, PSI, and ULH&P replaced their existing agreement to sell certain of their accounts receivable and related collections. Cinergy Corp. formed Cinergy Receivables Company, LLC (Cinergy Receivables) to purchase, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P. Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying special-purpose entity. The sales of receivables are accounted for under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140).

        The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The note is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to CG&E, PSI, and ULH&P.

        This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under Statement 140 and is classified within Notes receivable from affiliated companies in the accompanying Balance Sheets of CG&E, PSI, and ULH&P and is classified within Notes receivable on Cinergy Corp.'s Balance Sheets. In addition, Cinergy Corp.'s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interests held by CG&E, PSI, and ULH&P. The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses and selection of discount rates. Because (a) the receivables generally turn in less than two months, (b) credit losses are reasonably predictable due to each company's broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. Interest accrues to CG&E, PSI, and ULH&P on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Cinergy Corp. records income from Cinergy Receivables in a similar manner. We record an impairment charge against the carrying value of both the retained interests and purchased beneficial interest whenever we determine that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

        The key assumptions used in measuring the retained interests for sales since the inception of the new agreement are as follows:

	Cinergy	CG&E and subsidiaries	PSI	ULH&P
Anticipated credit loss rate	0.6%	0.6%	0.5%	1.0%
Discount rate on expected cash flows	5.0%	5.0%	5.0%	5.0%
Receivables turnover rate(1)	13.2%	13.6%	12.7%	14.2%

(1)
Receivables at period end divided by annualized sales for period.

        The hypothetical effect on the fair value of the retained interests assuming both a 10 percent and 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

        CG&E retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to CG&E, PSI, and ULH&P in the event of a loss. While no direct recourse to CG&E, PSI, and ULH&P exists, these entities do risk loss in the event collections are not sufficient to allow for full recovery of their retained interests. No servicing asset or liability is recorded since the servicing fee paid to CG&E approximates a market rate.

        The following table shows the gross and net receivables sold, retained interest, and purchased beneficial interest as of September 30, 2002.

	Cinergy	CG&E and subsidiaries	PSI	ULH&P
		(in millions)
Receivables sold as of period end	$438	$252	$186	$36
Less: Retained Interest	76	42	34	6

Net receivables sold as of period end	$362	$210	$152	$30
Purchased beneficial interest	$9	$—	$—	$—

        A decline in the long-term senior unsecured credit ratings of CG&E, PSI, or ULH&P below investment grade would result in a termination of the sale program and discontinuance of future sales of receivables, and could prevent Cinergy Receivables from borrowing additional funds from commercial paper conduits.

6.    Energy Trading Credit Risk

        Cinergy's extension of credit for energy marketing and trading is governed by a Corporate Credit Policy. Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures. Exposures to credit risks are monitored daily by the Corporate Credit Risk function. As of September 30, 2002, approximately 98 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade. Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity. Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

        In December 2001, Enron Corp. (Enron) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. We decreased our trading activities with Enron in the months prior to its bankruptcy filing. We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the U.S. Bankruptcy Code, as approved by the court. While we cannot predict the court's resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations. While most of our contracts with Enron were considered trading and thus recorded at fair value, a few contracts were accounted for utilizing the normal exemption under Statement 133 (see Note 1(d)(iv)). These contracts were recognized at fair value when the contracts were terminated in the fourth quarter of 2001.

        We continually review and monitor our credit exposure to all counterparties and secondary counterparties. If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry. Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty's financial status or public debt ratings.

7.    Commitments and Contingencies

(a)    Guarantees

        Cinergy Corp. has made separate guarantees to certain counterparties regarding performance of commitments by our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures. We are subject to a Securities and Exchange Commission order under the Public Utility Holding Company Act of 1935, as amended, which limits the amount we can have outstanding under guarantees at any one time to $2 billion. As of September 30, 2002, we had $547 million outstanding under the guarantees issued, of which approximately 75 percent represents guarantees of obligations reflected on Cinergy's Consolidated Balance Sheets. These outstanding guarantees relate to subsidiary and joint venture indebtedness and performance commitments.

(b)    Ozone Transport Rulemakings

        In June 1997, the Ozone Transport Assessment Group, which consisted of 37 states, made a wide range of recommendations to the U.S. Environmental Protection Agency (EPA) to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-compliant with ozone standards) in the Northeast, Midwest, and South. Ozone transport refers to wind-blown movement of ozone and ozone-causing materials across city and state boundaries. In late 1997, the EPA published a proposed call for revisions to State Implementation Plans (SIP) for achieving emissions reductions to address air quality concerns. The EPA must approve all SIPs.

        (i)    Nitrogen Oxide (NOX ) SIP Call

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

        In June 2001, the Court of Appeals remanded portions of the NOX SIP Call to the EPA for reconsideration of how growth was factored into the state NOX budgets. On May 1, 2002, the EPA published, in the Federal Register, a final rule reaffirming its growth factors and state NOX budgets, with additional explanation. The states of West Virginia and Illinois, along with various industry groups (some of which we are a member), have challenged the growth factors and state NOX budgets in an action filed in the Court of Appeals. It is unclear when the Court of Appeals will reach a decision in this case, or whether this decision will result in an increase or decrease in the size of the NOX reduction requirement, or a deferral of the May 31, 2004 compliance deadline.

        The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively. On November 8, 2001, the EPA approved Indiana's SIP rules, which became effective December 10, 2001. On April 11, 2002, the EPA proposed direct final approval of Kentucky's rules and they became effective on June 10, 2002. The state of Ohio completed its NOX SIP rules in response to the NOX SIP Call on July 8, 2002, with an effective date of July 18, 2002, and the EPA's approval is expected later this year. Cinergy's current plans for compliance with the EPA's NOX SIP Call would also satisfy compliance with Indiana's and Kentucky's SIP rules and Ohio's proposed rules.

        On September 25, 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions. The current estimate of additional expenditures for this investment is approximately $350 million (in nominal dollars) and includes the following:

  •
  install selective catalytic reduction units (SCR) at several different generating stations;

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

        In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. In May 2001, the Court of Appeals substantially upheld a challenge to the Section 126 requirements, and remanded portions of the rule to the EPA for reconsideration of how growth was factored into the emission limitations. On August 24, 2001, the Court of Appeals temporarily suspended the Section 126 compliance deadline, pending the EPA's reconsideration of growth factors. On May 1, 2002, the EPA issued a final rule extending the Section 126 rule compliance deadline to May 31, 2004, thus harmonizing the deadline with that for the NOX SIP Call.

        (iii)    State Ozone Plans

        On November 15, 1999, the states of Indiana and Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their attainment demonstration on how they intend to bring the Greater Louisville Area (including Floyd and Clark Counties in Indiana) into attainment with the one-hour ozone standard. The Greater Louisville Area has since attained the one-hour ozone standard, and on October 23, 2001, the EPA re-designated the area as being in attainment with that standard. Previous SIP amendments called for, among other things, statewide NOX reductions from utilities in

Indiana, Kentucky, and surrounding states which are less stringent than the EPA's NOX SIP Call. Indiana and Kentucky committed to adopt utility NOX control rules by December 2000 that would require controls be installed by May 2003. However, Indiana halted the rulemaking for NOX controls at this level, but completed NOX SIP Call level reduction regulations. Kentucky has completed its rulemaking, and issued a final rule that changed the compliance deadline to mirror the NOX SIP Call of May 31, 2004. However, on March 18, 2002, Kentucky completed the withdrawal of this regulation in favor of its completed and more restrictive regulations in response to the NOX SIP Call.

        See (e) below for a discussion of the tentative EPA Agreement, the implementation of which could affect our strategy for compliance with the final NOX SIP Call.

(c)    New Source Review (NSR)

        The CAA's NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility, unless the changes are exempt.

        On September 15, 1999, November 3, 1999, and February 2, 2001, the Attorneys General of New York, Connecticut, and New Jersey, respectively, issued letters notifying Cinergy and CG&E of their intent to sue under the citizens' suit provisions of the CAA. These states alleged violations of the CAA by constructing and continuing to operate a major modification of CG&E's W.C. Beckjord Generating Station (Beckjord Station) without obtaining the required NSR pre-construction permits.

        On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts (District Court). The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and New Source Performance Standards requirements. The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station and at PSI's Cayuga Generating Station (Cayuga Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

        On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added alleged violations of the NSR requirements of the CAA at two of our generating stations contained in a notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief of alleged violations of nonattainment NSR, Indiana and Ohio SIPs, and particulate matter emission limits (as discussed below in (d)).

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

        On June 28, 2000, the EPA issued an NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E's Miami Fort Generating Station and PSI's Gibson Generating Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Generating Station (Stuart Station), that on June 30, 2000, the EPA issued an NOV to DP&L for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39 percent of the Stuart Station. The NOVs indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

        On August 2, 2001, the states of New York, New Jersey, and Connecticut filed an assented to motion to intervene in this litigation. Their motion was granted by the District Court on August 3, 2001. The states' proposed complaint is an exhibit to the motion to intervene. Cinergy, CG&E, and PSI are in the process of evaluating the states' complaint, and their answer is due to be filed by November 30, 2002. At this time, Cinergy, CG&E, and PSI are unable to determine the effect, if any, this filing will have on the issues affecting us regarding NSR, as framed in the EPA's amended complaint.

        On January 17, 2002, the Hoosier Environmental Council and the Ohio Environmental Council (Environmental Groups) filed an unopposed motion to intervene as plaintiffs in this litigation. The motion was granted by the District Court on March 19, 2002, and the complaint of the Environmental Groups' was filed on May 1, 2002. Cinergy, CG&E, and PSI are in the process of evaluating the Environmental Groups' complaint, and their answer is due to be filed by November 30, 2002. At this time, Cinergy, CG&E, and PSI are unable to determine the effect, if any, this filing will have upon the issues affecting us regarding NSR, as framed in the EPA's amended complaint.

        On July 18, 2002, the U.S. District Court for the Southern District of Indiana (Indiana District Court), issued an order on a motion for partial summary judgment in a similar case involving the Southern Indiana Gas and Electric Company (SIGECO). The narrow issue presented by SIGECO's motion was at what point does an owner or operator of facilities have to determine whether a pre-construction permit is required under the CAA. The Indiana District Court, relying in part upon a decision issued by the Environmental Appeals Board in a similar case involving the Tennessee Valley Authority, ruled that the owner or operator must review evidence of the projected post-project emissions increases to determine if the pre-construction permit is required, and may not rely upon evidence of actual post-project emissions. The Indiana District Court is the same court in which Cinergy's case is pending, so it could be expected that this order would influence a decision upon any similar motion filed by Cinergy. No such motion is pending at this date. At this time Cinergy cannot predict the impact any such ruling might have on its financial position or results of operations.

        On July 26, 2002, the Indiana District Court also issued an order on a motion for partial summary judgment in the SIGECO case. The issue presented by SIGECO's motion was whether the general federal five-year statute of limitations bars an action for civil penalties for allegedly unlawful construction projects that were completed more than five years prior to the filing of suit. The Indiana District Court held that an NSR preconstruction violation accrues on the first day of construction without a permit, and continues only through the end of construction. Accordingly, the government may not collect civil penalties for allegedly unlawful projects for which construction ended more than five years before the filing of an enforcement action. Cinergy is not aware that any notice of appeal has been filed regarding that order. Cinergy will file a similar motion if the parties fail to enter into a consent decree to settle all issues. At this time Cinergy cannot predict the impact on our financial position or results of operations, although the amount of penalties, if any, that could potentially be awarded by the Indiana District Court if the ruling is not reversed, would be significantly smaller than the amount claimed by the EPA in its amended complaint against Cinergy.

        On October 25, 2002, the Indiana District Court also issued an order on a motion for summary judgment in the SIGECO case. The issue presented by SIGECO's motion was whether or not the Government violated the Congressional Review of Agency Rule Making Act, 5 U.S.C. Section 801, et seq. (CRA) by establishing a new agency rule without submitting a report to Congress about the rule as required by the CRA. SIGECO had argued that, at least since the filing of the NSR lawsuit against it in November 1999, the EPA was interpreting more strictly the NSR routine maintenance exemption that had been validated by the Seventh Circuit Court of Appeals in Wisconsin Electric Power Co. v. Reilly, 893 F.2d 901 (7th Cir. 1990), and that this new, stricter interpretation in effect established a new agency rule. In denying SIGECO's motion, the Indiana District Court held that SIGECO had failed to demonstrate that the EPA had changed its longstanding interpretation of the NSR routine maintenance exemption. As the Indiana District Court is the same court in which Cinergy's case is pending, it could be expected that this order would influence a decision upon any similar motion filed by Cinergy. However, no such motion is pending at this date. Cinergy cannot predict the impact any such ruling might have on its financial position or results of operations.

        On October 4, 2002, the Indiana District Court issued a Revised Case Management Plan in Cinergy's case that sets forth the dates by which various events in the litigation, such as discovery and the filing of dispositive motions, must be completed. Consistent with the plan, on October 9, 2002, the Indiana District Court set the case for trial by jury commencing on October 4, 2004.

        See (e) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.

(d)    Beckjord Station NOV

        On November 30, 1999, the EPA filed an NOV against Cinergy and CG&E, alleging that emissions of particulate matter at the Beckjord Station exceeded the allowable limit. The NOV indicated the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000 amended complaint, as discussed in (c) above. On June 22, 2000, the EPA issued an NOV and a finding of violation (FOV) alleging additional particulate emission violations at Beckjord Station and offered us an opportunity to meet and discuss the allegations and corrective measures. The NOV/FOV indicated the EPA may issue an administrative compliance order, issue an administrative penalty order, or bring a civil or criminal action. See (e) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.

(e)    EPA Agreement

        On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the EPA, the U.S. Department of Justice (Justice Department), three northeast states, and two environmental groups that could serve as the basis for a negotiated resolution of CAA claims and other related matters brought against coal-fired power plants owned and operated by Cinergy's operating subsidiaries. The complete resolution of these issues is contingent upon establishing a final agreement with the EPA and other parties. If a final agreement is reached with these parties, it would resolve past claims of alleged NSR violations as well as the Beckjord Station NOVs/FOV discussed previously under (c) and (d).

        In addition, the intent of the tentative agreement is that we would be allowed to continue on-going activities to maintain reliability and availability without subjecting the plants to future litigation regarding federal NSR permitting requirements.

        In return for resolution of claims regarding past maintenance activities, as well as future operational certainty, we have tentatively agreed to:

  •
  shut down or repower with natural gas, nine small coal-fired boilers at three power plants beginning in 2004;

  •
  build four additional sulfur dioxide (SO2) scrubbers, the first of which must be operational by December 31, 2007;

  •
  upgrade existing particulate control systems;

  •
  phase in the operation of NOX reduction technology year-round starting in 2004;

  •
  reduce our existing Title IV SO2 cap by 35 percent in 2013;

  •
  pay a civil penalty of $8.5 million to the U.S. government; and

  •
  implement $21.5 million in environmental mitigation projects, including retiring 50,000 tons of SO2 allowances by 2005.

        The estimated cost for these capital expenditures is expected to be approximately $700 million through 2013. These capital expenditures are in addition to our previously announced commitment to install NOX controls as discussed in (b) above, but includes capital costs that Cinergy would otherwise expect to spend due to new environmental requirements expected in the second half of this decade.

        Cinergy, CG&E, and PSI have accrued costs related to certain aspects of the tentative agreement. In reaching the tentative agreement, we did not admit any wrongdoing and remain free to continue our current maintenance practices, as well as implement future projects for improved reliability.

        In January 2002, the Justice Department completed its review of NSR, after considering dismissal of the lawsuits, and decided to pursue the pending lawsuits, including the suit against Cinergy, CG&E, and PSI. We will continue to pursue a negotiated settlement of these lawsuits if that continues to be in the best interests of the company. At this time, it is not possible to predict whether a final agreement implementing the agreement in principle can be reached. If the settlement is not completed, we intend to defend against the allegations, discussed in (c) and (d) above, vigorously in court. In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail on their claims or whether resolution of these matters would have a material effect on our financial position or results of operations.

(f)    Manufactured Gas Plant (MGP) Sites

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

        IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court, claiming recovery (pursuant to CERCLA) of NIPSCO's past and future costs of investigating and remediating MGP-related contamination at the Goshen, Indiana MGP site.

        In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement (Agreement). This Agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the Agreement, NIPSCO's lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements concluded all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate, under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

        PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers. PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI's costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The lawsuit was moved to the Hendricks County Superior Court (Superior Court) in July 1998. PSI and its insurance carriers filed briefs on various issues for decision by the Superior Court in hearings held in November 2001. On February 1, 2002, the Superior Court issued rulings on motions for summary judgment. The Superior Court granted the motions of several insurance carriers that claimed there was insufficient evidence concerning the terms of their insurance policies. The insurance policies in question were between 1950-1958 and 1961-1964. The Superior Court entered a final judgment with respect to these "lost policies" on March 25, 2002. With respect to the remaining policies (between 1958-1961 and 1964-1984), the Superior Court denied all of the insurance carriers' motions. This included motions on the issues of Trigger of Coverage, Expected or Intended Damage, Late Notice, and Voluntary Payments. The Superior Court found triable issues of fact for the jury to decide as to the former two issues, and ruled in PSI's favor, as a matter of law, on the latter two issues. On February 15, 2002, PSI requested rulings on certain remaining summary judgment issues and a clarification of certain of the Superior Court's summary judgment rulings. That request was denied on April 1, 2002. On March 15, 2002, one of the insurance carriers filed a motion for partial summary judgment asserting a Lack of Justiciability. That motion was heard on April 26, 2002, and denied by the Superior Court on April 30, 2002.

        On April 23, 2002, PSI filed a notice of appeal with the Indiana Court of Appeals with respect to the Superior Court's March 25, 2002 order granting final judgment with respect to certain "lost policies." On June 21, 2002, the Superior Court granted the motions of PSI and the insurance carriers and certified four orders for interlocutory review by the Indiana Court of Appeals. Unlike the "lost policies" appeal that is an appeal of right, the appeal of these four certified orders is discretionary and the Indiana Court of Appeals can accept or reject any or all of the issues certified. At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals to the Indiana Court of Appeals.

        (iii)    CG&E

        CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have begun preliminary site assessments to obtain information about some of these MGP sites.

        PSI and CG&E, including its utility subsidiaries, have accrued costs for the sites related to investigation, remediation, and groundwater monitoring to the extent such costs are probable and can be reasonably estimated. PSI and CG&E, including its utility subsidiaries, do not believe they can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study has been completed. To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation. Therefore, PSI and CG&E, including its utility subsidiaries, currently cannot determine the total costs that may be incurred in connection with remediation of all sites, to the extent that remediation is required. Until investigation and remediation activities have been completed on these sites, we are unable to reasonably estimate the total costs and impact on our financial position or results of operations.

(g)    Asbestos Claims Litigation

        CG&E and PSI have been named in lawsuits related to Asbestos at their electric generating stations. In these lawsuits, plaintiffs claim to have been exposed to Asbestos containing products in the course of their work at the CG&E and PSI generating stations. The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any Asbestos exposure. The impact on CG&E's and PSI's financial position or results of operations of these cases to date has not been material.

        One specific case filed against PSI has been tried to verdict. Following a ten week trial of the case entitled William Lee Roberts, Jr. and Beverly Roberts v. AC&S, Inc., et al., PSI Energy, Inc., Marion Superior Court 2, on May 24, 2002, the jury returned a verdict against PSI in the amount of $494,000 on a negligence claim and for PSI on punitive damages. PSI is appealing the judgment in this case. The total damages were immaterial to PSI's financial position and results of operations. However, future verdicts in any of the pending lawsuits could be material. At this time CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impacts on CG&E's and PSI's financial position or results of operations.

(h)    Gas Customer Choice

        In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to Energy Cooperative's removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and Resources. This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources. Cinergy, CG&E and Investments initiated litigation in October 2001 against the Energy Cooperative requesting indemnification by the Energy Cooperative for the claims asserted by former customers in the class action litigation. Trial is scheduled to occur in mid-2003. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

(i)    PSI Fuel Adjustment Charge

        As discussed in the 2001 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to Indiana Utility Regulatory Commission (IURC) approval under a fuel recovery mechanism. In June 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. In June 2001, PSI formally requested that the IURC reconsider its disallowance decision. In August 2001, the IURC indicated that it would reconsider its decision and PSI continued the deferral of these costs. In August 2002, the IURC issued its final ruling allowing PSI to fully recover the $14 million.

        In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under-billed deferred fuel costs incurred from March 2001 through May 2001. The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under-billed deferred fuel costs. A hearing was held on July 30, 2002. We anticipate a decision in the fourth quarter of 2002.

(j)    Contract Disputes

        Cinergy, through a subsidiary of Investments, is currently involved in negotiations to resolve a customer-billing dispute. The primary issue of contention between the parties relates to the determinants used in calculating the monthly charge for steam and electricity billed. Cinergy has reserved for a portion of the amount billed based on our current estimate of net realizable value.

        Cinergy, through a subsidiary of Capital & Trading, is involved in a billing dispute with respect to billings for the supply of wholesale natural gas to a customer. This dispute, if not satisfactorily resolved by the parties, is subject to arbitration. Cinergy has reserved for a portion of the amount billed based on the current estimate of net realizable value.

        Although we cannot predict the outcome of these matters, we believe the ultimate impact on Cinergy's financial position and results of operations, beyond amounts reserved, will not be material.

8.    Employee Severance Programs

        In March 2002, a Voluntary Early Retirement Program (VERP) offering was made to approximately 280 non-union employees. As a result of the 213 employees electing the VERP in the second quarter of 2002, Cinergy, CG&E, and PSI recorded expenses of approximately $35 million, $16 million (including $2 million related to ULH&P), and $18 million, respectively, relating to benefits provided to the VERP participants. In the second quarter of 2002, Cinergy, CG&E, and PSI incurred approximately $13 million, $2 million, and $4 million, respectively, in additional expenses related to other employee severance programs.

        In June 2002, a VERP was also offered to approximately 70 Utility Workers of America / Independent Utilities Union # 600 (IUU) employees. As a result of the 41 employees electing the VERP in the third quarter of 2002, Cinergy, CG&E, and PSI recorded expenses of approximately $4 million, $2 million (including $1 million related to ULH&P), and $1 million, respectively, in the third quarter of 2002 relating to benefits provided to IUU VERP participants.

9.    Financial Information by Business Segment

        As discussed in the 2001 Form 10-K, we conduct operations through our subsidiaries, and manage through the following three business units:

  •
  Energy Merchant Business Unit (Energy Merchant);

  •
  Regulated Businesses Business Unit (Regulated Businesses); and

  •
  Power Technology and Infrastructure Services Business Unit (Power Technology).

        The following section describes the activities of our business units as of September 30, 2002.

        Energy Merchant manages wholesale generation and energy marketing and trading of energy commodities. Energy Merchant operates and maintains our regulated and non-regulated electric generating plants including some of our jointly-owned plants. Energy Merchant is also responsible for all of our international operations. In addition, Energy Merchant also conducts the following activities:

  •
  energy risk management;

  •
  financial restructuring services;

  •
  proprietary arbitrage activities;

  •
  customized energy solutions; and

  •
  directs our renewable energy investing activities.

        Regulated Businesses consists of PSI's regulated, integrated utility operations, and Cinergy's other regulated electric and gas transmission and distribution systems. Regulated Businesses plans, constructs, operates, and maintains Cinergy's transmission and distribution systems and delivers gas and electric energy to consumers. Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy's transmission system.

        Power Technology primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related businesses. This is accomplished through various subsidiaries and joint ventures. Power Technology also manages Cinergy Ventures, LLC (Ventures), Cinergy's venture capital subsidiary. Ventures invests in emerging energy technologies that can benefit future Cinergy business development activities.

        Financial results by business unit are as indicated below. Certain amounts for the prior year have been restated to reflect segment restructuring which includes the consolidation of all of our international operations into Energy Merchant. This restructuring became effective January 1, 2002.

        Financial results by business unit for the quarters ended September 30, 2002 and September 30, 2001 are as indicated below.

Business Units
	Cinergy Business Units
	Energy Merchant	Regulated Businesses	Power Technology	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)
Quarter ended September 30, 2002
Operating revenues—
External customers	$3,206,647	$669,605	$9,736	$3,885,988	$—	$3,885,988
Intersegment revenues	48,444	—	—	48,444	(48,444)	—
Segment profit (loss)(2)	59,262	74,939	(3,633)	130,568	—	130,568
Quarter ended September 30, 2001
Operating revenues—
External customers	$2,682,498	$655,005	$9,811	$3,347,314	$—	$3,347,314
Intersegment revenues	45,756	—	—	45,756	(45,756)	—
Segment profit (loss)(2)	57,941	77,690	(7,160)	128,471	—	128,471

(1)
The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.

(2)
Management utilizes segment profit (loss) to evaluate segment performance.

        Financial results by business unit for the nine months ended September 30, 2002 and September 30, 2001 are as indicated below.

Business Units
	Cinergy Business Units
	Energy Merchant	Regulated Businesses	Power Technology	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)
Nine months ended September 30, 2002
Operating revenues—
External customers	$6,599,040	$1,942,789	$27,945	$8,569,774	$—	$8,569,774
Intersegment revenues	123,091	—	—	123,091	(123,091)	—
Segment profit (loss)(2)	115,158	176,877	(20,756)	271,279	—	271,279
Nine months ended September 30, 2001
Operating revenues—
External customers	$8,642,396	$2,059,722	$34,836	$10,736,954	$—	$10,736,954
Intersegment revenues	114,482	—	—	114,482	(114,482)	—
Segment profit (loss)(2)	131,322	215,560	(15,197)	331,685	—	331,685

(1)
The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.

(2)
Management utilizes segment profit (loss) to evaluate segment performance.

        Total segment assets at September 30, 2002 and December 31, 2001, were as follows:

	Cinergy Business Units
Business Units	Energy Merchant	Regulated Businesses	Power Technology	Total	All Other(1)	Consolidated
	(in thousands)
Total segment assets at September 30, 2002	$5,483,625	$7,432,558	$228,549	$13,144,732	$60,808	$13,205,540
Total segment assets at December 31, 2001	4,956,109	7,084,104	213,260	12,253,473	46,340	12,299,813

(1)
The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

10.  Earnings Per Common Share (EPS)

        A reconciliation of EPS to EPS—assuming dilution is presented below for the quarters ended September 30, 2002 and September 30, 2001:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter ended September 30, 2002
EPS:
Net Income	$130,568	167,967	$0.78
Effect of dilutive securities:
Common stock options		843
Directors' compensation plans		160
Contingently issuable common stock		1,118

EPS—assuming dilution:
Net income plus assumed conversions	$130,568	170,088	$0.77
Quarter ended September 30, 2001
EPS:
Net Income	$128,471	159,097	$0.81
Effect of dilutive securities:
Common stock options		948
Directors' compensation plans		144
Contingently issuable common stock		491

EPS—assuming dilution:
Net income plus assumed conversions	$128,471	160,680	$0.80

        Options to purchase shares of common stock are excluded from the calculation of EPS—assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended September 30, 2002 and 2001, approximately 3.3 million and 2.1 million shares, respectively, were excluded from the EPS—assuming dilution calculation.

        Also excluded from the EPS—assuming dilution calculation for the quarter ended September 30, 2002, are up to 10.8 million shares issuable pursuant to the stock purchase contracts associated with the preferred trust securities issued by Cinergy Corp. in December 2001. These stock purchase contracts would impact EPS—assuming dilution only to the extent that Cinergy's average stock price were to exceed $34.40 per share, which is the maximum price payable by the holders of the stock purchase contracts, during any period for which earnings per share are presented. As discussed in the 2001 Form 10-K, the number of shares issued pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

        A reconciliation of EPS to EPS—assuming dilution is presented below for the nine months ended September 30, 2002 and September 30, 2001:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Nine months ended September 30, 2002
EPS:
Net Income	$271,279	166,544	$1.63
Effect of dilutive securities:
Common stock options		981
Employee stock purchase and savings plan		5
Directors' compensation plans		160
Contingently issuable common stock		1,138

EPS—assuming dilution:
Net income plus assumed conversions	$271,279	168,828	$1.61
Nine months ended September 30, 2001
EPS:
Net Income	$331,685	159,049	$2.08
Effect of dilutive securities:
Common stock options		1,023
Directors' compensation plans		144
Contingently issuable common stock		498

EPS—assuming dilution:
Net income plus assumed conversions	$331,685	160,714	$2.06

        Options to purchase shares of common stock are excluded from the calculation of EPS—assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. For the nine months ended September 30, 2002 and 2001, approximately 2.7 million and 2.1 million shares, respectively, were excluded from the EPS—assuming dilution calculation.

        Also excluded from the EPS—assuming dilution calculation for the nine months ended September 30, 2002, are up to 10.8 million shares issuable pursuant to the stock purchase contracts associated with the preferred trust securities issued by Cinergy Corp. in December 2001. These stock purchase contracts would impact EPS—assuming dilution only to the extent that Cinergy's average stock price were to exceed $34.40 per share, which is the maximum price payable by the holders of the stock purchase contracts, during any period for which earnings per share are presented. As discussed in the 2001 Form 10-K, the number of shares to be issued pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

11.  Ohio Deregulation

        As discussed in the 2001 Form 10-K, in July 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provides for a market development period that began January 1, 2001, and ends no later than December 31, 2005. During the market development period, electric rates to CG&E customers are frozen.

        In May 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. In August 2000, the PUCO approved CG&E's stipulation agreement. Subsequently, two parties filed applications for rehearing with the PUCO. In October 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. In April 2002, the Ohio Supreme Court affirmed the PUCO's stipulated agreement with CG&E with respect to implementing electric customer choice. The Ohio Supreme Court ruling leaves CG&E's transition plan entirely intact.

        Under CG&E's transition plan, retail customers continue to receive transportation services from CG&E, but may purchase electricity from another supplier. Retail customers that purchase electricity from another supplier receive shopping credits from CG&E. The shopping credits generally reflect the costs of electric generation included in CG&E's frozen rates. However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than CG&E's electric generation costs in order to stimulate the development of the competitive electric retail service market.

        A Federal Energy Regulatory Commission order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E. The order also authorizes the transfer of the CG&E generating assets to a non-regulated affiliate. However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E's generation assets. Therefore, while CG&E will continue to pursue any remaining regulatory and other approvals already in process that are necessary for the transfer of CG&E's generation assets, Cinergy does not plan to transfer CG&E's generating assets to a non-regulated affiliate in the foreseeable future.

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

  •
  State, federal and local legislative and regulatory initiatives.

  •
  The timing and extent of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

  •
  Regulatory factors such as changes in the policies or procedures that set rates; changes in our ability to recover expenditures for environmental compliance, purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases.

  •
  Financial or regulatory accounting principles or policies imposed by governing bodies.

  •
  Political, legal, and economic conditions and developments in the United States (U.S.) and the foreign countries in which we have a presence. These would include inflation rates and monetary fluctuations.

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

  •
  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information."

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

        The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the 2001 Form 10-K. The results discussed below are not necessarily indicative of the results that may occur in any future periods.

Introduction

        In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we explain our general operating environment, as well as our liquidity and capital resources and results of operations. Specifically, we discuss the following:

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

Organization

        Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries. As a result of this ownership, we are considered a utility holding company. Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Our other principal subsidiaries are:

  •
  Cinergy Wholesale Energy, Inc.;

  •
  Cinergy Services, Inc. (Services);

  •
  Cinergy Investments, Inc.;

  •
  Cinergy Global Resources, Inc.; and

  •
  Cinergy Technologies, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Environmental Issues

Ambient Air Standards

        In 1997, the Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter. Fine particulate matter refers to very small solid or liquid particles in the air. The EPA has estimated that it will take up to five years to collect sufficient ambient air monitoring data to determine fine particulate matter non-attainment areas. A fine particulate monitoring network was put in place during 1999 and 2000. Following identification of non-attainment areas, the states will identify the sources of particulate emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. We currently cannot predict the exact amount and timing of required reductions.

        On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) ruled that the EPA's final rule establishing the new eight-hour ozone standard and the fine particulate matter standard constituted an invalid delegation of legislative authority, and also that the EPA had improperly failed to consider the beneficial health effects of ozone (shielding from Ultraviolet-B radiation) when it established the NAAQS ozone standards. In June 1999, the EPA appealed the conclusion that its standards constituted an invalid delegation of legislative authority, but did not appeal the decision that it is required to consider the beneficial health effects of ozone when setting the NAAQS. On February 27, 2001, the U.S. Supreme Court (Supreme Court) reversed the Court of Appeals' ruling. However, the Supreme Court invalidated the EPA's implementation procedure for the portion of the case dealing with the eight-hour ozone standard.

        Following the Supreme Court's ruling, the Court of Appeals reconsidered the validity of the eight-hour ozone standard and the fine particulate matter standard, as a number of issues that were raised by the parties were not addressed in its original opinion invalidating those standards. On March 26, 2002, the Court of Appeals ruled in the EPA's favor on all remaining issues. Nonetheless, before the standards can be implemented, the EPA must conduct rulemaking to: (1) assess the beneficial health effects of ozone in connection with the NAAQS ozone standards; and (2) develop an approach for implementing the ozone standard in accordance with the Supreme Court's opinion. At this time, the EPA predicts that emissions reductions will be required in the 2007-2019 timeframe, but we currently cannot predict the exact amount and timing of required reductions.

        See Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information" for additional Environmental Issues and other matters that could effect our liquidity.

Capital Resources

        We meet our current and future capital requirement needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.

Notes Payable and Other Short-term Obligations

Short-term Borrowings

        At September 30, 2002, Cinergy Corp. had $630 million remaining unused and available capacity relating to its $1 billion revolving credit facilities. The revolving credit facilities are comprised of a $400 million, three-year senior revolving credit facility expiring in May 2004 and a $600 million, 364-day senior revolving credit facility expiring in February 2003. At September 30, 2002, certain of our non-regulated subsidiaries had $6 million of unused and available revolving credit lines.

        In our credit facilities, Cinergy Corp. has covenanted to maintain:

  •
  a consolidated net worth of $2 billion; and

  •
  a ratio of consolidated indebtedness to consolidated total capitalization not to exceed 65 percent.

        A breach of these covenants could result in the termination of the credit facilities and the acceleration of the related indebtedness. In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

  •
  bankruptcy;

  •
  defaults in the payment of other indebtedness; and

  •
  judgments against the company that are not paid or insured.

        The latter two events, however, are subject to dollar-based materiality thresholds.

        As of September 30, 2002, our operating companies had regulatory authority to borrow up to a total of $1.27 billion in short-term debt ($671 million for CG&E and its subsidiaries, including $65 million for ULH&P, and $600 million for PSI). As of September 30, 2002, CG&E and its subsidiaries had $667 million (including $63 million for ULH&P) unused and available and PSI had $520 million unused and available under their respective regulatory authority.

Uncommitted Lines

        In addition to revolving credit facilities, Cinergy, CG&E, and PSI also maintain uncommitted lines of credit represented by written, enforceable agreements. However, the lenders under such agreements are not obligated to make advances and, therefore, we pay no fees for these lines of credit. The purpose of these agreements is to provide the framework (including conditions to lending and events of default) for making borrowings at an interest rate and for a term that would be determined at the time that the borrower requests an advance. At September 30, 2002, Cinergy Corp. had uncommitted lines of $65 million, of which $45 million remained unused. CG&E and PSI have established uncommitted lines of $15 million and $60 million, respectively, all of which remained unused at September 30, 2002.

Commercial Paper

        Cinergy Corp. has a commercial paper program with a maximum outstanding principal amount of $800 million. This program is supported by Cinergy Corp.'s $1 billion revolving credit facilities. The commercial paper program at the Cinergy Corp. level, in part, supports the short-term borrowing needs of CG&E and PSI. At September 30, 2002, Cinergy Corp. had $311 million in commercial paper outstanding.

Variable Rate Pollution Control Notes

        CG&E and PSI have issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes). Because the holders of these notes have the right to redeem their notes on a daily, monthly, or annual basis, they are reflected in Notes payable and other short-term obligations in the Balance Sheets for Cinergy, CG&E, and PSI. At September 30, 2002, CG&E and PSI had $196 million and $83 million outstanding in short-term variable rate pollution control notes, respectively. In October 2002, CG&E and PSI redeemed $84 million and $47.6 million, respectively, of variable rate pollution control notes (see Notes 3 and 4 of the "Notes to Financial Statements" in "Part I. Financial Information" for additional information).

Money Pool

        Cinergy Corp., Services, and our operating companies participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P. Any money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

Capital Leases

        Our operating companies are able to enter into capital leases subject to the authorization limitations of the applicable state utility commissions. New financing authority is subject to the approval of the respective commissions. On May 22, 2002, ULH&P received approval from the Kentucky Public Service Commission (KPSC) to enter into up to an additional $25 million of capital lease obligations for the period ending December 31, 2004. On June 26, 2002, PSI received approval from the Indiana Utility Regulatory Commission (IURC) to enter into an additional $100 million of capital lease obligations for the period ending December 31, 2003.

Long-term Debt

        We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana. The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp. The respective state utility commissions regulate the issuance of long-term debt by our operating companies. In June 2000, the SEC issued an order under the PUHCA authorizing Cinergy Corp., over a five-year period expiring in June 2005, to increase its total capitalization based on a balance at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income (loss)) by an additional $5 billion, through the issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30 percent of Cinergy Corp.'s consolidated capital structure and that Cinergy Corp., under certain circumstances, maintains an investment grade rating on its senior debt obligations.

        In July 2002, CG&E filed a shelf registration statement with the SEC for the issuance of up to $700 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock. This shelf registration statement became effective in September 2002, and on September 23, 2002, CG&E sold $500 million of senior unsecured debentures thereby reducing the standby capacity of its shelf registration statement to $200 million. PSI maintains shelf registration statements with the SEC with authority remaining to issue $400 million in unsecured debentures, $205 million in first mortgage bonds, and $40 million in preferred stock. ULH&P may issue up to $30 million in secured or unsecured debt securities and up to $20 million in first mortgage bonds.

        CG&E, PSI, and ULH&P are also subject to the various state public utility commissions for authority to issue securities. At September 30, 2002, PSI had authority to issue up to $452 million in any combination of unsecured debt securities or first mortgage bonds, and ULH&P had authority to issue up to $75 million in secured or unsecured bonds. As a result of the issuance of $500 million of unsecured debentures, CG&E had no remaining authority for the issuance of securities. CG&E intends to file for additional authority from the PUCO in the fourth quarter of 2002.

        On October 18, 2002, PSI filed a petition with the IURC for the purpose of securing authorization and approval to issue promissory notes to Cinergy for the acquisition of the Butler County, Ohio and Henry County, Indiana peaking plants. These peaking plants are currently owned by indirect wholly-

owned subsidiaries of Cinergy. In the petition, PSI seeks the approval to issue two promissory notes to Cinergy. One promissory note will be for the principal amount of $200 million with an annual interest rate of 6.302% and will mature on April 15, 2004. The second promissory note will be for the remainder of the purchase price, which will be determined by the IURC, with an annual interest rate of 6.403% and will mature on September 1, 2004. Each promissory note will be pre-payable at the option of PSI, in whole or in part, at any time before its scheduled maturity, without penalty or premium. The promissory notes will be subordinated and subject in right of payment to the full prior payment of all senior debt of PSI. At this time, PSI cannot predict the outcome of this matter. For further discussion of the acquisition, see "Transfer of Generating Assets to PSI" in "Results of Operations—Future."

Off-Balance Sheet Financing

        As discussed in the 2001 Form 10-K, Cinergy uses special-purpose entities (SPE) to finance various projects. The Financial Accounting Standards Board (FASB) issued an exposure draft in July 2002 on a proposed interpretation of consolidation accounting standards that would significantly change the consolidation requirements for SPEs. We have reviewed the impact of this proposal and, if adopted in its current form, we believe that it would require consolidation of all the SPEs discussed in the 2001 Form 10-K, except the accounts receivable sale facility discussed in Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information." The accounts receivable sale facility involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and this proposal. This exposure draft proposes that SPEs not meeting the required criteria be consolidated at fair value, effective in the second quarter of 2003 for Cinergy.

        As discussed in the 2001 Form 10-K, Cinergy has an arrangement with an SPE that has contracted to buy five combustion turbines (turbines). In the second quarter of 2002, Cinergy exercised its option to purchase the contractual rights to two of the turbines and subsequently sold those rights to third parties. Cinergy recognized a loss of $6.9 million on these sales. The rights to the remaining turbines remain with the SPE.

Securities Ratings

        As of September 30, 2002, the major credit ratings agencies rated our securities as follows:

	Fitch(1)	Moody's(2)	S&P(3)
Cinergy Corp.
Corporate Credit	BBB+	Baa2	BBB+
Senior Unsecured Debt	BBB+	Baa2	BBB
Commercial Paper	F-2	P-2	A-2
Preferred Trust Securities	BBB+	Baa2	BBB
CG&E
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated
PSI
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated
ULH&P
Senior Unsecured Debt	Not Rated	Baa1	BBB

(1)
Fitch IBCA (Fitch)

(2)
Moody's Investors Service (Moody's)

(3)
Standard & Poor's Ratings Services (S&P)

        The lowest investment grade credit rating for Fitch is BBB-, Moody's is Baa3, and S&P is BBB-.

        In April 2002, Moody's affirmed the credit ratings of Cinergy Corp. and its operating subsidiaries, CG&E and PSI. Moody's also removed Cinergy Corp. from review for possible downgrade, and assigned stable outlooks to the debt and preferred stock of Cinergy Corp. and all of its operating subsidiaries.

        In June 2002, S&P affirmed Cinergy Corp.'s corporate credit rating, the rating of the company's commercial paper program, and the secured debt ratings of CG&E and PSI, while lowering the credit ratings on other issuances. S&P removed all of the Cinergy Corp., CG&E, and PSI ratings from CreditWatch with negative implications and assigned a stable outlook.

        Also in June 2002, Fitch affirmed the credit ratings of Cinergy Corp. Fitch also changed the rating outlook on these securities from negative to stable and affirmed the ratings of CG&E and PSI.

        These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity Securities

        In February 2002, Cinergy issued 6.5 million shares of common stock with net proceeds of approximately $200 million. As discussed in the 2001 Form 10-K, in November 2001, Cinergy chose to reinstitute the practice of issuing new Cinergy Corp. common shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. See Note 2 of the "Notes to Financial Statements" in "Part I. Financial Information" for additional information on issued shares.

        In July 2002, Cinergy announced that it is implementing a policy that will generally prohibit executive officers and directors from selling stock acquired by exercising options until 90 days after they leave the company or board.

Guarantees

        Cinergy Corp. has made separate guarantees to certain counterparties regarding performance of commitments by our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures. We are subject to a SEC order under the PUHCA, which limits the amount we can have outstanding under guarantees at any one time to $2 billion. As of September 30, 2002, we had $547 million outstanding under the guarantees issued, of which approximately 75 percent represents guarantees of obligations reflected on Cinergy's Consolidated Balance Sheets. These outstanding guarantees relate to subsidiary and joint venture indebtedness and performance commitments.

Collateral Requirements

        Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade. Based upon our September 30, 2002 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $48 million in collateral related to its gas and power trading operations in connection with a downgrade to anything below an investment grade rating.

2002 QUARTERLY RESULTS OF OPERATIONS—HISTORICAL

Summary of Results

        Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended September 30, 2002 and 2001 were as follows:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2002	2001	2002	2001	2002	2001
			(in thousands)
Electric gross margin	$683,322	$650,671	$356,158	$345,546	$302,089	$268,122
Gas gross margin	37,904	25,020	28,858	28,488	—	—
Net income	130,568	128,471	71,769	89,390	67,643	56,454

(1)
The results of Cinergy also include amounts related to non-registrants.

        Net income for the third quarter of 2002 was $131 million ($.77 per share on a diluted basis) as compared to $128 million ($.80 per share on a diluted basis) for the same period last year. Income before taxes for the period was $176 million compared to $208 million for the same period a year ago. Increased gross margins were offset by higher operating costs. Cinergy's income also reflects a reduction in income taxes primarily related to tax credits associated with the production of synthetic fuel, beginning in July 2002.

Electric Operating Revenues

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)
Retail	$803	$772	4	$426	$423	1	$377	$349	8
Wholesale	1,694	1,747	(3)	1,278	839	52	386	910	(58)
Transportation	4	1	—	4	1	—	—	—	—
Other	53	19	—	40	13	—	14	8	75

Total	$2,554	$2,539	1	$1,748	$1,276	37	$777	$1,267	(39)

(1)
The results of Cinergy also include amounts related to non-registrants.

        Electric operating revenues increased for Cinergy and CG&E and decreased for PSI for the quarter ended September 30, 2002, as compared to 2001. Retail revenues increased for Cinergy and PSI primarily due to increased megawatt hour (MWh) sales as a result of warmer than normal weather for the quarter. The revenue increase also reflects higher realizations and changes in rate tariff adjustments associated with demand-side management programs and certain construction programs (see "Construction Work in Progress" in "Results of Operations-Future"). CG&E's retail revenues were relatively flat for the quarter ended September 30, 2002, as compared to 2001. Increased residential sales, attributable to warmer than normal weather, were offset by decreases in revenue from commercial and industrial customers. This decrease reflects a sluggish economy and the migration of such customers to a transportation-only tariff in connection with the Ohio electric customer choice program.

        Wholesale revenues decreased slightly for Cinergy for the quarter ended September 30, 2002, as compared to 2001. A reduction in the average price received per MWh was partially offset by increases in MWh sold. In addition, PSI's and CG&E's wholesale revenues reflect the implementation of the new joint operating agreement effective April 2002 (see "Termination of Operating Agreement" in "Results of Operations-Future"). In connection with implementation of the new operating agreement, the majority of new wholesale sales transactions entered into since April 2002 were originated on behalf of CG&E.

        Other Electric operating revenues increased for Cinergy and CG&E for the quarter ended September 30, 2002, as compared to 2001, due primarily to third party coal sales.

Gas Operating Revenues

	Cinergy(1)			CG&E and subsidiaries
	2002	2001	% Change	2002	2001	% Change
	(in millions)
Retail	$34	$46	(26)	$34	$46	(26)
Wholesale	1,241	733	69	—	—	—
Transportation	7	6	17	7	6	17
Other	—	1	—	—	1	—

Total	$1,282	$786	63	$41	$53	(23)

(1)
The results of Cinergy also include amounts related to non-registrants.

        Gas operating revenues increased for Cinergy and decreased for CG&E for the quarter ended September 30, 2002, as compared to 2001. Wholesale gas revenues for Cinergy increased for the quarter ended September 30, 2002, as compared to 2001, mainly due to a higher price received per thousand cubic feet (mcf) sold by Cinergy Marketing & Trading, LP (Marketing & Trading). Wholesale natural gas commodity spot prices were approximately 15 percent higher on average than in the third quarter of 2001. Also contributing to Cinergy's wholesale revenues was an increase in the amount of mcf delivered.

        Cinergy's and CG&E's retail gas revenues decreased primarily due to a reduction in retail mcf sales and lower prices received per mcf delivered. The lower price reflects a decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law. Partially offsetting the decrease in wholesale gas commodity costs was an increase in CG&E's base rates, as approved by the PUCO in May 2002 (See "CG&E Gas Rate Case" in "Results of Operations—Future").

Other Revenues

        Other revenues increased for the quarter ended September 30, 2002, as compared to 2001. This increase is primarily due to the sale of synthetic fuel, beginning in July 2002 (see "New Business Initiative" in "Results of Operations—Future").

Operating Expenses

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)
Fuel	$250	$210	19	$114	$88	30	$136	$124	10
Purchased and exchanged power	1,621	1,679	(3)	1,278	843	52	339	875	(61)
Gas purchased	1,244	762	63	12	25	(52)	—	—	—
Operation and maintenance	365	265	38	150	117	28	129	106	22
Depreciation	103	97	6	49	47	4	40	37	8
Taxes other than income taxes	65	59	10	51	43	19	13	15	(13)

Total	$3,648	$3,072	19	$1,654	$1,163	42	$657	$1,157	(43)

(1)
The results of Cinergy also include amounts related to non-registrants.

Fuel

        Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended September 30, 2001, to the quarter ended September 30, 2002:

	Cinergy(1)	CG&E	PSI
	(in millions)
Fuel expense—September 30, 2001	$210	$88	$124
Increase (decrease) due to changes in:
Price of fuel	6	(5)	11
Deferred fuel cost	3	—	3
MWh generation	7	9	(2)
Other(2)	24	22	—

Fuel expense—September 30, 2002	$250	$114	$136

(1)
The results of Cinergy also include amounts related to non-registrants.

(2)
Includes costs of third party coal sales.

Purchased and Exchanged Power

        Purchased and exchanged power expense decreased slightly for Cinergy for the quarter ended September 30, 2002, as compared to 2001. A reduction in the average price paid per MWh was partially offset by increases in MWh volumes purchased. Wholesale electric on-peak commodity prices were nine percent lower on average than the quarter ended last year. As discussed above, CG&E's and PSI's purchased and exchanged power expense also reflects the effects of the implementation of the new joint operating agreement beginning in April 2002.

Gas Purchased

        Gas purchased expense increased for Cinergy and decreased for CG&E for the quarter ended September 30, 2002, as compared to 2001. Cinergy's gas purchased expense increased primarily due to an increase in the average cost per mcf of gas purchased by Marketing & Trading. Wholesale natural gas commodity spot prices were approximately 15 percent higher on average for the quarter ended September 30, 2002, as compared to 2001. Also, contributing to Cinergy's increase was increased volumes purchased by Marketing & Trading. CG&E's gas purchased expense decrease reflects a reduction in volumes purchased and a decrease in the average cost purchased per mcf. CG&E's wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Operation and Maintenance

        Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2002, as compared to 2001. Approximately 40 percent of Cinergy's increase reflects costs associated with the production of synthetic fuel, beginning in July 2002. Additionally, Cinergy's, CG&E's, and PSI's increase reflects the recognition of the remaining costs associated with employee severance programs, which began in the second quarter of 2002, increased costs of employee compensation and benefit programs, and higher transmission expenses. Cinergy's and PSI's increase also reflects increased amortization of demand-side management expenditures.

Depreciation

        Depreciation expense increased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2002, as compared to 2001, primarily attributable to the addition of depreciable plant, including Cinergy's acquisitions of non-regulated peaking generation in 2001.

Taxes Other Than Income Taxes

        Taxes other than income taxes increased for Cinergy and CG&E for the quarter ended September 30, 2002, as compared to 2001. This increase is primarily attributable to increased property taxes.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

        Equity in earnings (losses) of unconsolidated subsidiaries increased for the quarter ended September 30, 2002, as compared to 2001, primarily due to changes in the market valuation of certain technology investments.

Interest

        Interest expense decreased for Cinergy for the quarter ended September 30, 2002, as compared to 2001. This decrease was primarily the result of lower interest rates.

Preferred Dividend Requirement of Subsidiary Trust

        Preferred dividend requirement of subsidiary trust expense relates to quarterly payments to be made to holders of Cinergy's preferred trust securities, which were issued in December 2001.

Income Taxes

        Income tax expense decreased for Cinergy for the quarter ended September 30, 2002, as compared to 2001, primarily due to tax credits associated with the production of synthetic fuel, beginning in July 2002. CG&E's income tax expense decreased for the quarter ended September 30, 2002, as compared to 2001, primarily due to a decrease in taxable income.

2002 YEAR TO DATE RESULTS OF OPERATIONS—HISTORICAL

Summary of Results

        Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the nine months ended September 30, 2002 and 2001 were as follows:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2002	2001	2002	2001	2002	2001
	(in thousands)
Electric gross margin	$1,820,896	$1,707,077	$949,150	$899,791	$795,513	$712,080
Gas gross margin	158,726	169,343	132,036	143,142	—	—
Net income	271,279	331,685	202,024	220,366	135,440	132,103

(1)
The results of Cinergy also include amounts related to non-registrants.

        Net income for the nine months ended September 30, 2002 was $271 million ($1.61 per share on a diluted basis) as compared to $332 million ($2.06 per share on a diluted basis) for the same period last year. Income before taxes for the period was $395 million compared to $512 million for the same period a year ago. Increased total gross margins were offset by the recognition of approximately $71 million of costs associated with employee severance programs and charges related to the write-off of certain equipment and technology investments, and higher operating costs.

Electric Operating Revenues

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)
Retail	$2,121	$2,052	3	$1,101	$1,116	(1)	$1,020	$935	9
Wholesale	2,930	4,738	(38)	2,043	2,273	(10)	826	2,422	(66)
Transportation	9	2	—	9	2	—	—	—	—
Other	118	46	—	97	30	—	28	24	17

Total	$5,178	$6,838	24	$3,250	$3,421	(5)	$1,874	$3,381	(45)

(1)
The results of Cinergy also include amounts related to non-registrants.

        Electric operating revenues for Cinergy, CG&E, and PSI decreased for the nine months ended September 30, 2002, as compared to 2001. Cinergy's and CG&E's decrease in wholesale revenues primarily reflects a reduction in the average price received per MWh. Additionally, the decrease in PSI's wholesale revenues primarily reflect the implementation of the new joint operating agreement effective April 2002 (see "Termination of the Operating Agreement" in "Results of Operations-Future"). In connection with implementation of the new operating agreement, the majority of new wholesale sales transactions entered into since April 2002 were originated on behalf of CG&E.

        Retail revenues increased for Cinergy and PSI due to increased MWh sales, as a result of warmer than normal weather. Also contributing to the increase were higher realizations and changes in rate tariff adjustments associated with demand-side management, Purchase Power Tracker (Tracker), and fuel cost recovery programs. The cost of fuel for PSI's retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism. CG&E's retail revenues were relatively flat for the nine months ended September 30, 2002, as compared to 2001. Increased residential sales, attributable to warmer than normal weather, were offset by decreases in revenue from commercial and industrial customers. This decrease reflects a sluggish economy and the migration of such customers to a transportation-only tariff, in connection with the Ohio electric customer choice program.

        Other Electric operating revenues increased for Cinergy and CG&E for the nine months ended September 30, 2002, as compared to 2001, due primarily to third party coal sales.

Gas Operating Revenues

	Cinergy(1)			CG&E and subsidiaries
	2002	2001	% Change	2002	2001	% Change
	(in millions)
Retail	$242	$422	(43)	$242	$422	(43)
Wholesale	3,026	3,380	(10)	—	—	—
Transportation	32	29	10	32	29	10
Other	2	6	(67)	3	7	(57)

Total	$3,302	$3,837	(14)	$277	$458	(40)

(1)
The results of Cinergy also include amounts related to non-registrants.

        Gas operating revenues for Cinergy and CG&E decreased for the nine months ended September 30, 2002, as compared to 2001. Decreases in retail gas revenues were primarily due to a lower price received per mcf delivered. The lower price reflects a substantial decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism.

        Cinergy's decrease in wholesale gas revenues was mainly due to a lower price received per mcf sold by Marketing & Trading. Wholesale natural gas commodity spot prices were 33 percent lower on average than in the nine months ended 2001. This decrease was partially offset by an increase in the amount of mcf delivered.

Other Revenues

        Other revenues increased for the nine months ended September 30, 2002, as compared to 2001. This increase is primarily due to the sale of synthetic fuel, beginning in July 2002.

Operating Expenses

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)
Fuel	$672	$606	11	$303	$268	13	$357	$332	8
Purchased and exchanged power	2,685	4,525	(41)	1,998	2,253	(11)	722	2,337	(69)
Gas purchased	3,143	3,668	(14)	145	315	(54)	—	—	—
Operation and maintenance	973	782	24	394	349	13	386	302	28
Depreciation	304	278	9	146	139	5	116	111	5
Taxes other than income taxes	202	176	15	150	136	10	47	38	24

Total	$7,979	$10,035	(20)	$3,136	$3,460	(9)	$1,628	$3,120	(48)

(1)
The results of Cinergy also include amounts related to non-registrants.

Fuel

        Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the nine months ended September 30, 2001, to the nine months ended September 30, 2002:

	Cinergy(1)	CG&E	PSI
	(in millions)
Fuel expense—September 30, 2001	$606	$268	$332
Increase (decrease) due to changes in:
Price of fuel	1	(17)	18
Deferred fuel cost	13	—	13
MWh generation	4	10	(6)
Other(2)	48	42	—

Fuel expense—September 30, 2002	$672	$303	$357

(1)
The results of Cinergy also include amounts related to non-registrants.

(2)
Includes costs of third party coal sales.

Purchased and Exchanged Power

        Purchased and exchanged power expense decreased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2002, as compared to 2001. Cinergy's and CG&E's decrease is due primarily to a reduction in the purchase price. Partially offsetting this decrease in purchase price was an increase in volumes purchased. As discussed above, CG&E's and PSI's purchased and exchanged power expense also reflects the effects of the implementation of the new joint operating agreement beginning in April 2002.

Gas Purchased

        Gas purchased expense decreased for Cinergy and CG&E for the nine months ended September 30, 2002, as compared to 2001. Cinergy's decrease is primarily due to a decrease in the average cost per mcf of gas purchased by Marketing & Trading. Wholesale natural gas commodity spot prices were 33 percent lower on average than the nine months ended last year. CG&E's gas purchased expense decreased primarily due to a decrease in the average cost purchased per mcf. CG&E's wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Operation and Maintenance

        Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2002, as compared to 2001. Cinergy's, CG&E's, and PSI's increase reflects the recognition of costs associated with employee severance programs, which began in the second quarter of 2002, increased costs of employee compensation and benefit programs, and higher transmission expenses. Cinergy's and PSI's increase also reflects increased amortization of demand-side management expenditures. Additionally, Cinergy's increase includes costs associated with the production of synthetic fuel, beginning in July 2002.

Depreciation

        Depreciation expense increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2002, as compared to 2001, primarily attributable to the addition of depreciable plant, including Cinergy's acquisitions of non-regulated peaking generation in 2001.

Taxes Other Than Income Taxes

        Taxes other than income taxes increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2002, as compared to 2001. This increase is primarily attributable to increased property taxes.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

        Equity in earnings (losses) of unconsolidated subsidiaries increased for the nine months ended September 30, 2002, as compared to 2001, primarily due to changes in the market valuation of certain technology investments recognized in 2001, and the dissolution of a subsidiary.

Miscellaneous—Net

        Miscellaneous—net expense increased for Cinergy for the nine months ended September 30, 2002, as compared to 2001, primarily reflecting the write-off of certain equipment and technology investments.

Interest

        Interest expense decreased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2002, as compared to 2001, primarily as a result of lower interest rates.

Preferred Dividend Requirement of Subsidiary Trust

        Preferred dividend requirement of subsidiary trust relates to quarterly payments to be made to holders of Cinergy's preferred trust securities, which were issued in December 2001.

Income Taxes

        Income tax expense decreased for Cinergy and PSI for the nine months ended September 30, 2002, as compared to 2001. This decrease was primarily due to the decrease in taxable income. Also contributing to Cinergy's decrease were tax credits associated with the production of synthetic fuel beginning July 2002. CG&E's income tax expense increased for the nine months ended September 30, 2002, as compared to 2001, primarily reflecting tax changes, including state rate changes, due to deregulation.

ULH&P

        The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 2002, in accordance with General Instruction H(2)(a) of Form 10-Q.

        Electric and gas margins and net income for ULH&P for the nine months ended September 30, 2002 and 2001, were as follows:

	ULH&P
	2002	2001
	(in thousands)
Electric gross margin	$52,255	$61,164
Gas gross margin	22,652	26,740
Net income	9,110	26,854

Electric Gross Margin

        Electric operating revenues decreased $5.4 million for the nine months ended September 30, 2002, as compared to 2001, primarily due to recognition of revenues in 2001 which were previously deferred subject to refund in connection with a 2000 retail rate filing with the KPSC. A settlement was reached in May 2001, allowing ULH&P to retain these revenues. Warmer than normal weather partially offset the decrease in revenues. Electricity purchased from parent company for resale increased $3.5 million for the nine months ended September 30, 2002, as compared to 2001, due to a new wholesale power contract with CG&E that became effective in January 2002. This five-year agreement is a negotiated fixed-rate contract that replaced the previous cost of service based contract that expired on December 31, 2001.

Gas Gross Margin

        Gas operating revenues decreased $29.2 million for the nine months ended September 30, 2002, as compared to 2001. This decrease is primarily due to lower price received per mcf. The lower price reflects a substantial decrease in the wholesale gas commodity cost. Partially offsetting the decrease in gas revenues was an increase in ULH&P's base rates approved by the KPSC in January 2002 (see "ULH&P Gas Rate Case" in "Results of Operations—Future"). Gas purchased expenses decreased $25.1 million for the nine months ended September 30, 2002, as compared to 2001, due to lower prices paid per mcf. The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

Operation and Maintenance

        Operation and maintenance expense increased $9.2 million for the nine months ended September 30, 2002, as compared to 2001, due primarily to higher transmission costs associated with the new wholesale power contract with CG&E that became effective in January 2002.

Miscellaneous—net

        Miscellaneous—net expense increased for the nine months ended September 30, 2002, as compared to 2001, primarily due to the expensing of previously deferred costs, that were denied recovery in the final order on ULH&P's gas rate case.

Income Taxes

        Income tax expense decreased for the nine months ended September 30, 2002, as compared to 2001, primarily due to a reduction in taxable income.

RESULTS OF OPERATIONS—FUTURE

Electric Industry

Wholesale Market Developments

Federal Energy Regulatory Commission (FERC) Notice of Proposed Rulemaking (NOPR)

        In July 2002, the FERC issued a NOPR on "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design", that proposed significant changes designed to create genuine wholesale competition, efficient transmission systems, the right pricing signals for investment in transmission, generation facilities and demand reduction, and more customer options. Market monitoring and market power mitigation proposals are also critical parts of the proposals for standardized power market rules. Among other things, the FERC also proposes to amend its regulations under the Federal Power Act to modify the proforma open access transmission tariff established under the FERC's Order No. 888 to remedy remaining undue discrimination in the provision of interstate transmission services and in other industry practices, and to assure just and reasonable rates within and among regional power markets. FERC proposes to require all public utilities with open access transmission tariffs to file modifications to their tariffs to reflect non-discriminatory, standardized transmission services and standardized wholesale electric market design. FERC proposes a phased compliance process. By July 31, 2003, all public utilities that own, operate, or control interstate transmission facilities must file revised open access transmission tariffs to become effective September 30, 2003, that place transmission service for bundled retail customers under the same terms and conditions of service as wholesale transmission. By December 1, 2003, all public utilities that own, control, or operate interstate transmission facilities must file revised open access transmission tariffs, to become effective no later than September 30, 2004, or such other time as directed by the FERC, that reflect all of the remaining revisions and requirements of the Final Rule in the proceeding. Cinergy is currently evaluating this ruling and at this time cannot determine the impact to either our financial position or results of operations.

Retail Market Developments

Ohio

        As discussed in the 2001 Form 10-K, in July 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provides for a market development period that began January 1, 2001, and ends no later than December 31, 2005. During the market development period, electric rates to CG&E customers are frozen.

        In May 2000, CG&E reached a stipulated agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. In August 2000, the PUCO approved CG&E's stipulation agreement. Subsequently, two parties filed applications for rehearing with the PUCO. In October 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. In April 2002, the Ohio Supreme Court affirmed the PUCO's stipulated agreement with CG&E with respect to implementing electric customer choice. The Ohio Supreme Court ruling leaves CG&E's transition plan entirely intact.

        Under CG&E's transition plan, retail customers continue to receive transportation services from CG&E, but may purchase electricity from another supplier. Retail customers that purchase electricity from another supplier receive shopping credits from CG&E. The shopping credits generally reflect the costs of electric generation included in CG&E's frozen rates. However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than CG&E's electric generation costs in order to stimulate the development of the competitive electric retail service market.

        A FERC order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E. The order also authorizes the transfer of the CG&E generating assets to a non-regulated affiliate. However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E's generation assets. Therefore, while CG&E will continue to pursue any remaining regulatory and other approvals already in process that are necessary for the transfer of CG&E's generation assets, Cinergy does not plan to transfer CG&E's generating assets to a non-regulated affiliate in the foreseeable future. For further discussion of the joint dispatch agreement, see "Termination of Operating Agreement."

Supply-side Actions

        In December 2001, PSI filed a petition with the IURC to acquire the Butler County, Ohio and Henry County, Indiana peaking plants from subsidiaries of Cinergy Capital & Trading, Inc. (Capital & Trading). This transfer, if approved, will increase PSI's generating portfolio by approximately 800 megawatts (MW). See "Transfer of Generating Assets to PSI" for additional information.

Demand-side Actions

        In July 2002, we experienced record peak loads of 11,133 MW, 5,265 MW, and 6,088 MW for Cinergy, CG&E, and PSI, respectively. Cinergy and CG&E subsequently set new record peak loads of 11,305 MW and 5,311 MW, respectively, in August 2002. We met customer demands with our own supply and planned purchases from other regional electric suppliers.

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

        On December 15, 2001, the Midwest ISO initiated startup of its operations with the provision of a variety of support or stand-alone services to its transmission owning members. The Midwest ISO achieved full startup, including implementation of tariff administration, on February 1, 2002. Although the Midwest ISO continues to develop, modify, and enhance its various operating practices, it has assumed functional control of the transmission systems of its member companies, including the Cinergy utilities. The impact of this transfer was not material to our financial position or results of operations.

        In July 2002, the FERC issued a NOPR that proposed significant changes to the electricity wholesale market. At this time we are unable to determine the impact of the NOPR upon the Midwest ISO and Cinergy. See "Federal Energy Regulatory Commission Notice of Proposed Rulemaking" for further discussion.

        Finally, in its July 17, 2002 open meeting and subsequent orders, FERC reaffirmed its expectation that the Midwest ISO and the PJM Interconnection, LLC (PJM) implement a common wholesale market between them by October 1, 2004. FERC also imposed more immediate deadlines upon the Midwest ISO, PJM, and various other parties to establish certain protocols, including the elimination of pancaked transmission rates between the Midwest ISO and PJM, necessary to establish a "virtual" single regional transmission organization among the Midwest ISO and PJM companies. As part of the FERC orders, the FERC has opened an investigation under Section 206 of the Federal Power Act into the justness and reasonableness of the "through and out" transmission rates of the Midwest ISO and

PJM. Cinergy is participating in the Section 206 hearing, along with the other transmission owners who are members or potential members of the Midwest ISO or PJM. Pursuant to an order issued in July 2002, the FERC indicated that it plans to issue a decision by July 31, 2003. As part of this proceeding, Cinergy is advocating the removal of pancaked transmission rates between the Midwest ISO and PJM including all of the former Alliance Regional Transmission Organization companies, as well as lost revenue recovery for transmission owners who are affected by the removal of the pancaked transmission rates. At this time, Cinergy cannot determine the impact of either the FERC orders or the related Section 206 investigation upon either our financial position or results of operations.

Federal Update

Energy Bill

        President George W. Bush (President Bush), in conjunction with the work of an inter-agency energy task force headed by Vice President Richard Cheney, developed a number of recommendations to address the energy security needs of America. The U.S. House of Representatives (House) passed its version of energy security legislation, H.R. 4 in 2001 and the U.S. Senate (Senate) passed its version, S. 517, on April 25, 2002. The bill remains in a joint House/Senate Conference Committee. Many issues are yet to be resolved and may not result in a final bill that will be acceptable to both Houses of Congress before this congressional session ends.

        Both House and Senate versions of the energy bill include tax provisions for favorable gas distribution line depreciation changes, tax incentives for combined heat and power facilities and for other non-traditional fuel sources such as biomass.

        The Senate bill includes an electricity provision that calls for repeal of the PUHCA with consumer protection provisions and increased oversight by the FERC over mergers. The Senate bill also includes a Renewable Portfolio Standard, mandating that utilities purchase an increasing percent of power from renewable sources.

        At this time, it is not possible to predict whether energy legislation will pass by the end of this session of Congress or what provisions affecting Cinergy will be included. Because of this, it is not possible at this time to determine the impact of the pending legislation on our financial position or results of operations.

Significant Rate Developments

Purchased Power Tracker

        As discussed in the 2001 Form 10-K, in May 1999, PSI filed a petition with the IURC seeking approval of a Tracker. This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause.

        A hearing was held before the IURC in February 2001, to determine whether it was appropriate for PSI to continue the Tracker for future periods. In April 2001, a favorable order was received extending the Tracker process for two years, through the summer of 2002. PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portions), with the remaining 10 percent deferred for subsequent recovery in PSI's next general rate case.

        In June 2001, PSI filed a petition with the IURC seeking approval of the recovery of its summer 2001 purchased power costs through the Tracker. In October 2001, PSI filed an amended petition with the IURC, seeking approval of the costs associated with additional power purchases made during July and August 2001. In February 2002, the IURC issued an order approving the recovery of $15.3 million of PSI's summer 2001 purchase power costs via the Tracker. The remaining $1.7 million was deferred for subsequent recovery in PSI's next general rate case. In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002 and seek recovery of power purchases made year-round (rather than just in the summer months) as needed to maintain adequate reserves. A hearing is scheduled for the first quarter of 2003.

        In June 2002, PSI filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs. A hearing is scheduled for the first quarter of 2003.

Termination of Operating Agreement

        As discussed in the 2001 Form 10-K, CG&E, PSI, and Services filed a notice of termination of the operating agreement with the FERC in October 2000. In December 2000, the FERC ruled that the companies have the contractual right to terminate the agreement and established a termination effective date in May 2001 and also set a hearing date in May 2001 on the issue of the reasonableness of termination.

        Certain parties appealed the FERC's decision to establish a termination date. In March 2001, the IURC initiated an investigation proceeding into the termination of the operating agreement. In May 2001, the parties to the FERC proceeding reached a settlement agreement resolving the termination issues and certain compensation and damage issues. The settlement agreement was approved by the FERC in June 2001 and delayed the termination of the existing operating agreement until a new successor agreement was approved by the FERC.

        In August 2001, the parties to both the IURC proceeding and the previous FERC proceeding entered into two complementary settlement agreements. Both the IURC and FERC agreements were conditioned upon FERC acceptance of the proposed successor agreements. The IURC settlement agreement was approved by the IURC in September 2001. Cinergy filed the successor agreements with the FERC in October 2001 and in March 2002, the FERC approved the successor agreements. The successor agreements allow Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E at market based pricing. The successor agreements were implemented effective in April 2002.

PSI Fuel Adjustment Charge

        As discussed in the 2001 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to IURC approval under a fuel recovery mechanism. In June 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. In June 2001, PSI formally requested that the IURC reconsider its disallowance decision. In August 2001, the IURC indicated that it would reconsider its decision and PSI continued the deferral of these costs. In August 2002, the IURC issued its final ruling allowing PSI to fully recover the $14 million.

        In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under-billed deferred fuel costs incurred from March 2001 through May 2001. The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under-billed deferred fuel costs. A hearing was held on July 30, 2002. We anticipate a decision in the fourth quarter of 2002.

Construction Work in Progress (CWIP) Ratemaking Treatment for Nitrogen Oxide (NOX ) Equipment

        During the third quarter of 2001, PSI filed an application with the IURC requesting CWIP ratemaking treatment for costs related to NOX equipment currently being installed at certain PSI generation facilities. CWIP ratemaking treatment allows for the recovery of carrying costs on the equipment during the construction period. PSI filed its case-in-chief testimony in January 2002. In

July 2002, the IURC approved the application allowing PSI to commence CWIP ratemaking treatment for its NOX equipment investments made through December 31, 2001. Initially this rate adjustment will result in approximately a one percent increase in customer rates. Under the IURC's CWIP rules, PSI may update its CWIP Tracker at six-month intervals. The IURC's July order also authorized PSI to defer, for subsequent recovery, post-in-service depreciation and to continue the accrual for allowance for funds used during construction. Pursuant to FASB Statement No. 92, Regulated Enterprises—Accounting for Phase-in Plans, the equity component of allowance for funds used during construction will not be deferred for financial reporting.

        On September 4, 2002, PSI filed its first six-month CWIP Tracker update with the IURC, covering investments made in NOX emission reduction equipment from January 1, 2002 through June 30, 2002. An IURC order allowing for the recovery of these incremental expenditures is expected during the first quarter of 2003.

Transfer of Generating Assets to PSI

        In December 2001, PSI filed a petition with the IURC requesting approval, under Indiana's Power Plant Construction Act, to acquire the Butler County, Ohio and Henry County, Indiana peaking plants from their current owners, subsidiaries of Capital & Trading, to address its need for increased generating capacity. PSI, the IURC Staff, and the Indiana Utility Consumer Counselor reached a settlement agreement in September 2002, which if approved by the IURC, would authorize PSI to purchase the two peaking plants. Other parties are still opposing PSI's proposed purchase of these plants. A hearing before the IURC was held in October 2002. PSI anticipates receiving an IURC order in this case during the fourth quarter of 2002.

        In September 2002, PSI and the applicable Capital & Trading subsidiaries filed applications with the SEC under PUHCA and the FERC under the Federal Power Act requesting authorization for the transfer. However, in October 2002, the SEC notified PSI that the transaction is exempt from the SEC's jurisdiction under PUHCA and accordingly PSI and the Capital & Trading subsidiaries withdrew the SEC application. In October 2002, several parties intervened and filed protests in the proceeding before the FERC, opposing the transfer. Cinergy timely filed an answer to these protests. Cinergy expects the FERC to issue an order in this case during the fourth quarter of 2002.

2002 Purchased Power Costs

        In May 2002, the IURC approved a settlement agreement between PSI, the IURC staff, and the Indiana Office of Utility Consumer Counselor pertaining to PSI's 2002 purchased power arrangements. This agreement allows PSI to purchase the output of the Henry County, Indiana and Butler County, Ohio peaking plants through December 31, 2002. The parties also agreed to not challenge the recovery of costs for the purchase of power from these plants, as well as the costs of additional purchases needed for reliability purposes, through PSI's Tracker. The order also provides for cost recovery of energy charges associated with PSI's 2002 reliability purchases through the fuel cost recovery mechanism.

Gas Industry

ULH&P Gas Rate Case

        On May 4, 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services by $7.3 million annually, or 8.4 percent overall. In addition to an increase in base rates, ULH&P requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $112 million over the next ten years. A hearing on this matter was held in November 2001 and an order was issued on January 31, 2002. In the order, the KPSC authorized a base rate increase of $2.7 million, or 2.8 percent overall, to be effective on January 31, 2002. In addition, the KPSC authorized ULH&P to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program for an initial period of three years, with the possibility of renewal for the full ten years. Per the terms of the order, the tracker will be set annually. The first filing was made on March 27, 2002 and was approved by the KPSC in an order issued on August 30, 2002. The Kentucky Attorney General (Attorney General) has appealed the KPSC's approval of the tracking mechanism to the Franklin Circuit Court (Court). The KPSC's August 30, 2002 order requires ULH&P to maintain records of the revenues collected under the tracking mechanism to enable ULH&P to refund such revenues, in case the Attorney General's appeal is upheld and the KPSC orders a refund. ULH&P filed an application for rehearing with the KPSC on September 20, 2002, in which ULH&P requested that the KPSC eliminate this requirement. On October 7, 2002, the KPSC issued an order granting ULH&P's application for rehearing in part. The KPSC's order clarified that ULH&P must maintain its records of the revenues collected under the tracking mechanism in case a refund is ordered at a later date; however, the KPSC's order stated that it will not address the issue of whether to order a refund unless the Court rules that the KPSC lacked the requisite authority to approve the tracking mechanism. As a result, ULH&P will not record these revenues as subject to refund unless the Court so rules. At the present time, ULH&P cannot predict the outcome of this litigation.

CG&E Gas Rate Case

        On July 31, 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution services by approximately $26 million, or 5 percent overall. Simultaneously, CG&E requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $716 million over the next ten years. CG&E entered into a settlement agreement with most of the parties to the case, resolving most of the issues, and CG&E filed the settlement agreement with the PUCO on April 17, 2002. The settlement agreement provides for a base rate increase of $15.1 million or 3.3 percent and also provides for implementation of the tracking mechanism, subject to rate caps, through the date of CG&E's next base rate case. CG&E agreed, as part of the settlement agreement, not to file a new gas base rate case prior to January 1, 2004, absent certain exceptional circumstances. On May 30, 2002, the PUCO issued an order approving the settlement.

CG&E Gas Hedging Program

        As discussed in the 2001 Form 10-K, in July 2001, CG&E filed an application with the PUCO requesting pre-approval of its gas procurement-hedging program. This request was subsequently denied. However, in denying CG&E's request for pre-approval of a hedging program, the PUCO order provided clarification that prudently incurred hedging costs are a valid component of CG&E's gas purchasing strategy. As a result, CG&E hedged approximately 50 percent of its winter 2001/2002 base load requirements, using primarily fixed price forward contracts and contracts with a ceiling and floor on the price. These contracts employ the normal purchases and sales exemption, and do not involve Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, (Statement 133) hedges. CG&E was authorized to recover the hedging program costs through its gas cost recovery mechanism.

Market Risk Sensitive Instruments and Positions

        The transactions associated with the Energy Merchant Business Unit (Energy Merchant) energy marketing and trading activities give rise to various risks, including price risk. Price risk represents the potential risk of loss from adverse changes in market price of electricity or other energy commodities. As Energy Merchant continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater. As a result, we may be subject to increased future earnings volatility.

        The changes in fair value of the energy risk management assets and liabilities for the period ended September 30, 2002, are presented in the table below:

Change in Fair Value
September 30, 2002
(in millions)

Year to Date September 30
Fair value of contracts outstanding at beginning of period:	$18
Inception value of new contracts when entered(1)	6
Changes in fair value attributable to changes in valuation techniques and assumptions(2)	14
Other changes in fair value(3)	72
Option premiums paid/(received)	24
Contract reclassifications(4)	14
Contract acquisition(5)	(16)
Contracts settled	(38)

Fair value of contracts outstanding at end of period	$94

(1)
Represents fair value, recognized in income, attributable to long-term, structured contracts, primarily in power, which is recorded on the date a deal is signed. These contracts are primarily with end-use customers or municipalities that seek to limit their risk to power price volatility. While caps and floors often exist in such contracts, the amount of power supplied can vary from hour to hour to mirror the customers load volatility. See "Accounting Changes" for additional information regarding inception gains.

(2)
Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.

(3)
Represents changes in fair value, recognized in income, primarily attributable to fluctuations in price. This amount includes both realized and unrealized gains on energy trading contracts.

(4)
Represents reclassifications of the settlement value of contracts that have been terminated as a result of counterparty non-performance to non-current other liabilities. These contracts no longer have price risk and are therefore not considered energy trading contracts.

(5)
Capital & Trading acquired a portfolio of gas contracts and inventory in July 2002. This amount represents the fair value of net Energy Risk Management Liabilities assumed. There was no inception gain or loss recognized at the date of acquisition.

        The following table presents the expected maturity of the Energy risk management assets and Energy risk management liabilities as of September 30, 2002:

	Fair Value of Contracts at September 30, 2002
	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
Prices actively quoted	$18	$(5)	$—	$—	$13
Prices based on models and other valuation methods	29	32	8	12	81

Total	$47	$27	$8	$12	$94

(1)
Active quotes are considered to be available for two years for standard electricity transactions and three years for standard gas transactions. Non-standard transactions are classified based on the extent, if any, of modeling used in determining fair value. Long-term transactions can have portions in both categories depending on the tenor.

Concentrations of Credit Risk

        Credit risk is the exposure to economic loss that would occur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. Specific components of credit risk include counterparty default risk, collateral risk, concentration risk, and settlement risk.

Energy Trading Credit Risk

        Cinergy's extension of credit for energy marketing and trading is governed by a Corporate Credit Policy. Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures. Exposures to credit risks are monitored daily by the Corporate Credit Risk function. As of September 30, 2002, approximately 98 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade. Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity. Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

        In December 2001, Enron Corp. (Enron) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. We decreased our trading activities with Enron in the months prior to its bankruptcy filing. We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the U.S. Bankruptcy Code, as approved by the court. While we cannot predict the court's resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations. While most of our contracts with Enron were considered trading and thus recorded at fair value, a few contracts were accounted for utilizing the normal exemption under Statement 133 (see Note 1(d)(iv) of the "Notes to Financial Statements" in "Item 1. Financial Information"). These contracts were recognized at fair value when the contracts were terminated in the fourth quarter of 2001.

        We continually review and monitor our credit exposure to all counterparties and secondary counterparties. If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry. Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty's financial status or public debt ratings.

Accounting Changes

Energy Trading

        The Emerging Issues Task Force (EITF) has been discussing several issues related to the accounting and disclosure of energy trading activities under EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10). In June 2002, the EITF reached a consensus in EITF Issue 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities requiring all realized and unrealized gains and losses on energy trading contracts be presented net in the income statement, whether or not settled physically. However, the EITF rescinded this consensus in October 2002 and replaced it with a requirement to present all gains and losses on energy trading derivatives on a net basis beginning in 2003. In addition, certain non-derivative contracts used in our trading activities would have been required to be presented net under the June 2002 consensus. Under the new consensus, these contracts will likely continue to be presented gross. Since most of our energy trading activities involve derivatives, we believe this new consensus will not have a substantially different impact than the June 2002 consensus, other than deferring the ultimate implementation date. We continue to expect substantial reductions in Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense as a result of adopting net reporting. However, Operating Income and Net Income will not be affected by this change. Operating Revenues for Cinergy, CG&E, and PSI, under the EITF's June 2002 consensus regarding net presentation, would have been as follows:

	September 30, 2002
	Quarter Ended	Year to Date
	(in millions)
Cinergy(1)	$1,098	$2,986
CG&E and subsidiaries	526	1,566
PSI	472	1,222

(1)
The results of Cinergy also include amounts related to non-registrants.

        In October 2002, the EITF reached a consensus to rescind EITF 98-10. All energy trading contracts that do not qualify as a derivative will no longer be accounted for at fair value. Instead, accrual accounting will be used. The consensus is immediately effective for all new contracts executed after October 25, 2002, and will require a cumulative effect adjustment to income after tax in the first quarter of 2003 for all contracts executed prior to October 25, 2002. The magnitude of this adjustment will depend on the fair value as of January 1, 2003, of energy trading contracts meeting the criteria outlined above. Cinergy has begun reviewing the various contracts to determine the effect of this change.

        During the October 2002 meeting, the EITF also rescinded a prior consensus reached in the June 2002 meeting regarding new disclosures for energy trading activities. In addition, the EITF elected not to provide guidance at this time on the recognition of inception gains on energy trading transactions. However, the decision to rescind EITF 98-10 will eliminate the recognition of inception gains on contracts that do not meet the definition of a derivative since such contracts will be accounted for on an accrual basis.

Business Combinations and Intangible Assets

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Statement 142 requires that goodwill be assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards. This test must be applied at the "reporting unit" level, which is not permitted to be broader than the current business segments discussed in Note 9 of the "Notes to Financial Statements" in "Item 1. Financial Information". Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, is not material to our financial position or results of operations. We have identified the reporting units for Cinergy and finalized the initial transition impairment test. Based on the result of this test, the transition impact of applying Statement 142 is not material to our financial position or results of operations. We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

Asset Retirement Obligations

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time the obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment. Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases. We currently accrue costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding charge to accumulated depreciation, as allowed by each regulatory jurisdiction. For assets that we conclude have a retirement obligation under Statement 143, the accounting we currently use will be modified to comply with this standard. We will adopt Statement 143 in the first quarter of 2003. We have formed an implementation team and are continuing to analyze the impact of this statement. However, at this time, we have not determined whether its implementation will be material to our financial position or results of operations.

Derivatives

        During 1998, the FASB issued Statement 133. This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments, which are not exempt under certain provisions of Statement 133, as assets or liabilities, measured at fair value (i.e., mark-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use fair value accounting, the effects of implementation were not material.

        Our adoption did not reflect the potential impact of applying fair value accounting to selected electricity options and capacity contracts. We had not historically accounted for these instruments at fair value because they were intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While many of the criteria in this guidance are consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material to our financial position or results of operations. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

        In December 2001, the FASB staff revised the current guidance to make the evaluation of whether electricity contracts qualify as normal purchases and sales more qualitative than quantitative. This new guidance uses several factors to distinguish between capacity contracts, which qualify for the normal purchases and sales exemption, and options, which do not. These factors include deal tenor, pricing structure, specification of the source of power, and various other factors. We adopted this guidance in the third quarter of 2002, and its impact was not material to our financial position or results of operations.

        In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity at a fixed price (an option component). While this guidance was issued primarily to address optionality in fuel supply contracts, it applies to all derivatives (subject to certain exceptions for capacity contracts in electricity discussed in the previous paragraphs). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. We adopted this guidance in the second quarter of 2002, consistent with the transition provisions. Cinergy has certain contracts that contain fixed-price optionality, primarily coal contracts, which we reviewed to determine the impact of this new guidance. Due to a lack of liquidity with respect to coal markets in our region, we determined that our coal contracts do not meet the net settlement criteria of Statement 133 and thus do not qualify as derivatives. Given these conclusions, the results of applying this new guidance were not material to our financial position or results of operations.

        In May 2002, the FASB issued an exposure draft that would amend Statement 133 to incorporate certain implementation conclusions reached by the FASB staff. The proposed effective date would be the first quarter of 2003. We do not believe the amendment as currently drafted, will have a material effect on our financial position or results of operations.

Asset Impairment

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (Statement 144). Statement 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 was effective beginning with the first quarter of 2002. The impact of implementation on our financial position or results of operations was not material.

Exit Activities

        In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses accounting and reporting for the recognition of exit costs, including, but not limited to, one-time employee benefit terminations, contract cancellations, and facility consolidations. This statement requires that such costs be recognized only when they meet the definition of a liability under generally accepted accounting principles. Certain of the costs discussed in Note 8 of the "Notes to Financial Statements" in "Item 1. Financial Information" were accrued under previous accounting standards that Statement 146 will supersede when it becomes effective. However, Statement 146 applies only to exit activities initiated in 2003 and after. All costs recorded through September 30, 2002, are unaffected by this pronouncement. The impact of implementation on our financial position or results of operations is not expected to be material.

Accounting for Stock-Based Compensation

        As discussed in the 2001 Form 10-K, we have historically accounted for our stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In July 2002, Cinergy announced that it will adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) effective with the next grant cycle (January 2003), and will begin measuring the compensation cost of stock-based awards under the fair value method. On October 4, 2002, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards, Accounting for Stock-Based Compensation- Transition and Disclosure that would amend Statement 123 and APB Opinion No. 28, Interim Financial Reporting. This proposed statement provides alternative methods of transition to Statement 123 and more expanded disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. Cinergy intends to adopt the transition provisions that require expensing options prospectively in the year of adoption consistent with the original pronouncement. Existing awards will continue to follow the intrinsic value method prescribed by APB 25. The anticipated impact of adoption on our financial position and results of operations, assuming award levels and fair values similar to past years, is not expected to be material. This change will primarily impact the accounting for stock options related to the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan, Cinergy Corp. Stock Option Plan, and Cinergy Corp. Employee Stock Purchase and Savings Plan.

Other

        On October 24, 2002, Cinergy, through a press release, reported its third quarter 2002 results consistent with the EITF's June 2002 consensus in EITF 02-3 (see Energy Trading above). This consensus required all realized and unrealized gains and losses on energy trading contracts be presented net in the income statement whether or not settled physically. Subsequent to the release, on October 25, 2002, the EITF reached a consensus which effectively supersedes the original June 2002 consensus. As a result, the adoption of EITF 02-3 is to become effective beginning in 2003. Cinergy, CG&E, PSI, and ULH&P have filed their third quarter 2002 financial statements herein consistent with their previous policy, and will adopt the revised consensus effective January 1, 2003.

Other Matters

Employee Severance Programs

        In March 2002, a Voluntary Early Retirement Program (VERP) offering was made to approximately 280 non-union employees. As a result of the 213 employees electing the VERP in the second quarter of 2002, Cinergy, CG&E, and PSI recorded expenses of approximately $35 million, $16 million (including $2 million related to ULH&P), and $18 million, respectively, relating to benefits provided to the VERP participants. In the second quarter of 2002, Cinergy, CG&E, and PSI incurred approximately $13 million, $2 million, and $4 million, respectively, in additional expenses related to other employee severance programs.

        In June 2002, a VERP was also offered to approximately 70 Utility Workers of America / Independent Utilities Union # 600 (IUU) employees. As a result of the 41 employees electing the VERP in the third quarter of 2002, Cinergy, CG&E, and PSI recorded expenses of approximately $4 million, $2 million (including $1 million related to ULH&P), and $1 million, respectively, in the third quarter of 2002 relating to benefits provided to IUU VERP participants.

Pension Plans

        Cinergy maintains defined benefit pension plans covering substantially all U.S. employees meeting certain minimum age and service requirements. Plan assets consist of investments in equity and fixed income securities. The company is required to meet certain minimum funding standards under the Employee Retirement Income Security Act of 1974. Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased. Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes. As a result of these events, future funding obligations could increase substantially. Although the funding valuation will not be completed until 2003, preliminary estimates indicate a funding requirement of approximately $11 million for the calendar year 2003, which includes approximately $4.4 million related to the 2002 plan year. Additional contributions applicable to the 2003 plan year, to be made in 2004, are estimated at $24 million. Contributions for the calendar year 2002 were $4 million.

        The decline in market value of fund assets coupled with anticipated assumption changes regarding discount rate and long-term rate of return will also affect recognized pension expense under Statement of Financial Accounting Standards No. 87 Employers' Accounting for Pensions. Preliminary estimates of the effects of the above factors indicate an increase in expense of approximately $20 million in 2003.

New Business Initiatives

        In the third quarter of 2002, Capital & Trading completed an acquisition of a coal-based synthetic fuel production facility which converts coal feedstock into synthetic fuel for sale to a third party. The cost of this acquisition was approximately $60 million. The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code. Eligibility for these tax credits expires in 2007. We anticipate the operation of the facility, together with the tax credits, will benefit our net income.

Collective Bargaining Agreements

        As discussed in the 2001 Form 10-K, the collective bargaining agreements of the IUU and the International Brotherhood of Electrical Workers # 1393 (IBEW) expired on April 1, 2002 and April 30, 2002, respectively. With regards to the contracts, the parties have negotiated new three-year agreements that will run through March 31, 2005 and April 30, 2005 for the IUU and IBEW, respectively.

Federal Tax Law Changes

        In March 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, also known as the Economic Stimulus Package. The primary benefit to Cinergy is the allowance of additional first-year depreciation deductions for tax purposes, equal to 30 percent of the adjusted tax basis of qualified property. This provision applies to qualifying additions after September 11, 2001. The provisions of this bill will not have a material impact on our financial position or results of operations.

Indiana Tax Law Changes

        In June 2002, the Indiana Legislature passed a bill, which was signed by the Governor, containing new tax law provisions in Indiana that apply to both utility and non-utility companies with operations in the state. After review of the new provisions, we do not believe that the total impact of these changes will materially impact Cinergy or PSI.

PUCO Review of Financial Condition of Ohio Regulated Utilities

        In October 2002, as the result of recent financial problems experienced by certain public utility companies and the current state of the economy, the PUCO issued an order initiating a review of the financial condition of the nineteen large public utilities (gas, electric, and telecommunication) serving Ohio customers, including CG&E. The PUCO intends to identify available measures to ensure that the regulated operations of the Ohio public utilities are not adversely impacted by the parent or affiliate companies' unregulated operations. The PUCO has requested comments, to be filed by November 12, 2002, regarding how the review should be conducted and on the potential measures the PUCO could take to protect the financial condition of the regulated utilities. CG&E filed comments; however, at this time we cannot predict the outcome of this review.

Shareholder Rights Plan

        In July 2000, Cinergy Corp.'s board of directors approved a Shareholder Rights Plan. Under the plan, each shareholder of record on October 30, 2000, received, as a dividend, a right to purchase from Cinergy Corp. one share of common stock at a price of $100. The rights were scheduled to expire in October 2010.

        As part of its dedication to ensure a leadership position in adopting corporate governance practices that are considered best in class, on August 28, 2002, Cinergy Corp.'s board of directors approved a resolution to accelerate the termination date of the company's Shareholder Rights Plan. Under the resolution, the company terminated the plan, effective September 16, 2002. The company also amended the contract with the plan's agent and notified the SEC and the New York Stock Exchange of the change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This information is provided in, and incorporated by reference from, the "Market Risk Sensitive Instruments and Positions" section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information".

ITEM 4. CONTROLS AND PROCEDURES

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

        There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CITY OF NEWPORT, KENTUCKY

        On January 29, 2002, ULH&P instituted litigation proceedings in the Campbell County Circuit Court in the Commonwealth of Kentucky against the City of Newport, Kentucky, City of Newport doing business as (d/b/a/) the Newport Water Works and also known as (a/k/a) City of Newport Water Department and the Kentucky Risk Management Association. The complaint states that on or about October 5, 2000, a water main owned and under the control of the City of Newport and/or the City of Newport d/b/a/ Newport Water Works and a/k/a/ City of Newport Water Department located in and underground at the Newport Shopping Center on Monmouth Street, Newport, Campbell County, Kentucky ruptured. The abrasive action of the pressurized stream of water combined with the sand, gravel, and dirt flowing directly on the surface of the natural gas main, caused a hole that breached the adjacent natural gas main of ULH&P. ULH&P has incurred total damages in excess of $3.5 million.

        In February 2002, a third party complaint was filed by the City of Newport against the owners of the shopping center, Newport Company, Newport Associates, American Diversified Developments, Inc., and Newport Associates Limited Partnership. Subsequently, ULH&P filed a Second Amended Complaint naming the additional parties.

        In October 2002, all parties reached a settlement on this issue effectively ending this dispute.

        See Note 7 of the "Notes to Financial Statements" in "Item 1. Financial Information" for additional information regarding certain legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The documents listed below are being filed on behalf of Cinergy Corp., CG&E, PSI, and ULH&P and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:
4-qqq	Cinergy Corp. CG&E	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between CG&E and The Bank of New York, as Trustee.
4-rrr	Cinergy Corp. PSI	Fifty-fourth Supplemental Indenture dated as of September 1, 2002, between PSI and LaSalle Bank National Association, as Trustee.
4-sss	Cinergy Corp. CG&E	Sixth Supplemental Indenture between CG&E and Fifth Third Bank dated as of September 15, 2002.
4-ttt	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.
4-uuu	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.
4-vvv	Cinergy Corp. CG&E	Loan Agreement between CG&E and the Ohio Air Quality Development Authority dated as of September 1, 2002.
4-www	Cinergy Corp.	First Amendment to Rights Agreement, dated August 28, 2002, effective September 16, 2002, between Cinergy Corp. and The Fifth Third Bank, as Rights Agent.	Cinergy Corp. Form 8-A/A, Amendment No. 1, filed September 16, 2002
(b)
The following reports on Form 8-K were filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended September 30, 2002.

Date of Report	Registrant	Item Filed
August 13, 2002	Cinergy Corp., CG&E, PSI, and ULH&P	Item 9. Regulation FD Disclosure

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

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date:	November 13, 2002	/s/ BERNARD F. ROBERTS Bernard F. Roberts Duly Authorized Officer and Chief Accounting Officer

I, James E. Rogers, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.
The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6.
The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JAMES E. ROGERS Chief Executive Officer

I, R. Foster Duncan, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.
The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6.
The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ R. FOSTER DUNCAN Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
CINERGY CORP. AND SUBSIDIARY COMPANIES
CINERGY CORP. CONSOLIDATED STATEMENTS OF INCOME
CINERGY CORP. CONSOLIDATED BALANCE SHEETS
CINERGY CORP. CONSOLIDATED BALANCE SHEETS
CINERGY CORP. CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
CINERGY CORP. CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (Continued)
CINERGY CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
THE CINCINNATI GAS & ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
THE CINCINNATI GAS & ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THE CINCINNATI GAS & ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
THE CINCINNATI GAS & ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
THE CINCINNATI GAS & ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
PSI ENERGY, INC. AND SUBSIDIARY COMPANY
PSI ENERGY, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
PSI ENERGY, INC. CONSOLIDATED BALANCE SHEETS
PSI ENERGY, INC. CONSOLIDATED BALANCE SHEETS
PSI ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
THE UNION LIGHT, HEAT AND POWER COMPANY
THE UNION LIGHT, HEAT AND POWER COMPANY STATEMENTS OF INCOME
THE UNION LIGHT, HEAT AND POWER COMPANY BALANCE SHEETS
THE UNION LIGHT, HEAT AND POWER COMPANY BALANCE SHEETS
THE UNION LIGHT, HEAT AND POWER COMPANY STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS—FUTURE
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES