Form 10-K
period 2002-12-31
UNION LIGHT HEAT & POWER CO; CINERGY CORP; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2003-02-27
CIK 100858, 899652, 81020, 20290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11377	CINERGY CORP. (A Delaware Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-1385023

1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY (An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0240030

1-3543	PSI ENERGY, INC. (An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (513) 421-9500	35-0594457

2-7793	THE UNION LIGHT, HEAT AND POWER COMPANY (A Kentucky Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0473080

Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant	Title of each class

Cinergy Corp.	Common Stock
	Income PRIDES

The Cincinnati Gas & Electric Company	Cumulative Preferred Stock	4%
	Junior Subordinated Debentures	8.28%

PSI Energy, Inc.	Cumulative Preferred Stock	4.32%
	Cumulative Preferred Stock	4.16%
	Cumulative Preferred Stock	6-7/8%

The Union Light, Heat and Power Company	None

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( )

Requirements pursuant to Item 405 of Regulation S-K are not applicable for The Union Light, Heat and Power Company.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I (2) of Form 10-K.

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒   No ☐

As of January 31, 2003, the aggregate market value of the common equity of Cinergy Corp. held by nonaffiliates (shareholders who are not directors or executive officers) was $5.3 billion.  All of the common stock of The Cincinnati Gas & Electric Company and PSI Energy, Inc. is owned by Cinergy Corp., and all of the common stock of The Union Light, Heat and Power Company is owned by The Cincinnati Gas & Electric Company.  As of January 31, 2003, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	168,979,381

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

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

TABLE OF CONTENTS

Item Number

Cautionary Statements Regarding Forward-Looking Information

PART I
1	Business
Website Access to Reports
Organization
Employees
Current Trends
Business Units
Other Developments
Environmental Matters
Future Expectations/Trends
2	Properties
Energy Merchant
Regulated Businesses
3	Legal Proceedings
New Source Review (NSR) and Notices of Violation (NOV)
Manufactured Gas Plant Sites (MGP)
Gas Customer Choice
4	Submission of Matters to a Vote of Security Holders

PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Liquidity and Capital Resources
2002 Results of Operations - Historical
2001 Results of Operations - Historical
Results of Operations - Future
7A	Quantitative and Qualitative Disclosures About Market Risk
Index to Financial Statements and Financial Statement Schedules
8	Financial Statements and Supplementary Data
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
10	Directors and Executive Officers of the Registrants
Board of Directors
Executive Officers
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions
14	Controls and Procedures

PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Financial Statements and Schedules
Reports on Form 8-K
Exhibits
Signatures
Certifications

CAUTIONARY STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•                  Factors affecting operations, such as:

(1)          unusual weather conditions;

(2)          catastrophic weather-related damage;

(3)          unscheduled generation outages;

(4)          unusual maintenance or repairs;

(5)          unanticipated changes in fossil fuel costs, gas supply costs, or availability constraints;

(6)          environmental incidents, including costs of compliance with existing and future environmental requirements; and

(7)          electric transmission or gas pipeline system constraints.

•                  State, federal, and local legislative and regulatory initiatives.

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

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.  Examples can be found in Note 11 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

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

BUSINESS

PART I

ITEM 1.  BUSINESS

WEBSITE ACCESS TO REPORTS

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website, www.cinergy.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ORGANIZATION

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935, as amended.  Our other principal subsidiaries are:

•                  Cinergy Services, Inc. (Services);

•                  Cinergy Investments, Inc. (Investments);

•                  Cinergy Global Resources, Inc. (Global Resources); and

•                  Cinergy Wholesale Energy, Inc. (Wholesale Energy).

CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana.  CG&E’s principal subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky.  CG&E’s other subsidiaries are insignificant to its results of operations.

In 2001, CG&E began a transition to electric deregulation and customer choice.  Currently, the competitive retail electric market in Ohio is in the development stage.  CG&E is recovering its Public Utilities Commission of Ohio (PUCO) approved costs and retail electric rates are frozen during this market development period.  See the “Retail Market Developments” section in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of key elements of Ohio deregulation.

PSI, an Indiana corporation, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

The following table presents further information related to the operations of our domestic utility companies (our operating companies):

	Principal Line(s) of Business	Major Cities Served	Approximate Population Served

CG&E and subsidiaries	• Generation, transmission, distribution, and sale of electricity • Sale and/or transportation of natural gas	Cincinnati, OH Middletown, OH Covington, KY Florence, KY Newport, KY Lawrenceburg, IN	2,053,000

PSI	• Generation, transmission, distribution, and sale of electricity	Bloomington, IN Carmel, IN Columbus, IN Kokomo, IN Lafayette, IN New Albany, IN Terre Haute, IN	2,230,000

ULH&P	• Transmission, distribution, and sale of electricity • Sale and transportation of natural gas	Covington, KY Florence, KY Newport, KY	342,000

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our domestic non-regulated, energy-related businesses and investments, including gas marketing and trading operations.  Global Resources holds most of our international businesses and investments.

Wholesale Energy, through a wholly-owned subsidiary, Cinergy Power Generation Services, LLC (Generation Services), provides electric production-related construction, operation, and maintenance services to certain affiliates and non-affiliated third parties.

EMPLOYEES

We have collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), the United Steelworkers of America (USWA), the Utility Workers Union of America (UWUA), formerly the Independent Utilities Union, and various international union organizations.

The following table indicates the number of employees by classification at December 31, 2002:

	Regulated				Non-Regulated
Classification	CG&E(4)	PSI	ULH&P	Total Regulated	Domestic(5)(6)	International	Total Non- Regulated	Cinergy Total

IBEW(1)	509	1,267	55	1,831	903	—	903	2,734
USWA(2)	277	—	85	362	13	—	13	375
UWUA(3)	371	—	53	424	373	—	373	797
Various Union Organizations	—	—	—	—	57	219	276	276
Non-Bargaining	208	370	20	598	2,851	192	3,043	3,641
	1,365	1,637	213	3,215	4,197	411	4,608	7,823

(1)          IBEW #1347 contract will expire on April 1, 2006, IBEW #1393 contract will expire on May 1, 2005, and IBEW #352 contract will expire on February 5, 2005.

(2)          USWA #12049 and #5541-06 contracts will expire on May 15, 2007.

(3)          Contract will expire on March 31, 2005.

(4)          CG&E and subsidiaries excluding ULH&P.

(5)          Includes 2,485 Services’ employees, who provide services to both regulated and non-regulated operations.

(6)          Includes 1,353 Generation Services’ employees who provide services to certain affiliates and non-affiliated third parties.

Collective Bargaining Agreements

The collective bargaining agreements of the UWUA and the IBEW #1393 expired on April 1, 2002 and April 30, 2002, respectively.  With regards to the contracts, the parties have negotiated new three-year agreements that will run through March 31, 2005 and May 1, 2005 for the UWUA and IBEW #1393, respectively.

CURRENT TRENDS

For many years our industry has been relatively stable and dominated by vertically integrated companies.  However, in recent years a number of federal and state developments, aimed at promoting competition, initiated a de-integration of the traditional value chain and triggered industry restructuring.

New business models emerged as market participants sought to exploit opportunities along the de-integrated value chain.  The marketplace became characterized by independent power producers, energy marketers and traders, energy merchants, transmission and distribution providers and retail energy suppliers.  New market entrants and activity among the traditional participants, such as mergers, acquisitions, asset sales and spin-offs of lines of business, reshaped the industry.  Power generators attempted to differentiate themselves to attract a new customer base; large wholesalers expanded through acquisitions of regional businesses; transmission systems are being operated by Regional Transmission Operators; and the sale of retail energy is no longer the exclusive business of the traditional integrated utility.  Recent events have led to the challenge of certain business models and are significantly altering the industry landscape.

In late 2000 and early 2001, California experienced unprecedented high prices, extreme price volatility, a lack of market liquidity and inadequate generation supply, leading to customer blackouts.  Ultimately, California’s two largest utilities accumulated significant unpaid obligations, which resulted in one of the utilities declaring bankruptcy during 2001.  By the end of 2001, several states, which had previously adopted deregulation plans had decided to delay or suspend their activities.  In December 2001, Enron Corp. (Enron), a dominant energy trader and former seventh largest company of the Fortune 500 in terms of revenue, filed for bankruptcy protection after disclosing substantial third quarter losses and a restatement of prior period results, which contributed to a significant downgrade in its credit ratings.  The SEC, the Federal Energy Regulatory Commission (FERC), the U.S. Department of Justice and numerous Congressional committees initiated investigations of Enron’s collapse.

The events and circumstances with California, Enron and others, are significantly influencing the industry landscape.  In 2002, wholesale electric markets were characterized by lower prices, decreased liquidity, and the near evaporation of mid- to long-term markets.  Developers cancelled turbine orders and abandoned existing power projects.  Several trading operations announced plans to curtail or exit their wholesale trading activities.  Credit rating agencies downgraded many industry participants.  In this period of unprecedented change and uncertainty, energy industry participants are likely to reconsider their strategies and business models.

The highly publicized accounting restatements of Enron in 2001 and others in 2002 also led to a crisis of investor confidence regarding the reliability of financial statements, as reflected in the Dow Jones Utility Index, which receded to less than half its value during the highs of 2000-2001 and hit a five-year low.  As a result, new legislation, regulations, and additional accounting guidance were developed and enacted, with more on the horizon.

BUSINESS UNITS

We conduct operations through our subsidiaries and manage through the following three business units:

•                  Energy Merchant Business Unit (Energy Merchant);

•                  Regulated Businesses Business Unit (Regulated Businesses); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology).

The following section describes the activities of our business units as of December 31, 2002.

See Note 16 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for financial information by business segment.

Energy Merchant

Energy Merchant manages wholesale generation and energy marketing and trading of energy commodities.  Energy Merchant operates and maintains our regulated and non-regulated electric generating plants, including some of our jointly-owned plants.  Energy Merchant is also responsible for our international operations.  As of December 31, 2002, the total winter electric capability (including our portion of the total capacity for the jointly-owned plants) of our domestic generating plants was 13,112 megawatts (MW).  Approximately 75 percent of this generation portfolio is coal-fired.  See “Item 2.  Properties” for a further discussion of the generating facilities.

Energy Merchant also performs the following activities:

•                  energy risk management;

•                  proprietary arbitrage activities; and

•                  customized energy solutions.

See the “Market Risk Sensitive Instruments and Positions” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on risks associated with these activities.

Energy Merchant competes for wholesale contracts for the purchase and sale of electricity and natural gas.  Energy Merchant’s main competitors include public utilities, power and natural gas marketers and traders, and independent power producers.

Fuel Supply

Each year, through CG&E and PSI, we purchase approximately 28 million tons of coal to generate electricity.  We purchase approximately 80 percent of our coal supply through long-term coal supply agreements and approximately 20 percent through the spot market or through short-term supply agreements.  We receive our coal supply primarily from mines located in Indiana, West Virginia, Ohio, Kentucky, Pennsylvania, and Illinois.  In early 2001, the market price for coal increased due to the buildup of inventories at various generators and the low production levels of coal mines.  In 2002, coal prices decreased as normal production levels returned the market to a balanced state.  We expect this to continue and anticipate market prices for coal to be relatively level through 2003.

Cinergy has a fleet of natural gas-fired peaking plants that have a capacity of 2,719 MW.  The fuel for these units is obtained through the natural gas open market.  For further information on the risk of purchasing natural gas see the “Market Risk Sensitive Instruments and Positions” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Cogeneration

Energy Merchant is an on-site energy solutions provider, including cogeneration and operation and maintenance services for large industrial customers.  Cogeneration is the simultaneous production of two or more forms of useable energy from a single fuel source.

Purchased Power

At times, we purchase power to meet the energy needs of our wholesale customers and to meet the requirements of our retail native load customers (end-use customers within our operating companies’ franchise territory).  Factors that could cause Cinergy to purchase power for retail native load customers include generating plant outages, extreme weather conditions, growth, and other factors associated with supplying full requirements electricity.  We believe we can obtain enough purchased power to meet future needs.  However, during periods of excessive demand, the price and availability of these purchases may be significantly impacted.  See the “Significant Rate Developments” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on PSI’s Purchased Power Tracker.

Trading Operations and Risk Management

The energy marketing and trading activities of Energy Merchant principally consists of Cinergy Marketing & Trading, LP’s (Marketing & Trading) natural gas marketing and trading operations, Cinergy Global Trading Limited’s (Global Trading) European natural gas and power trading operations, and CG&E’s and PSI’s power marketing and trading operations.  In April 2002, CG&E and PSI executed a new joint operating agreement whereby new power marketing and trading contracts since April 2002 are originated on behalf of CG&E.  See the “Termination of Operating Agreement” section in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our domestic operations market and trade over-the-counter (an informal market where the buying/selling of commodities occurs) contracts for the purchase and sale of electricity (primarily in the Midwest region of the U.S.), natural gas, and other energy-related products.  In addition, our domestic operations also market and trade natural gas and other energy-related products on the New York Mercantile Exchange.  Global Trading’s operations trade over-the-counter contracts for the purchase and sale of natural gas and electricity (both primarily in the United Kingdom).  Global Trading also trades natural gas on the International Petroleum Exchange.  See the “Market Risk Sensitive Instruments and Positions” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on risks associated with these activities.

International

As of December 31, 2002, we had ownership interests in energy-related assets located in six different countries.  These assets serve retail and wholesale customers by providing utility services including generation of electricity and heat as well as the distribution of gas and electric commodities.

Revenue Data and Customer Base

Energy Merchant’s operating revenue is derived primarily by providing and trading electricity in the Midwest region of the U.S.  In addition, Energy Merchant provides and trades natural gas primarily to wholesale customers across the U.S.  The majority of Energy Merchant’s customers are public utilities, power and natural gas marketers and traders, and independent power producers.

Regulated Businesses

Regulated Businesses consists of PSI’s regulated, integrated utility operations, and Cinergy’s other regulated electric and gas transmission and distribution systems.  Regulated Businesses plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers.  Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy’s transmission system.  Regulated Businesses operated approximately 46,500 circuit miles (the total length in miles of separate circuits) of electric lines to provide regulated transmission and distribution service to 1.5 million customers as of December 31, 2002.

Regulated Businesses operated approximately 8,500 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines to provide domestic regulated transmission and distribution services to approximately 500,000 customers as of December 31, 2002.  See “Item 2.  Properties” for a further discussion of the transmission and distribution systems owned by our operating companies.

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

Midwest Independent Transmission System Operator, Inc. (Midwest ISO)

As part of the effort to create a competitive wholesale power marketplace, the FERC approved the formation of the Midwest ISO during 1998.  In that same year, Cinergy agreed to join the Midwest ISO in preparation for meeting anticipated changes in the FERC regulations and future deregulation requirements.  The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members.  For further information on the Midwest ISO, see the “Midwest ISO” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Electricity Supply

A new joint operating agreement, effective in April 2002, allows Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  Under this agreement, transfers of power between PSI and CG&E are generally priced at market rates.  See the “Termination of Operating Agreement” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  With the implementation of electric deregulation in Ohio, effective January 1, 2001, Regulated Businesses continues, through a market development period, to acquire its electricity requirements through Energy Merchant for those retail customers who do not switch suppliers.

ULH&P purchases energy from CG&E pursuant to a new contract effective January 1, 2002, which was approved by the FERC and the Kentucky Public Service Commission (KPSC).  This five-year agreement is a negotiated fixed-rate contract with CG&E and replaces the previous cost of service based contract, which expired on December 31, 2001.

For further details on electricity supply of CG&E, PSI, and ULH&P, refer to the “Retail Market Developments” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Gas Supply

Regulated Businesses is responsible for the purchase and the subsequent delivery of natural gas to native load customers.  Regulated Businesses’ natural gas procurement strategy is to buy firm gas supplies (gas intended to be available at all times) and firm interstate pipeline capacity during the winter season (November through March) and buy spot supply and capacity during the non-heating season (April through October).  This strategy allows Regulated Businesses to assure reliable gas supply for its high priority (non-curtailable) customers during peak winter conditions and provides Regulated Businesses the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under the Regulated Businesses’ customer choice/gas transportation programs.  In 2002, firm supply purchase commitment agreements provided approximately 49 percent of the natural gas supply, with the remaining gas purchased on the spot market.  These firm supply agreements feature two levels of gas supply, specifically (1) base load, which is a continuous supply to meet normal demand requirements, and (2) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.  Regulated Businesses pays reservation charges for base and swing load.

Regulated Businesses manages gas procurement-hedging programs for CG&E and ULH&P.  These programs include the use of fixed purchase prices as well as variable price arrangements (collars), which have a minimum (floor) and maximum (cap) established on the price to be paid.  ULH&P has received approval from the KPSC for its hedging program.  In accordance with a PUCO ruling, CG&E may apply for approval of its hedging program on an after-the-fact basis.  As of December 31, 2002, CG&E and ULH&P, combined, had hedged approximately 30 percent of their winter 2002/2003 base load requirements.  See the “Gas Industry” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Interstate pipelines either (1) transport gas purchased directly to the distribution systems or (2) inject gas purchased into pipeline storage facilities for future withdrawal and delivery.  The majority of the gas supply comes from the Gulf of Mexico coastal areas of Texas and Louisiana.  In addition, a limited supply comes from the mid-continent (Arkansas-Oklahoma) basin.  Also, industrial transportation customers behind Cinergy’s city gate (point where the distribution system connects to an interstate gas pipeline) are obtaining methane gas recovered locally from an Ohio landfill.

Regulated Businesses expects the natural gas market will remain competitive in future years.  While natural gas prices remained moderate for most of the year 2002, prices began to escalate in the fourth quarter of the year.  We expect the prices to continue to rise throughout the 2002/2003 winter season.  Price movement will be driven by the effects of weather conditions, availability of supply, and changes in demand and storage inventories.  Currently, neither CG&E nor ULH&P profit from changes in the cost of gas.  Natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

In November 2002, CG&E’s and ULH&P’s agreement with Mirant Americas Energy Marketing, LP (Mirant) to manage their interstate pipeline transportation and storage capacity and gas supply contracts was assigned to Marketing & Trading, a non-regulated affiliate of CG&E and ULH&P, for the remaining term of the contract.  Under the terms of this agreement, which expires in October 2003, Marketing & Trading is obligated to deliver gas to meet CG&E’s and ULH&P’s firm requirements.  ULH&P is in the process of seeking approval of this affiliate contract from the KPSC.  No other regulatory approvals are required.

Revenue Data and Customer Base

The percent of retail operating revenues derived from full service electricity and gas sales and transportation for each of the three years ended December 31 were as follows:

	Retail Operating Revenues
Registrant	2002		2001		2000
	Electric %	Gas %	Electric %	Gas %	Electric %	Gas %

Cinergy	85	15	81	19	84	16
CG&E and subsidiaries	77	23	71	29	75	25
PSI	100	—	100	—	100	—
ULH&P	73	27	68	32	71	29

Electric and gas sales are seasonal.  Electricity usage in our service territory peaks during the summer and gas usage peaks during the winter.  Air conditioning increases electricity demand and heating increases electricity and gas demand.

The service territory of CG&E and its utility subsidiaries, including ULH&P, is heavily populated and is characterized by a stable residential customer base and a diverse mix of industrial customers.  The territory served by PSI is composed of residential, agricultural, and widely diversified industrial customers.  No single customer provides more than 10 percent of total operating revenues (electric or gas) for any of our operating companies.

Under the Ohio customer choice program, CG&E’s retail customers may choose their electric supplier.  As of December 31, 2002, the number of customers switching to other electric suppliers by customer class was as follows:

Revenue Class	Number of Accounts	Switching Percentage(1)

Residential	18,792	3.8%
Commercial	2,178	21.5%
Industrial	169	24.6%
Other Public Authorities	410	21.5%
Total	21,549

(1)          The residential switching percentage is based on annual energy consumption and the non-residential switching percentages are based on average monthly peak demand.

Customer switching reduces retail revenues by the generation component of rates and shopping incentives.  CG&E still collects transmission and distribution revenues from the delivery of electricity to switched customers.  During the market development period, the reduction in revenues due to customer switching is generally offset by wholesale power sales from the freed-up generation capacity and recoveries of lost revenues and shopping incentives through the Regulatory Transition Charge (RTC).  The RTC is a mechanism through which CG&E recovers its previous generation related regulatory assets and other transition costs.  For further discussion on Ohio deregulation see “Ohio” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Power Technology

Power Technology primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related businesses.  This is accomplished through various subsidiaries and joint ventures.  Power Technology also manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary.  Ventures invests in emerging energy technologies that can benefit future Cinergy business development activities.

OTHER DEVELOPMENTS

During 2002, Cinergy sold or initiated plans to dispose of generation and electric and gas distribution operations in the Czech Republic, Estonia, and South Africa.  These investments have been classified as discontinued operations.  For further information see Note 15 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data”.

ENVIRONMENTAL MATTERS

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the United States, three northeast states, and two environmental groups for a negotiated resolution of Clean Air Act (CAA) Amendments claims and other related matters brought against coal-fired power plants owned and operated by Cinergy’s operating companies.  The estimated cost for capital expenditures associated with this proposed settlement is expected to be approximately $700 million.  These capital expenditures are in addition to ongoing efforts to maintain and enhance emissions control equipment at our power plants, including our previously announced commitment to install Nitrogen Oxide (NOX) controls at various power plants.  In 2002, we spent $259 million for NOX and other environmental compliance projects.  Forecasted expenditures for NOX and other environmental compliance projects (in nominal dollars) are approximately $200 million for 2003 and $440 million for the 2003-2007 period.  See Note 11(f) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for a discussion of the Environmental Protection Agency (EPA) agreement in principle and other related environmental issues.

FUTURE EXPECTATIONS/TRENDS

See the information appearing under the same caption in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the following discussions:

•                  Wholesale Market Developments;

•                  Retail Market Developments;

•                  Midwest ISO;

•                  Significant Rate Developments; and

•                  Gas Industry.

PROPERTIES

ITEM 2.  PROPERTIES

ENERGY MERCHANT

Our operating companies’ total winter electric capabilities, reflected in MW, as of December 31, 2002, are shown in the table that follows.  Our electric generating plants, which are managed by our Energy Merchant business unit, are located in Ohio, Kentucky, and Indiana and are wholly-owned or jointly-owned facilities.

Registrant(1)	Stations	Coal MW	Natural Gas MW	Oil MW	Hydro MW	Total MW

CG&E	9	4,186	736	323	—	5,245
PSI	9	5,578	120	261	45	6,004

Total	18	9,764	856	584	45	11,249

(1)  This table includes only our portion of the total capacity for the jointly-owned plants.  Refer to Note 12 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for a discussion of the jointly-owned plants.

During 2002, electric generating plants, including those that we own but do not operate, performed reliably, as evidenced by our annual capacity factor of 70 percent (excluding natural gas and fuel oil peaking stations), a utilization factor of 84 percent and an equivalent availability factor of 84 percent.  A capacity factor is a percentage that indicates how much of a power plant’s capacity is used over time.  A utilization factor is a percentage that indicates how much of a power plant’s capacity is used while being available.  An equivalent availability factor is a percentage that indicates how much a unit is available to generate compared to its potential maximum generation.

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

In December 2002, the Indiana Utility Regulatory Commission (IURC) approved PSI’s request to acquire the Butler County, Ohio and the Henry County, Indiana peaking plants under the terms and conditions contained in a settlement agreement with PSI, the IURC Testimonial Staff and the Indiana Office of the Utility Consumer Counselor.  On February 4, 2003, the FERC issued an order approving the transfer.  This action was the final regulatory approval needed for the transfer, which occurred on February 5, 2003.  See “Transfer of Generating Assets to PSI” in

“Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Ohio Deregulation

In its transition plan, CG&E proposed to transfer its generating stations and their related assets and obligations to an Exempt Wholesale Generator (EWG) affiliate, subject to receipt of FERC, SEC, and applicable third-party approvals and consents.  To facilitate this transfer, the generation assets of CG&E, as of August 2000, were released from the first mortgage indenture lien allowing them to be moved unencumbered to the EWG affiliate.  Generation assets added after August 2000 remain subject to the lien of CG&E’s first mortgage bond indenture and would require release at some future date prior to being transferred.  A FERC order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  Transfers of power between PSI and CG&E are generally priced at market rates, see the “Termination of Operating Agreement” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  FERC has also authorized the transfer of CG&E’s generating assets to a non-regulated affiliate.  However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E’s generation assets to an EWG affiliate, and therefore Cinergy does not plan to transfer CG&E’s generation assets to a non-regulated affiliate in the foreseeable future.  For further discussion of Ohio deregulation, see the “Retail Market Developments” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Merchant Plants

Domestic

At December 31, 2002, our domestic merchant plant capacity consisted of four gas-fired peaking plants with a total capacity of 1,863 MW.  A merchant plant only sells electricity on the wholesale market without the benefit of long-term contracts that cover 100 percent of the plant capacity.  The following is the breakdown of capacity for each generating facility:

Plant	MW Capacity

Brownsville	480
Caledonia	550
Butler County(1)	704
Henry County(1)	129

(1)          Transferred to PSI in February 2003.

International

As of December 31, 2002, we had ownership interests in six countries.  We had ownership interests in generation assets located in three countries.  We also have ownership interests in approximately 2,000 miles of gas and electric transmission and distribution systems through jointly-owned investments in three countries.  We serve approximately 22,000 transmission and distribution customers.

Cogeneration

As of December 31, 2002, Cinergy had ownership interests in and/or operated eighteen domestic cogeneration facilities capable of producing 559 MW of electricity.  Cogeneration is the simultaneous production of two or more forms of useable energy from a single fuel source.  During 2003-2004, Cinergy anticipates completion of an additional 761 MW of electric capacity.

Other

In the third quarter of 2002, Cinergy Capital & Trading, Inc. completed an acquisition of a coal-based synthetic fuel production facility, which converts coal feedstock into synthetic fuel for sale to a third party.  The synthetic fuel replaces coal in the generation of electricity.  This facility can be disassembled and transported to an alternate location at a minimal expense if needed.  See the “Results of Operations - Future” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding this new business initiative.

REGULATED BUSINESSES

Electric

Metrics for our operating companies’ electric transmission and distribution systems located in Ohio, Kentucky, and Indiana (excluding our proportionate share of jointly-owned facilities) are as follows:

Registrant	Electric Transmission Systems	Electric Distribution Systems	Substation Combined Capacity
	(circuit miles)	(circuit miles)	(kilovolt-amperes)(1)

CG&E	1,658	15,714	20,980,288
ULH&P	106	2,750	1,334,998
Other subsidiaries	40	—	—
CG&E and subsidiaries	1,804	18,464	22,315,286
PSI	5,361	20,907	29,762,209

Total	7,165	39,371	52,077,495

(1)  Kilovolt-amperes (1,000 volt-amperes) are a broad measure of our substation transformer capacity.

At the end of 2002, our operating companies’ electric systems were interconnected with fifteen other utilities.

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

On February 1, 2002, the Midwest ISO assumed functional control of Regulated Businesses’ transmission systems.  Although the Midwest ISO continues to develop, modify, and change its various operating practices, it does handle all transmission tariff administration.

Gas

As of December 31, 2002, the natural gas transmission and distribution systems of CG&E and its subsidiaries had approximately 8,500 miles of mains and service lines located in southwestern Ohio, southeastern Indiana, and northern Kentucky.  CG&E and its subsidiaries also jointly own three underground caverns with a total storage capacity of approximately 23 million gallons of liquid propane (of which 7 million gallons belonged to ULH&P).  As of December 31, 2002, CG&E had 20 million gallons of liquid propane in storage (of which 7 million gallons belonged to ULH&P).  This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky.  Propane/air peak shaving plants store propane and, when needed, vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.  During 2002, CG&E and its subsidiaries’ natural gas transmission and distribution systems operated reliably.

In November 2002, CG&E’s and ULH&P’s agreement with Mirant to manage their interstate pipeline transportation and storage capacity and gas supply contracts was assigned to Marketing & Trading, a non-regulated affiliate of CG&E and ULH&P, for the remaining term of the contract.  Under the terms of this agreement, which expires in October 2003, Marketing & Trading is obligated to deliver gas to meet CG&E’s and ULH&P’s firm requirements.  ULH&P is in the process of seeking approval of this affiliate contract from the KPSC.  No other regulatory approvals are required.

LEGAL PROCEEDINGS

ITEM 3.  LEGAL PROCEEDINGS

NEW SOURCE REVIEW (NSR) AND NOTICES OF VIOLATION (NOV)

The CAA’s NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility, unless the changes are exempt.

On November 3, 1999, the United States sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts (District Court).  The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and New Source Performance Standards requirements.  The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at CG&E’s W.C. Beckjord Generating Station and at PSI’s Cayuga Generating Station, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  Since that time, two amendments to the complaint have been filed by the United States, alleging additional violations of the CAA, including allegations involving different generating units.  In addition, three northeast states and two environmental groups have intervened in the case.

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the parties in the litigation for a negotiated resolution of the CAA claims in the litigation.  See Note 11(f) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of the tentative EPA Agreement.

On October 4, 2002, the Indiana District Court issued a Revised Case Management Plan in Cinergy’s case that sets forth the dates by which various events in the litigation, such as discovery and the filing of dispositive motions, must be completed.  Consistent with the plan, on October 9, 2002, the Indiana District Court set the case for trial by jury commencing on October 4, 2004.

At this time, it is not possible to predict whether a final agreement implementing the agreement in principle can be reached.  The parties continue to negotiate.  If the settlement is not completed, we intend to defend against the allegations vigorously in court.  In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail upon their claims or whether resolution of these matters would have a material effect on our financial position or results of operations.

MANUFACTURED GAS PLANT SITES (MGP)

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

IGC and NIPSCO have both made claims against PSI, alleging that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites.  In August 1997, NIPSCO filed suit against PSI in federal court, claiming recovery (pursuant to CERCLA) of NIPSCO’s past and future costs of investigating and remediating MGP-related contamination at the Goshen, Indiana MGP site.

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

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM.  In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.  The lawsuit was moved to the Hendricks County Superior Court (Superior Court) in July 1998.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI has appealed certain adverse rulings to the Indiana Court of Appeals.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals to the Indiana Court of Appeals.

PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring.  However, PSI currently cannot determine the total costs that may be incurred in conection with remediation of all sites, to the extent that remediation is required.  Until investigation and remediation activities have been completed on these sites, and the extent of insurance coverage for these costs, if any, is determined, we are unable to reasonably estimate the total costs and impact on our financial position or results of operations.

GAS CUSTOMER CHOICE

In January 2000, Investments sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative).  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.

Subsequently, these class action suits were amended and consolidated into one suit.  CG&E has been dismissed as a defendant in the consolidated suit.  In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and Resources.  This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources.  This lawsuit is pending in the Licking County Common Pleas Court.  Trial is anticipated to occur in late 2003 or early 2004.  In October 2001, Cinergy, CG&E, and Investments initiated litigation against the Energy Cooperative, requesting indemnification by the Energy Cooperative for the claims asserted by former customers in the class action litigation.  This customer litigation is pending in the Hamilton County Common Pleas Court.  A trial date has not been set.  We intend to vigorously defend these lawsuits.  At the present time, we cannot predict the outcome of these suits.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Cinergy, CG&E, or PSI during the fourth quarter of 2002.

MARKET FOR REGISTRANT’S COMMON EQUITY

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Cinergy Corp.’s common stock is listed on the New York Stock Exchange.  The high and low stock prices for each quarter for the past two years are indicated below:

	High	Low
2002
First Quarter	$35.75	$31.00
Second Quarter	37.19	34.25
Third Quarter	36.21	25.40
Fourth Quarter	34.19	28.25

2001
First Quarter	$35.15	$28.81
Second Quarter	35.60	32.20
Third Quarter	35.00	28.00
Fourth Quarter	33.85	28.16

Cinergy Corp. holds all outstanding CG&E and PSI common stock, and CG&E holds all ULH&P common stock.  Therefore, no public trading market exists for the common stock of CG&E, PSI, and ULH&P.

As of January 31, 2003, Cinergy Corp. had 55,637 shareholders of record.

Cinergy Corp. declared dividends on its common stock of $.45 per share for each quarter of 2002 and 2001.  The quarterly dividends paid to Cinergy Corp. by CG&E and PSI, and to CG&E by ULH&P for the past two years were as follows:

Registrant	Quarter	2002	2001
		(in thousands)
CG&E	First	$44,787	$71,535
	Second	46,866	71,551
	Third	47,059	71,588
	Fourth	47,197	71,595

PSI	First	$26,944	$—
	Second	28,194	—
	Third	28,310	—
	Fourth	28,394	—

ULH&P	First	$—	$—
	Second	2,675	4,829
	Third	—	—
	Fourth	6,995	6,878

On January 14, 2003, the board of directors of Cinergy Corp. declared dividends on its common stock of $.46 per share, payable February 15, 2003, to shareholders of record at the close of business on January 24, 2003.

See Note 2(b) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for a brief description of the registrants’ common stock dividend restrictions.

SELECTED FINANCIAL DATA

ITEM 6.  SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
	(in millions, except per share amounts)

Cinergy(1)
Results of Operations:
Operating revenues(2)	$11,960	$12,997	$8,397	$5,953	$5,778
Income before discontinued operations and cumulative effect of a change in accounting principle	397	459	400	402	261
Discontinued operations, net of tax(3)	(25)	(17)	(1)	2	—
Cumulative effect of a change in accounting principle, net of tax(4)	(11)	—	—	—	—
Net income	361	442	399	404	261

Per Share Data:
Earnings per common share (EPS)
Income before discontinued operations and cumulative effect of a change in accounting principle	2.37	2.88	2.52	2.53	1.65
Discontinued operations, net of tax(3)	(0.15)	(0.10)	(0.01)	.01	—
Cumulative effect of a change in accounting principle, net of tax(4)	(0.06)	—	—	—	—
Net income	2.16	2.78	2.51	2.54	1.65
EPS - assuming dilution
Income before discontinued operations and cumulative effect of a change in accounting principle	2.34	2.85	2.51	2.52	1.65
Discontinued operations, net of tax(3)	(0.15)	(0.10)	(0.01)	.01	—
Cumulative effect of a change in accounting principle, net of tax(4)	(0.06)	—	—	—	—
Net income	2.13	2.75	2.50	2.53	1.65
Dividends declared per share	1.80	1.80	1.80	1.80	1.80

Balance Sheet Data (at end of period):
Total assets	13,307	12,300	12,330	9,617	9,687
Long-term debt (including amounts due in one year)	4,272	3,745	2,917	3,020	2,740

CG&E
Results of Operations:
Operating revenues(2)	$4,951	$4,752	$3,237	$2,578	$2,784
Net income	264	327	267	234	216

Balance Sheet Data (at end of period):
Total assets	5,542	5,360	5,987	4,917	5,154
Long-term debt (including amounts due in one year)	1,690	1,205	1,206	1,206	1,350

PSI
Results of Operations:
Operating revenues(2)	$2,359	$4,108	$2,691	$2,163	$2,342
Net income	214	162	135	117	52

Balance Sheet Data (at end of period):
Total assets	4,223	4,571	4,630	3,835	3,584
Long-term debt (including amounts due in one year)	1,372	1,348	1,113	1,243	1,032

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Emerging Issues Task Force Issue 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities will require that all gains and losses on energy trading derivatives be presented on a net basis beginning January 1, 2003.  This will result in substantial reductions in reported Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense.  However, Operating Income and Net Income will not be affected by this change.  For further information see Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data”.

(3)          See Note 15 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further explanation.

(4)          In 2002, Cinergy recognized a cumulative effect of a change in accounting principle of $11 million (net of tax as a result of an impairment charge for goodwill related to certain of our international assets. See Note 14 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we explain our general operating environment, as well as our liquidity, capital resources, and results of operations.  Specifically, we discuss the following:

•                  factors affecting current and future operations;

•                  what our expenditures for construction and other commitments were during 2002, and what we expect them to be in 2003-2007;

•                  potential sources of cash for future capital expenditures;

•                  why revenues and expenses changed from period to period; and

•                  how the above items affect our overall financial condition.

LIQUIDITY AND CAPITAL RESOURCES

COMPARATIVE CASH FLOW ANALYSIS

Cinergy

At December 31, 2002, Cinergy’s consolidated cash and cash equivalents totaled $221.1 million compared to $111.1 million at December 31, 2001.  This increase was primarily attributable to increases in cash from operating activities and to the proceeds received from the monetization of certain non-core investments.  These increases were partially offset by additional construction expenditures, including our operating companies’ environmental compliance programs, and by additional investments.

The Cincinnati Gas & Electric Company (CG&E)

At December 31, 2002, CG&E’s consolidated cash and cash equivalents totaled $45.3 million compared to $9.1 million at December 31, 2001.  Increased cash from operating activities was largely offset by the payment of common stock dividends, repayments of debt, and additional construction expenditures.

PSI Energy, Inc. (PSI)

At December 31, 2002, PSI’s consolidated cash and cash equivalents totaled $2 million as compared to $1.6 million at December 31, 2001.  Increased cash from operating activities was offset by additional construction expenditures.

The Union Light, Heat and Power Company (ULH&P)

At December 31, 2002, ULH&P’s cash and cash equivalents totaled $3.9 million as compared to $4.1 million at December 31, 2001.  Increased cash from operating activities was offset by construction expenditures and the repayment of short-term debt.

Operating Activities

For each of the years ended December 31, 2002, 2001, and 2000, our cash flows from operating activities were as follows:

Net Cash Provided by (Used in) Operating Activities

	2002	2001	2000
	(in thousands)

Cinergy(1)	$996,199	$717,849	$632,045
CG&E and subsidiaries	653,029	343,118	470,170
PSI	499,047	401,911	343,038
ULH&P	60,707	47,766	49,559

(1)          The results of Cinergy also include amounts related to non-registrants.

The tariff-based gross margins of our operating companies continue to be the principal source of cash from operating activities.  The diversified retail customer mix of residential, commercial, and industrial classes and a commodity mix of gas and electric services provide a reasonably predictable gross cash flow.

For the year ended December 31, 2002, Cinergy’s, CG&E’s, PSI’s, and ULH&P’s net cash provided by operating activities increased, as compared to 2001, primarily due to increases in income after adjusting for increases in non-cash items such as depreciation, favorable working capital fluctuations, and deferred income taxes.   The increase in deferred income taxes, in part, reflects a change in accounting methodology for tax purposes related to capitalized costs, which increased current tax deductions.  Current tax obligations were also reduced by increases in tax credits associated with the production and sale of synthetic fuel.

Cinergy’s net cash provided by operating activities increased for 2001, as compared to 2000, primarily as a result of increased income and a net cash inflow from working capital fluctuations.  CG&E’s net cash provided by operating activities decreased primarily due to working capital fluctuations, offset in part by increased income.  PSI’s cash from operating activities increased primarily due to increased income.

Financing Activities

For each of the years ended December 31, 2002, 2001, and 2000, our cash flows from financing activities were as follows:

Net Cash Provided by (Used in) Financing Activities

	2002	2001	2000
	(in thousands)

Cinergy(1)	$3,225	$867,263	$161,430
CG&E and subsidiaries	(293,445)	16,841	(192,665)
PSI	(43,817)	34,723	(77,955)
ULH&P	(22,026)	(14,678)	(18,006)

(1)          The results of Cinergy also include amounts related to non-registrants.

For the year ended December 31, 2002, Cinergy’s net cash provided by financing activities decreased, as compared to 2001.  This decrease was primarily due to the net proceeds received in 2001 from the issuance of Preferred trust securities and from new debt issuances, which were used to fund the purchase of new peaking generation facilities and environmental compliance expenditures.  The payment of common stock dividends and the repayment of both long- and short-term debt reduced cash proceeds recognized in 2002 from the issuances of common stock and new long-term debt.

CG&E’s, PSI’s, and ULH&P’s net cash used in financing activities increased during 2002, as compared to 2001.  CG&E’s increase reflects a net reduction in debt financing, partially offset by a decrease in dividends paid on common stock.  PSI’s increase primarily reflects the payment of approximately $112 million in common stock dividends in 2002, as compared to 2001, when no common dividends were paid.  ULH&P’s increase primarily reflects the repayment of short-term debt in 2002.

For the year ended December 31, 2001, Cinergy’s, CG&E’s, and PSI’s cash provided by financing activities increased, as compared to 2000.  Cinergy’s increase was primarily due to the net proceeds from the issuance of Preferred trust securities and proceeds from debt issuances to fund the purchase of new generating facilities and environmental compliance expenditures.  CG&E’s increase was primarily a result of increased short-term borrowings offset by an increase in dividends paid on common stock.  PSI’s increase was primarily the result of no dividends paid on common stock in 2001 and the retirement of preferred stock in 2000.

Investing Activities

For each of the years ended December 31, 2002, 2001, and 2000, our cash flows used in investing activities were as follows:

Net Cash Provided by (Used in) Investing Activities

	2002	2001	2000
	(in thousands)

Cinergy(1)	$(889,408)	$(1,567,099)	$(782,340)
CG&E and subsidiaries	(323,322)	(371,522)	(266,422)
PSI	(454,810)	(436,358)	(272,614)
ULH&P	(38,854)	(35,449)	(28,734)

(1)          The results of Cinergy also include amounts related to non-registrants.

For the year ended December 31, 2002, Cinergy’s net cash used in investing activities decreased, as compared to 2001.  This decrease was primarily the result of Cinergy’s 2001 acquisition of peaking generation facilities, increased capital expenditures related to environmental compliance programs, and other non-core investments.  Proceeds from the sale of certain non-core investments in 2002, were offset by expenditures for our operating companies’ capital programs, including ongoing environmental compliance, additional investments in cogeneration projects, and capital expenditures related to the purchase of a synthetic fuel production facility.

CG&E’s, PSI’s, and ULH&P’s net cash used in investing activities was comparable to 2001, reflecting ongoing construction expenditures.

Cinergy’s, CG&E’s, PSI’s, and ULH&P’s net cash used in investing activities increased in 2001, as compared to 2000, as a result of an increase in capital expenditures related to environmental compliance projects.  Cinergy’s increase also reflects the acquisition of additional peaking generation facilities.

Capital Requirements

Actual construction and other committed expenditures (including capitalized financing costs) for 2002 and forecasted construction and other committed expenditures for the year 2003 and for the five-year period 2003-2007 (in nominal dollars) are presented in the table below:

Capital and Investment Expenditures

	Actual 2002	Forecasted
		2003	2003-2007
	(in millions)

Cinergy(1)	$988	$759	$3,102
CG&E and subsidiaries	324	326	1,477
PSI(2)	467	367	1,369
ULH&P	40	43	242

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Excludes intercompany purchase of peaking plants from non-regulated affiliates.

This forecast includes an estimate of expenditures in accordance with the companies’ plans regarding Nitrogen Oxide (NOX) emission control standards and other environmental compliance (excluding implementation of the tentative United States (U.S.) Environmental Protection Agency (EPA) Agreement), as discussed in Note 11(f) of “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data”.  In 2002, we spent $259 million for NOX and other environmental compliance projects.  Forecasted expenditures for NOX and other environmental compliance projects (in nominal dollars) are approximately $200 million for 2003 and $440 million for the 2003-2007 period.  All forecasted amounts and the underlying assumptions are subject to risks and uncertainties as disclosed in “Cautionary Statements Regarding Forward-Looking Information”.

Environmental Commitment and Contingency Issues

EPA Agreement

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the United States, three northeast states, and two environmental groups for a negotiated resolution of Clean Air Act (CAA) Amendments claims and other related matters brought against coal-fired power plants owned and operated by Cinergy’s operating companies.  The estimated cost for capital expenditures associated with this settlement is expected to be approximately $700 million.  These capital expenditures are in addition to ongoing efforts to maintain and enhance emissions control equipment at our power plants.  See Note 11(f) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for a discussion of the agreement in principle and related environmental issues.

Manufactured Gas Plant (MGP) Sites

In November 1998, PSI entered into a Site Participation and Cost Sharing Agreement with Northern Indiana Public Service Company and Indiana Gas Company, Inc. related to contamination at MGP sites, which PSI or its predecessors previously owned.  Until investigation and remediation activities have been completed on the sites, we are unable to reasonably estimate the total cost and impact on our financial position or results of operations.  In relation to the MGP claims, PSI also filed suit against its general liability insurance carriers.  Subsequently, PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.  At the present time, PSI cannot predict the outcome of this litigation.  See Note 11(g) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for further information on MGP Sites.

Ambient Air Standards

In 1997, the EPA revised the National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter.  State ozone non-attainment area designations are due to the EPA in April 2003.  Fine particulate non-attainment designations are expected in the 2004-2006 timeframe.  Fine particulate matter refers to very small solid or liquid particles in the air.  Following identification of non-attainment areas, each individual state will identify the sources of emissions and develop emission reduction plans.  These plans may be state-specific or regional in scope.  Under the CAA, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem.

Cinergy may face further reductions of NOX, sulfur dioxide (SO2), and particulate emissions due to the implementation of the fine particulate matter and 8-hour ozone NAAQS as required by the EPA.  However, we cannot predict the exact amount and timing of these reductions at this time.  Nonetheless, Cinergy expects that compliance costs with these new standards will be significant.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999.  This rule established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the U.S.  The ultimate effect of the new regional haze rule could be requirements for (1) newer and cleaner technologies and additional controls on particulates emissions, and (2) reductions in SO2 and NOX emissions from utility sources.  If more utility emissions reductions are required, the compliance cost could be significant.  In August 1999, several industry groups (some of which we are a member) filed a challenge to the regional haze rules with the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals).  On May 24, 2002, the Court of Appeals set aside a portion of the EPA’s rule, holding that the rule improperly forced states to require emissions controls without adequate consideration of an individual source’s impact on visibility impairment.  We currently cannot predict the timing or outcome of the EPA’s response to the Court of Appeals’ ruling.

In July 2001, the EPA proposed guidance to implement portions of the regional haze rule.  This guidance recommends that states require widespread installation of scrubbers to reduce SO2 emissions.  We currently cannot determine whether or how the EPA will modify the scope of this guidance, or whether the states in which we operate will adopt the EPA’s proposed guidance.

Global Climate Change

In December 1997, delegates to the United Nations’ climate summit in Japan adopted an agreement, the Kyoto Protocol (Protocol), to address global warming.  The Protocol establishes legally binding greenhouse gas emission (man-made pollutants thought to be artificially warming the earth’s atmosphere) targets for developed nations.  On November 12, 1998, the U.S. signed the Protocol; however, it will not be effective in the U.S. until it is approved by a two-thirds vote of the U.S. Senate, which we currently believe is unlikely, as the current Administration is opposed to the Protocol and has not submitted it to the Senate for ratification.

A total of 108 nations, including the European Union, Japan, and Canada have ratified the Protocol.  If the Protocol goes into effect, Cinergy does not anticipate that its operations will be impacted so long as the U.S. remains outside the Protocol agreement.  In addition, there are still major uncertainties concerning the Protocol including how the Protocol will be implemented, the level and timing of greenhouse gas emissions reductions, the extent to which greenhouse gas trading would be allowed, and whether companies would be allowed to comply with emission reduction requirements through agricultural, geologic, or oceanic sequestration, or through projects in the U.S. and abroad to reduce other greenhouse gas emissions (such as methane).  Because of these uncertainties, Cinergy cannot, at this time, identify specific impacts of the Protocol on its operations, even if the U.S. should change its course and ratify the Protocol.

In February 2002, the Bush Administration announced a voluntary global climate change initiative that calls for industries to undertake voluntary activities to reduce the intensity of greenhouse gas emissions.  The Bush Administration initiative also called for increased funding of scientific research and for increased research and development.  In response to President Bush’s call for industries to take voluntary actions, Cinergy signed a commitment with the EPA to participate in its Climate Leaders program.  As a participant, Cinergy is committed to conducting an annual inventory of its corporate greenhouse gas emissions, to developing a greenhouse gas emission reduction goal, and to reporting annually on its corporate-wide greenhouse gas emissions and its progress toward achieving its greenhouse gas reduction goal.

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

Air Toxics Regulation

On December 14, 2000, the EPA made a determination that additional regulation of mercury emissions from coal-fired power plants was appropriate.  It is currently developing a Maximum Achievable Control Technology (MACT) standard for mercury.  Although the issue is highly uncertain, there is some possibility that the EPA may also seek to establish MACT standards for other pollutants such as acid gases, metals, and organics.  The EPA is expected to issue draft regulations in December 2003, and final rules by December 2004, with reductions required as soon as December 2007.  We currently cannot predict the outcome or costs relating to the EPA’s determination and subsequent regulation.

At this time, Cinergy cannot predict the exact mercury target that the EPA will finalize nor the specific compliance timing.  In addition, the form of the standard and the availability of flexibility mechanisms is also not yet known.  Nonetheless, Cinergy has analyzed various mercury MACT regulatory scenarios and has initially estimated total capital compliance costs of between $500 million and $700 million for mercury emissions control equipment.  This range corresponds to an emissions reduction target between 50 percent and 90 percent per power plant.

Asbestos Claims Litigation

CG&E and PSI have been named in lawsuits related to Asbestos at their electric generating stations.  In these lawsuits, plaintiffs claim to have been exposed to Asbestos containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that, as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any Asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.  See Note 11(h) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for a discussion of Asbestos claims and related cases.

Pensions

Cinergy maintains qualified defined benefit pension plans covering substantially all U.S. employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and fixed income securities.  Funding for the qualified defined benefit pension plans is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended.  Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased.  Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes.  As a result of these events, future funding obligations could increase substantially.  Based on preliminary estimates, we expect to fund approximately $33 million for the calendar year 2003.  Contributions for the calendar year 2002 were $4 million.

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

A FUCO is a company all of whose utility assets and operations are located outside the U.S. and which are used for the generation, transmission, or distribution of electric energy for sale at retail or wholesale, or the distribution of gas at retail.  A FUCO may not derive any income, directly or indirectly, from the generation, transmission or distribution of electric energy for sale or the distribution of gas at retail within the U.S.  An entity claiming status as a FUCO must provide notification thereof to the Securities and Exchange Commission (SEC) under PUHCA.

In May 2001, the SEC issued an order under PUHCA authorizing Cinergy to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of December 31, 2002, we had invested or committed to invest $1.2 billion in EWGs and FUCOs, leaving available investment capacity under the May 2001 order of $2.1 billion.

2.               Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Preferred Trust Securities, Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At December 31, 2002, we had invested and/or guaranteed approximately $0.7 billion of the $1.3 billion available.

Contractual Cash Obligations

The following table presents Cinergy’s, CG&E’s, PSI’s, and ULH&P’s significant contractual cash obligations:

	Payments Due
Contractual Cash Obligations	2003	2004	2005		2006	2007	There- after		Total
	(in millions)

Cinergy(1)
Notes payable and other short-term obligations	$521	$—	$—		$—	$—	$147	(2)	$668
Lease obligations	47	37	30		26	23	74		237
Long-term debt (including amounts due within one year)	191	815	204	(3)(4)	335	374	2,351		4,270
Preferred trust securities	7	8	2		—	316	—		333
Fuel purchase contracts	562	510	455		502	293	1,523		3,845
Power purchase contracts(5)	2,313	577	254		148	88	246		3,626
Total Cinergy	$3,641	$1,947	$945		$1,011	$1,094	$4,341		$12,979

CG&E and subsidiaries
Notes payable and other short-term obligations(6)	$—	$—	$—		$—	$—	$112	(2)	$112
Lease obligations	11	9	9		9	8	25		71
Long-term debt (including amounts due within one year)	120	110	150	(4)	—	100	1,212		1,692
Fuel purchase contracts	208	175	135		191	—	—		709
Power purchase contracts(5)	2,059	374	134		62	27	21		2,677
Total CG&E and subsidiaries	$2,398	$668	$428		$262	$135	$1,370		$5,261

PSI
Notes payable and other short-term obligations(6)	$138	$—	$—		$—	$—	$35	(2)	$173
Lease obligations	11	10	9		9	8	28		75
Long-term debt (including amounts due within one year)	56	2	51	(3)	328	267	676		1,380
Fuel purchase contracts	354	335	320		311	293	1,523		3,136
Power purchase contracts(5)	215	163	79		47	20	21		545
Total PSI	$774	$510	$459		$695	$588	$2,283		$5,309

ULH&P
Notes payable and other short-term obligations(6)	$14	$—	$—		$—	$—	$—		$14
Lease obligations	—	—	1		1	1	3		6
Long-term debt (including due within one year)	20	—	—		—	—	55		75
Total ULH&P	$34	$—	$1		$1	$1	$58		$95

(1)          Includes amounts for non-registrants.

(2)          Includes Variable Rate Pollution Control Notes depicted according to scheduled maturities, which the holders have the right to have redeemed on any business day, with the remainder being redeemable annually.  See Variable Rate Pollution Control Notes below.

(3)          Includes 6.50% Debentures due August 1, 2026, reflected as maturing in 2005, as the interest rate resets on August 1, 2005.

(4)          Includes 6.90% Debentures due June 1, 2025, reflected as maturing in 2005, as the debentures are putable to CG&E at the option of the holders on June 1, 2005.

(5)          Firm commitments are disclosed on a gross basis and are not netted against firm sales with like counterparties for purposes of this disclosure.

(6)          Includes net Money Pool borrowings.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of December 31, 2002, we had $526 million outstanding under the guarantees issued, of which approximately 88 percent represents guarantees of obligations reflected on Cinergy’s Consolidated Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 11(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The FIN 45 disclosure is different from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued by consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our December 31, 2002 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $69 million in collateral related to its gas and power trading operations.

Capital Resources

Cinergy meets current and future capital requirements through:

•                  internally generated funds;

•                  cash and cash equivalents on hand ($221 million as of December 31, 2002);

•                  issuance of debt and equity securities;

•                  bank financing under new and existing facilities; and

•                  monetization of assets.

Cinergy believes that it has adequate financial resources to meet its future needs.

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and the state utility commission of Ohio.  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The Public Utilities Commission of Ohio (PUCO) has regulatory jurisdiction over the issuance of short-term debt by CG&E.

	Short-term Regulatory Authority December 31, 2002
	(millions)

	Authority		Outstanding
Cinergy Corp.	$5,000	(1)	$498
CG&E and subsidiaries	671		9
PSI	600		138
ULH&P	65		14

(1)          Cinergy Corp., under the PUHCA, was granted approval to increase total capitalization (which excludes retained earnings and accumulated other comprehensive income (loss)) by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

For the purposes of quantifying regulatory authority, short-term debt includes revolving credit borrowings, uncommitted credit line borrowings, inter-company money pool obligations, and commercial paper.

Cinergy Corp.’s short-term borrowing consists primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $1 billion credit facilities and $800 million commercial paper program also support the short-term borrowing needs of CG&E and PSI.  In addition, Cinergy, CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability with pricing determined at the time of advance.  A summary of outstanding short-term borrowings for Cinergy, CG&E, PSI, and ULH&P, including variable rate pollution control bonds is as follows:

	Short-term Borrowings December 31, 2002
	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
	(millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$25	$975	$481	$494
Uncommitted lines(1)	65	—	65
Commercial paper(2)	800	473	327

Operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		147

Non-regulated subsidiaries
Revolving lines	7	1	6		6
Short-term debt	22	22	—

Cinergy Total		$668			$500

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		9

CG&E Total		$121

PSI
Uncommitted lines(1)	$60	$—	$60
Pollution control notes		35
Money pool		138

PSI Total		$173

ULH&P
Money pool		$14

ULH&P Total		$14

(1)          Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

(2)          The commercial paper program is supported by Cinergy Corp.’s revolving lines.

(3)          Standby liquidity is reserved against the revolvers to support the commercial paper program and outstanding letters of credit (currently $473 million and $8 million, respectively).

At December 31, 2002, Cinergy Corp. had $494 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving(1)	April 2003
Direct borrowing		$	$—	$
Commercial paper support			473

Total 364-day facility		600	473	127

Three-year senior revolving	May 2004
Direct borrowing			25
Commercial paper support			—
Letter of Credit support			8

Total three-year facility		400	33	367

Total credit facilities		$1,000	$506	$494

(1)          Cinergy Corp. has historically followed the practice of renewing its 364-day facility upon expiration.

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

Variable Rate Pollution Control Notes

CG&E and PSI have issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, monthly, or annual basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets for Cinergy, CG&E, and PSI.  In October 2002, CG&E and PSI redeemed $84 million and $47.6 million, respectively, of variable rate pollution control notes.  At December 31, 2002, CG&E had $112 million and PSI had $35 million outstanding in variable rate pollution control notes, classified as short-term debt.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.  See Notes 4 and 5 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information regarding pollution control notes.

Money Pool

Cinergy Corp., Cinergy Services, Inc. (Services), and our operating companies participate in a money pool arrangement to better manage cash and working capital requirements.  Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement.  This surplus cash may be from internal or external sources.  The amounts outstanding under this money pool arrangement are shown as a component of Notes receivable from affiliated companies and/or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P.  Any money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

Operating Leases

We have entered into operating lease agreements for various facilities and properties such as computer, communication and transportation equipment, and office space.  See Note 7(a) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional information regarding operating leases.

Capital Leases

Our operating companies are able to enter into capital leases subject to the authorization limitations of the applicable state utility commissions.  New financing authority is subject to the approval of the respective commissions.  In May 2002, ULH&P received approval from the Kentucky Public Service Commission (KPSC) to enter into an additional $25 million of capital lease obligations for the period ending December 31, 2004.  In June 2002, PSI received approval from the Indiana Utility Regulatory Commission (IURC) to enter into an additional $100 million of capital lease obligations for the period ending December 31, 2003.  In December 2002, CG&E received approval from the PUCO to enter into an additional $74 million of capital lease obligations for the period ending December 31, 2003.  See Note 7(b) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional information regarding capital leases.

Long-term Debt

A summary of our long-term debt authorizations at December 31, 2002, is as follows:

	Authorized	Used	Available
		(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,750	$3,250

CG&E
State Public Utility Commission	500	500	—

PSI
State Public Utility Commission	500	48	452

ULH&P
State Public Utility Commission	75	—	75

(1)          Cinergy Corp., under PUHCA, was granted approval to increase total capitalization (which excludes retained earnings and accumulated other comprehensive income (loss)) by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana.  The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp.  The respective state utility commissions regulate the issuance of long-term debt by our operating companies.  In June 2000, the SEC issued an order under the PUHCA authorizing Cinergy Corp., over a five-year period expiring in June 2005, to increase its total capitalization based on a balance at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income (loss)) by an additional $5 billion, through the issuance of any combination of equity and debt securities.  This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30 percent of Cinergy Corp.’s consolidated capital structure and that Cinergy Corp., under certain circumstances, maintains an investment grade rating on its senior debt obligations.

In July 2002, CG&E filed a shelf registration statement with the SEC for the issuance of up to $700 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock.  This shelf registration statement became effective in September 2002, and CG&E subsequently sold $500 million of senior unsecured debentures thereby reducing the standby capacity of its shelf registration statement with the SEC to $200 million.  PSI maintains shelf registration statements with the SEC with authority remaining to issue $400 million in unsecured debentures, $205 million first in mortgage bonds, and $40 million in preferred stock.  ULH&P may issue up to $30 million in secured or unsecured debt securities and up to $20 million in first mortgage bonds.

On January 15, 2003, Cinergy Corp. filed a shelf registration statement with the SEC with respect to the issuance of common stock, preferred stock, and other securities including senior unsecured debt securities in an aggregate offering amount of $750 million.  This registration statement became effective in January 2003, and on February 5, 2003, Cinergy sold $175 million of Cinergy Corp. common stock.

In February 2003, both CG&E and PSI filed shelf registration statements with the SEC for the issuance of unsecured debt securities, first mortgage bonds, or preferred stock.  These filings will increase the available amounts for these securities under the SEC shelf registration statements by $300 million and $55 million for CG&E and PSI, respectively.

CG&E, PSI, and ULH&P are also subject to the various state public utility commissions for authority to issue securities.  In December 2002, CG&E filed an application with the PUCO seeking authorization to issue secured and unsecured debt securities in any combination up to an aggregate amount of $500 million for the period ending December 31, 2003.  In January 2003, the PUCO granted this request.

In October 2002, PSI filed a petition with the IURC for the purpose of securing authorization and approval to issue promissory notes to Cinergy Corp. for the acquisition of the Butler County, Ohio and Henry County, Indiana peaking plants.  On January 22, 2003, the IURC granted this request, and on February 5, 2003, PSI issued the notes.

Off-Balance Sheet Financing

Cinergy uses special-purpose entities (SPE) from time to time to facilitate financing of various projects.  SPEs are entities often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, and reinsurance, or other transactions or arrangements.  Due to our lack of control of these entities, a substantive investment by unrelated parties, and various other criteria, Cinergy does not consolidate these SPEs.  The Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46) in January 2003.  This interpretation will significantly change the consolidation requirements for SPEs and may impact certain of our SPEs.  Refer to “Accounting Changes” in “Results of Operations - Future” for further information.

The following describes our major off-balance sheet financings excluding the investments Cinergy holds in various unconsolidated subsidiaries which are accounted for under the equity method (see Note 1(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”).  Cinergy Corp. has guaranteed approximately $8 million of the debt of these entities.

(i)                    Power Sales

Cinergy Capital & Trading, Inc. (Capital & Trading) is a 10 percent owner of two SPEs that were created to facilitate power sales to Central Maine Power (Central Maine).  The SPEs raised capital to purchase Central Maine’s existing power supply contracts from two independent power producers.  The SPEs restructured the terms of the agreements, resulting in power sales contracts for approximately 45 MW, ending in 2009, and 35 MW, ending in 2016.  Since the SPEs have no generation sources, power purchase agreements were entered into with Capital & Trading with near equivalent terms.  The total debt outstanding at December 31, 2002, within these two SPEs is approximately $233 million.  This debt is non-recourse to Cinergy and Capital & Trading in the event of non-performance by Central Maine.  A portion of the cash flows received by the SPEs from Central Maine is reserved to pay the interest and principal on the debt.

Capital & Trading provides various services, including certain credit support facilities.  The maximum exposure under the capped credit facilities is approximately $25 million.  There is a non-capped facility, but it can only be called upon in the event the SPE breaches representations, violates covenants, or other unlikely events.

Capital & Trading accounts for its 10 percent interest in both SPEs under the equity method of accounting.

(ii)                Leasing

Cinergy had an arrangement with an SPE that had contracted to buy several combustion turbines from an unrelated party.  Cinergy entered this arrangement with the intention of leasing these turbines after construction.  In the second quarter of 2002, Cinergy exercised its option to purchase the contractual rights to two of the turbines and subsequently sold those rights to third parties.  Cinergy recognized a loss of approximately $7 million on this sale.  The rights to the remaining turbines remained with the SPE.

In the fourth quarter of 2002, Cinergy decided not to pursue the leasing arrangement with the SPE.  We incurred a charge of approximately $14 million for the cancellation of the leasing arrangement.

(iii)            Sales of Accounts Receivable

In February 2002, CG&E, PSI, and ULH&P replaced their existing agreement to sell certain of their accounts receivable and related collections.  Cinergy Corp. formed Cinergy Receivables Company, LLC (Cinergy Receivables) to purchase, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P.  Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying SPE.  The sales of receivables are accounted for under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140).  For a more detailed discussion of our sales of accounts receivable, see Note 6 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data”.

Securities Ratings

As of January 31, 2003, the major credit ratings agencies rated our securities as follows:

	Fitch(1)	Moody’s(2)	S&P(3)

Cinergy Corp.
Corporate Credit	BBB+	Baa2	BBB+
Senior Unsecured Debt	BBB+	Baa2	BBB
Commercial Paper	F-2	P-2	A-2
Preferred Trust Securities	BBB+	Baa2	BBB

CG&E
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

PSI
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

ULH&P
Senior Unsecured Debt	Not Rated	Baa1	BBB

(1)          Fitch IBCA (Fitch)

(2)          Moody’s Investors Service (Moody’s)

(3)          Standard & Poor’s Ratings Services (S&P)

The lowest investment grade credit rating for Fitch is BBB-, Moody’s is Baa3, and S&P is BBB-.

In April 2002, Moody’s affirmed the credit ratings of Cinergy Corp. and its operating subsidiaries, CG&E and PSI.  Moody’s also removed Cinergy Corp. from review for possible downgrade, and assigned stable outlooks to the debt and preferred stock of Cinergy Corp. and all of its operating subsidiaries.

In June 2002, S&P affirmed Cinergy Corp.’s corporate credit rating, the rating of the company’s commercial paper program, and the secured debt ratings of CG&E and PSI, while lowering the credit ratings on other issuances.  S&P removed all of the Cinergy Corp., CG&E, and PSI ratings from CreditWatch with negative implications and assigned a stable outlook.

Also in June 2002, Fitch affirmed the credit ratings of Cinergy Corp.  Fitch also changed the rating outlook on these securities from negative to stable and affirmed the ratings of CG&E and PSI.

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity Securities

Under the SEC’s June 2000 Order, Cinergy Corp. is permitted to increase its total capitalization by $5 billion (as previously discussed).  The proceeds from any new issuances will be used for general corporate purposes.

In November 2001, Cinergy Corp. chose to reinstitute the practice of issuing new Cinergy Corp. common shares to meet its obligations under the various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  This replaces the previous practice of purchasing open market shares to fulfill plan obligations.  See Note 2(a) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional information on issued shares.

In December 2001, under an existing registration statement, Cinergy Corp. issued approximately $316 million notional amount of combined securities (Income PRIDES), a component of which is stock purchase contracts.  These contracts obligate the holder to purchase common shares of Cinergy Corp. in, and/or before, February 2005.  See Note 2(e) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional information regarding the stock purchase contracts.

In February 2002, Cinergy Corp. issued 6.5 million shares of common stock with net proceeds of approximately $200 million.

In July 2002, Cinergy implemented a policy that prohibits executive officers and directors from selling shares of Cinergy Corp. common stock acquired through the exercise of stock options (except to the extent necessary to pay the exercise price and/or any accompanying tax obligation) until 90 days after they leave the company or board.

On January 15, 2003, Cinergy Corp. filed a registration statement with the SEC with respect to the issuance of common stock, preferred stock, and other securities in an aggregate offering amount of $750 million.  On February 5, 2003, Cinergy sold 5.7 million shares of common stock of Cinergy Corp. with net proceeds of approximately $175 million under this registration statement.

Dividend Restrictions

Cinergy Corp.’s ability to pay dividends to holders of its common stock is principally dependent on the ability of CG&E and PSI to pay Cinergy Corp. common dividends.  Cinergy Corp., CG&E, and PSI cannot pay dividends on their common stock if their respective preferred stock dividends or preferred trust dividends are in arrears.  The amount of common stock dividends that each company can pay is also limited by certain capitalization and earnings requirements under CG&E’s and PSI’s credit instruments.  Currently, these requirements do not impact the ability of either company to pay dividends on its common stock.

Other

Where subject to rate regulations, our operating companies have the ability to timely recover certain cash outlays through regulatory mechanisms such as fuel adjustment clause, purchased power tracker (Tracker), gas cost recovery, and construction work in progress (CWIP) ratemaking.  For further discussion see “Electric Industry” and “Gas Industry”.

As opportunities arise, we will continue to monetize certain non-core investments, which would include our international and renewable assets operated by Cinergy Global Resources, Inc. (Global Resources) and other technology investments.

The Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section.

2002 RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the years ended December 31, 2002 and 2001 were as follows:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2002	2001	2002	2001	2002	2001
	(in thousands)

Electric gross margin	$2,400,458	$2,250,044	$1,228,005	$1,215,385	$1,083,218	$942,530
Gas gross margin	247,978	231,017	204,534	199,665	—	—
Net income	360,576	442,279	263,696	326,654	214,249	162,333

(1)          The results of Cinergy also include amounts related to non-registrants.

Net income for the year ended December 31, 2002, was $361 million ($2.13 per share on a diluted basis) as compared to $442 million ($2.75 per share on a diluted basis) for the same period last year.  Income before taxes for the period was $558 million compared to $718 million for the prior year.  Increased gross margins were offset by the recognition of costs associated with employee severance programs, charges related to the write-off of certain investments, and higher operating costs.  Increased gross margins were also offset by a cumulative effect of a change in accounting principle related to the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).

The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI.  However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)

Retail	$2,771	$2,691	3	$1,412	$1,444	(2)	$1,360	$1,247	9
Wholesale	3,970	5,482	(28)	2,964	2,645	12	959	2,835	(66)
Transportation	13	3	—	13	3	—	—	—	—
Other	158	80	98	125	64	95	40	26	54
Total	$6,912	$8,256	(16)	$4,514	$4,156	9	$2,359	$4,108	(43)

(1)          The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues decreased for Cinergy and PSI and increased for CG&E for the year ended December 31, 2002, as compared to 2001.  Increases in retail sales, including transportation, were offset by an overall reduction in wholesale sales.

Cinergy’s wholesale sales decrease primarily reflects a reduction in the average price per megawatt hour (MWh) realized on non-firm wholesale transactions related to CG&E’s and PSI’s energy marketing and trading activities.  Non-firm power is power without a guaranteed commitment for physical delivery.  Additionally, CG&E’s increase and PSI’s decrease in wholesale revenues reflect the implementation of the new joint operating agreement effective April 2002 (see “Termination of Operating Agreement” in “Results of Operations - Future”).  In connection with implementation of the new operating agreement, new wholesale sales transactions entered into since April 2002 were originated on behalf of CG&E.

Retail revenues increased for Cinergy and PSI due to increased MWh sales, attributable to weather and increased customer usage.  Also contributing to this increase were changes in rate tariff adjustments associated with demand-side management, Tracker, CWIP, and fuel cost recovery programs.  The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.  CG&E’s retail revenues were relatively flat for the year ended December 31, 2002, as compared to 2001.  Increased residential sales, primarily attributable to weather, were offset by decreases in revenue from commercial and industrial customers.  This decrease reflects a sluggish economy and the migration of such customers to a transportation-only tariff, in connection with the Ohio electric customer choice program.

Other Electric operating revenues for Cinergy, CG&E, and PSI increased for the year ended December 31, 2002, as compared to 2001.  Cinergy’s and CG&E’s increase is due primarily to third party coal sales.  Cinergy’s, CG&E’s, and PSI’s increase also reflects transmission revenues associated with the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) which began operations in early 2002.

Gas Operating Revenues

	Cinergy(1)			CG&E and subsidiaries
	2002	2001	% Change	2002	2001	% Change
	(in millions)

Retail	$386	$547	(29)	$386	$547	(29)
Wholesale	4,481	4,068	10	—	—	—
Transportation	47	40	18	47	40	18
Other	3	8	(63)	4	9	(56)
Total	$4,917	$4,663	5	$437	$596	(27)

(1)                                  The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy increased for the year ended December 31, 2002, as compared to 2001.  Cinergy’s increase was primarily the result of increased volumes sold by Cinergy Marketing & Trading, LP (Marketing & Trading), slightly offset by a lower price received per thousand cubic feet (mcf).  Wholesale natural gas commodity spot prices were 16 percent lower on average than the year ended December 31, 2001.

CG&E’s retail gas revenues decreased primarily due to a lower price received per mcf delivered.  The lower price reflects a substantial decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated by state law.  Partially offsetting this decrease in retail gas revenues was an increase in CG&E’s base rates approved by the PUCO in May 2002 (See “CG&E Gas Rate Case” in “Results of Operations - Future”).

Other Revenues

Other revenues for Cinergy increased for the year ended December 31, 2002, as compared to 2001.  This increase is primarily due to the sale of synthetic fuel, which began in July 2002.

Operating Expenses

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)

Fuel	$865	$779	11	$410	$332	23	$455	$453	—
Purchased and exchanged power	3,647	5,227	(30)	2,876	2,609	10	821	2,713	(70)
Gas purchased	4,669	4,432	5	233	397	(41)	—	—	—
Operation and maintenance	1,298	1,013	28	533	442	21	489	413	18
Depreciation	414	374	11	196	187	5	156	149	5
Taxes other than income taxes	263	228	15	198	174	14	57	50	14
Total	$11,156	$12,053	(7)	$4,446	$4,141	7	$1,978	$3,778	(48)

(1)          The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity.   The following table details the changes to fuel expense from the year ended December 31, 2001, to the year ended December 31, 2002:

	Cinergy(1)	CG&E	PSI
	(in millions)

2001 fuel expense	$779	$332	$453

Increase (Decrease) due to changes in:
Price of fuel	(8)	(22)	14
Deferred fuel cost	(5)	—	(5)
MWh generation	23	30	(7)
Other(2)	76	70	—

2002 fuel expense	$865	$410	$455

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Includes costs of third party coal sales through our marketing and trading activities.

Purchased and Exchanged Power

Purchased and exchanged power expense decreased for Cinergy and PSI and increased for CG&E for the year ended December 31, 2002, as compared to 2001.  Cinergy’s decrease primarily reflects a reduction in the average price paid per MWh as wholesale electric on-peak commodity prices were approximately 23 percent lower on average as compared to 2001.  CG&E’s and PSI’s purchased and exchanged power expense also reflects the implementation of the new joint operating agreement beginning in April 2002.

Gas Purchased

Gas purchased expense increased for Cinergy for the year ended December 31, 2002, as compared to 2001.  Cinergy’s increase primarily reflects higher gas volumes purchased by Marketing & Trading.  Increased volumes purchased were partially offset by decreases in the average cost of mcf purchased.  Wholesale natural gas commodity spot prices were 16 percent lower on average for the year ended December 31, 2002, as compared to 2001.  CG&E’s gas purchased expense decreased primarily due to a decrease in the average cost purchased per mcf.  CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated by state law.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the year ended December 31, 2002, as compared to 2001.  Cinergy’s, CG&E’s, and PSI’s increase reflects the recognition of costs associated with employee severance programs, which began in the second quarter of 2002.  Also contributing to this increase were higher transmission costs, increased costs of employee compensation and benefit programs, and expenditures related to process improvement and performance measurement initiatives.  Cinergy’s and PSI’s increase also reflects increased amortization of demand-side management expenditures.  Additionally, Cinergy’s increase includes costs associated with the production of synthetic fuel, beginning in July 2002 and increased operating costs for certain of our non-regulated investments.

Depreciation

Depreciation expense increased for Cinergy, CG&E, and PSI for the year ended December 31, 2002, as compared to 2001.  This increase was primarily attributable to the addition of depreciable plant, including Cinergy’s acquisitions of non-regulated peaking generation in 2001 and a synthetic fuel project in 2002.

Taxes Other Than Income Taxes

Taxes other than income taxes expense increased for Cinergy, CG&E, and PSI for the year ended December 31, 2002, as compared to 2001.  This increase is primarily attributable to increased property taxes.  Cinergy’s and CG&E’s increase also reflects other tax changes associated with deregulation in Ohio.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

Equity in earnings (losses) of unconsolidated subsidiaries increased for the year ended December 31, 2002, as compared to 2001, primarily due to changes in the market valuation of certain investments and the dissolution and write-off of subsidiaries in 2001.

Miscellaneous - Net

Miscellaneous - net decreased for Cinergy for the year ended December 31, 2002, as compared to 2001, primarily reflecting the write-off of technology investments and costs accrued related to the termination of a contract for the construction of combustion turbines.  Partially offsetting this decrease were net gains realized from the sale of equity investments in certain renewable energy projects.

Interest

Interest expense decreased for Cinergy, CG&E, and PSI for the year ended December 31, 2002, as compared to 2001, primarily as a result of lower interest rates.

Preferred Dividend Requirement of Subsidiary Trust

Preferred dividend requirement of subsidiary trust relates to quarterly payments to be made to holders of Cinergy’s preferred trust securities, which were issued in December 2001.

Income Taxes

Income taxes expense decreased for Cinergy and CG&E for the year ended December 31, 2002, as compared to 2001.  This decrease was primarily due to the decrease in taxable income.  Also contributing to Cinergy’s decrease were tax credits associated with the production and sale of synthetic fuel beginning July 2002.  PSI’s income tax expense increased for the year ended December 31, 2002, as compared to 2001, mainly due to the increase in taxable income.

Discontinued Operations

In 2002, Cinergy sold and/or classified as held for sale, several non-core investments.  Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets (Statement 144), these investments have been classified as discontinued operations in our financial statements.  See Note 15 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for further information.

Cumulative Effect of a Change in Accounting Principle

Cinergy recognized a Cumulative effect of a change in accounting principle of approximately $11 million (net of tax) as a result of an impairment charge for goodwill related to the implementation of Statement 142.  See Note 14 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for further information.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the year ended December 31, 2002, in accordance with General Instruction I(2)(a).

Electric and gas margins and net income for ULH&P for the year ended December 31, 2002 and 2001, were as follows:

	ULH&P
	2002	2001
	(in thousands)

Electric gross margin	$67,122	$79,398
Gas gross margin	34,820	36,740
Net income	12,150	35,924

Electric Gross Margins

Electric operating revenues decreased for the year ended December 31, 2002, as compared to 2001, primarily due to the recognition of revenues in 2001 which were previously deferred subject to refund in connection with a 2000 retail rate filing with the KPSC.  A settlement was reached in May 2001, allowing ULH&P to retain these revenues. Partially offsetting this decrease in revenues was an increase in sales attributable to warmer than normal weather.

Electricity purchased from parent company for resale increased for the year ended December 31, 2002, as compared to 2001, due primarily to a new wholesale power contract with CG&E that became effective in January 2002.  This five-year agreement is a negotiated fixed-rate contract that replaced the previous cost of service based contract that expired on December 31, 2001.

Gas Gross Margins

Gas operating revenues decreased for the year ended December 31, 2002, as compared to 2001.  This decrease is primarily due to lower price received per mcf.  The lower price reflects a substantial decrease in the wholesale gas commodity cost.  Partially offsetting the decrease in gas revenues was an increase in ULH&P’s base rates approved by the KPSC in January 2002 (see “ULH&P Gas Rate Case” in “Results of Operations - Future”).

Gas purchased expenses decreased for the year ended December 31, 2002, as compared to 2001, due to lower prices paid per mcf.  The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

Operation and Maintenance

Operation and maintenance expense increased for the year ended December 31, 2002, as compared to 2001, due primarily to higher transmission costs associated with the new wholesale power contract with CG&E that became effective in January 2002.

2001 RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the years ended December 31, 2001 and 2000 were as follows:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2001	2000	2001	2000	2001	2000
	(in thousands)

Electric gross margin	$2,250,044	$2,220,084	$1,215,385	$1,183,816	$942,530	$959,541
Gas gross margin	231,017	267,304	199,665	224,633	—	—
Net income	442,279	399,466	326,654	266,820	162,333	135,398

(1)        The results of Cinergy also include amounts related to non-registrants.

Diluted earnings per share for the year ended December 31, 2001, was $2.75 as compared to $2.50 for the year ended December 31, 2000.  Included in 2000 results were previously reported one-time charges totaling $.11 per share related to a tentative agreement reached with the EPA and a limited early retirement program (LERP) offered to employees during 2000.

The increase in 2001 earnings was primarily attributable to increased electric gross margins within Energy Merchant Business Unit’s (Energy Merchant) origination, marketing and trading segment, and reduced operating expenditures.  Partially offsetting this increase were lower electric gross margins within our regulated operations, mainly driven by mild weather and a slowed economy, and increased depreciation and interest expenses associated with new investments.  Gas gross margins decreased for the year ended December 31, 2001, as compared to 2000, primarily as a result of mild weather.

The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI.  However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

	Cinergy(1)			CG&E and subsidiaries			PSI
	2001	2000	% Change	2001	2000	% Change	2001	2000	% Change
	(in millions)

Retail	$2,691	$2,692	—	$1,444	$1,482	(3)	$1,247	$1,210	3
Wholesale	5,482	2,615	—	2,645	1,233	—	2,835	1,450	96
Transportation	3	—	—	3	—	—	—	—	—
Other	80	52	54	64	31	—	26	31	(16)
Total	$8,256	$5,359	54	$4,156	$2,746	51	$4,108	$2,691	53

(1)          The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI increased for the year ended December 31, 2001, as compared to 2000, mainly due to an increase in volumes and average price per MWh realized on non-firm wholesale transactions related to energy marketing and trading activities.  Non-firm power is power without a guaranteed commitment for physical delivery.

Gas Operating Revenues

	Cinergy(1)			CG&E and subsidiaries
	2001	2000	% Change	2001	2000	%Change
	(in millions)

Retail	$547	$429	28	$547	$429	28
Wholesale	4,068	2,454	66	—	—	—
Transportation	40	56	(29)	40	56	(29)
Other	8	3	—	9	6	50
Total	$4,663	$2,942	58	$596	$491	21

(1)     The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy increased for the year ended December 31, 2001, as compared to 2000.  Cinergy’s increase was primarily the result of increased volumes sold by Marketing & Trading.

CG&E’s retail gas revenues increased primarily due to a higher price received per mcf sold.  This increase was partially offset by a decrease in retail gas sales resulting from warmer weather during the fourth quarter of 2001.  The higher price reflects a substantial increase in the wholesale gas commodity cost during the first six months, which is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated by state law.  Retail sales also increased and transportation sales decreased due to transportation customers (customers who purchase gas directly from other suppliers) returning to full gas service (customers who purchase gas and utilize the transportation services of CG&E).

Operating Expenses

	Cinergy(1)			CG&E and subsidiaries			PSI
	2001	2000	% Change	2001	2000	% Change	2001	2000	% Change
	(in millions)

Fuel	$779	$760	3	$332	$344	(3)	$453	$407	11
Purchased and exchanged power	5,227	2,379	—	2,609	1,218	—	2,713	1,325	—
Gas purchased	4,432	2,675	66	397	266	49	—	—	—
Operation and maintenance	1,013	1,112	(9)	442	492	(10)	413	464	(11)
Depreciation	374	342	9	187	181	3	149	141	6
Taxes other than income taxes	228	268	(15)	174	208	(16)	50	57	(12)
Total	$12,053	$7,536	60	$4,141	$2,709	53	$3,778	$2,394	58

(1)     The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the year ended December 31, 2000, to the year ended December 31, 2001:

	Cinergy(1)	CG&E	PSI
	(in millions)

2000 fuel expense	$760	$344	$407

Increase (Decrease) due to changes in:
Price of fuel	47	22	25
Deferred fuel cost	45	2	43
MWh generation	(58)	(36)	(22)
Other	(15)	—	—

2001 fuel expense	$779	$332	$453

(1)     The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

Purchased and exchanged power expense for Cinergy, CG&E, and PSI increased for the year ended December 31, 2001, as compared to 2000, primarily due to an increase in purchases of non-firm wholesale power, reflecting higher sales volumes and higher prices paid per MWh.

Gas Purchased

Gas purchased expense for Cinergy increased for the year ended December 31, 2001, as compared to 2000, primarily due to an increase in gas commodity trading volumes.  CG&E’s gas purchased expense increased primarily due to higher prices paid per mcf during the first six months of 2001.  CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated by state law.

Operation and Maintenance

Operation and maintenance expense for Cinergy, CG&E, and PSI decreased for the year ended December 31, 2001, as compared to 2000, due in part to one-time charges related to a tentative agreement reached with the EPA in late 2000 and the LERP offered during 2000, as part of a corporate restructuring initiative.  Cinergy’s and CG&E’s decrease is also attributable to a sale of emission allowances, due to decreased electric generation, and Cinergy’s and PSI’s decrease reflects the reduction in amortization of demand-side management costs, resulting from the expiration of the agreement in May 2000.

Depreciation

Depreciation expense for Cinergy increased for the year ended December 31, 2001, as compared to 2000.  This increase was primarily attributable to the acquisition of additional depreciable plant, including investments in peaking generation.

Taxes Other Than Income Taxes

Taxes other than income taxes expense for Cinergy, CG&E, and PSI decreased for the year ended December 31, 2001, as compared to 2000, primarily due to reduced property tax expense and other tax changes associated with deregulation in Ohio.

Miscellaneous – Net

Miscellaneous - net increased for Cinergy, CG&E, and PSI for the year ended December 31, 2001, as compared to 2000, due in part to gains associated with the demutualization of one of our medical insurance carriers.  Cinergy’s and PSI’s increase also reflects income associated with capitalized financing costs of PSI’s pollution control projects.

Interest

Interest expense for Cinergy increased for the year ended December 31, 2001, as compared to 2000, mainly due to debt issuances principally associated with the acquisition of additional peaking generation.  Partially offsetting this increase was a decrease in short-term interest rates.

Income Taxes

Income taxes expense for Cinergy, CG&E, and PSI increased for the year ended December 31, 2001, as compared to 2000, primarily due to an increase in taxable income.

Discontinued Operations

In 2002, Cinergy sold and/or classified as held for sale, several non-core investments resulting in a reclassification of those investments as discontinued operations.  See Note 15 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for further information.

MD&A - RESULTS OF OPERATIONS - FUTURE

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, inflation, and accounting matters.  Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

The utility industry has traditionally operated as a regulated monopoly but is transitioning to an environment of increased wholesale and retail competition.  Regulatory and legislative decisions being made at the federal and state levels are aimed at promoting customer choice and are shaping this transition.  Customer choice provides the customer with the ability to select an energy supplier (the company that generates or supplies the commodity) in an open and competitive marketplace.  In particular, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing significant changes to enhance wholesale competition and create more customer options, among other initiatives.

The events and circumstances with California, Enron Corp. (Enron), and others, are significantly influencing the transition to increased wholesale and retail competition.  In 2002, wholesale electric markets were characterized by lower prices, decreased liquidity, and the near evaporation of mid- to long-term markets.  Developers cancelled turbine orders and abandoned existing power projects.  Several trading operations announced plans to curtail or exit their wholesale trading activities.  Credit rating agencies downgraded many industry participants.  In this period of unprecedented change and uncertainty, energy industry participants are re-evaluating their strategies and business models.

Wholesale Market Developments

FERC NOPR on “Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design”

In July 2002, the FERC issued a NOPR on “Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design” that proposed significant changes, intended by FERC, to enhance wholesale competition, enable efficient transmission system development, provide correct pricing signals for investment in transmission and generation facilities, and create more customer options.  Market monitoring and market power mitigation proposals are also critical parts of the proposals for standardized power market rules.  As part of this process, the FERC proposes to amend its regulations under the Federal Power Act, to modify the pro-forma open access transmission tariff established under the FERC’s Order No. 888.  FERC proposes to require all public utilities with open access transmission tariffs to file modifications to their tariffs to implement its proposed standardized transmission services and standardized wholesale electric market design.  On November 15, 2002, Cinergy submitted initial NOPR comments to the FERC as part of this proceeding, generally supporting the FERC’s pro-competitive goals but suggesting modifications and sensitivity to some regional differences.  Pursuant to FERC’s procedural directives, Cinergy anticipates filing additional comments on this NOPR with the FERC in the first quarter of 2003.

The FERC issued a news release on January 13, 2003, stating its intention to issue an additional document on this NOPR in April 2003.  The FERC also indicated that it would seek comments on the new document from interested parties.  As a result, it is likely that the original timeline included in the NOPR will be delayed.  Cinergy continues to evaluate this NOPR, but at this time, cannot determine the impact to either its financial position or results of operations.

FERC NOPR on New Standards of Conduct Regulations

In September 2001, the FERC issued a NOPR proposing to promulgate new standards of conduct regulations that would apply, uniformly, to natural gas pipelines and transmitting public utilities.  The FERC is proposing to adopt one set of standards of conduct to govern the relationships between regulated transmission providers and all their energy affiliates, broadening the definition of an affiliate covered by the standards of conduct from the more narrow definition in the existing regulations.  At this time, we are unable to predict either the outcome of this proceeding or its effect on Cinergy.

Supply-side Actions

In December 2001, the IURC approved PSI’s plan for converting its Noblesville generating station from coal to natural gas, which will increase the electric generating capacity at the plant from approximately 100 megawatts (MW) to 300 MW.  The conversion is expected to be completed in June 2003.  In addition to increasing capacity, upon completion of the project, overall emissions to the environment will be reduced.  Also, in December 2001, PSI filed a petition with the IURC to acquire the Butler County, Ohio and Henry County, Indiana peaking plants from subsidiaries of Capital & Trading.  In December 2002, the IURC approved PSI’s purchase of the two plants, and on February 4, 2003, the FERC issued an order approving the transfer.  See “Transfer of Generating Assets to PSI” for additional information.

Demand-side Actions

Pursuant to Ohio’s customer choice legislation enacted in 2001, four percent of CG&E’s residential customers and 23 percent of CG&E’s non-residential retail customers, in terms of annual energy consumption, had switched electric suppliers as of December 31, 2002.  CG&E currently has no plans to replace these customers by acquiring new retail customers, although CG&E reserves the flexibility to replace load in the wholesale market, to the extent it chooses.  For a further discussion on Ohio deregulation, see “Retail Market Developments” in this section.

In July 2002, we experienced record peak loads of 11,133 MW, 5,265 MW, and 6,088 MW for Cinergy, CG&E, and PSI, respectively.  Cinergy and CG&E subsequently set new record peak loads of 11,305 MW and 5,311 MW, respectively, in August 2002.  We met customer demands with our own supply and planned purchases from other regional electric suppliers.

Retail Market Developments

Currently, regulatory and legislative initiatives shaping the transition to a competitive retail market are the responsibilities of the individual states.  Many states, including Ohio, have enacted electric utility deregulation legislation.  In general, these initiatives have sought to separate the electric utility service into its basic components (generation, transmission, and distribution) and offer each component separately for sale.  This separation is referred to as unbundling of the integrated services.  Under the customer choice initiatives in Ohio, we continue to transmit and distribute electricity; however, the customer can purchase electricity from any available supplier, and we are compensated through a transportation charge.  The following sections further discuss the current status of federal and state energy policies and deregulation legislation in the states of Ohio, Indiana, and Kentucky, each of which includes a portion of our service territory.

Federal Update

Energy Bill

President Bush, in conjunction with the work of an inter-agency energy task force headed by Vice President Richard Cheney, developed a number of recommendations to address the energy security needs of America.  The U.S. House of Representatives passed its version of energy security legislation (H.R. 4) in 2001, and the U.S. Senate passed its version (S. 517) on April 25, 2002.  After significant debate, the bill died in a conference committee because differences could not be resolved.  While the Bush Administration has urged Congress to take up similar legislation during 2003, it is unclear how quickly Congress will move to enact a bill.  Last year’s versions of the energy bill included a provision to repeal the PUHCA, which Cinergy supported.  It is likely that early versions of the energy bill will include PUHCA repeal, but it is too early to determine if an energy bill with electricity provisions will pass Congress this year.

Clear Skies Legislation

At the end of the 107th Congress, President Bush requested the introduction of legislation that would create a clear roadmap for environmental laws, allowing the nation to meet air goals but providing certainty for electric utilities with coal-fired power.  That legislation is expected to be re-introduced in this session of Congress, and President Bush, in his 2003 State of the Union address, expressed that passage of his Clear Skies legislation was a top priority.  Cinergy has been a promoter of this legislation, as it will create a clear roadmap of its environmental requirements while providing the time necessary to make required environmental improvements.

The importance of Clear Skies legislation is that it would replace unpredictable environmental regulations with set targets and timetables, allowing the industry adequate time to access needed capital and build environmental improvement projects.  Clear Skies legislation would seek an overall 70 percent improvement in emissions from power plants over a phased-in reduction schedule beginning in 2010 and stretching to 2018.  The leaders of the U.S. Senate Environmental Committee have promised to consider the legislation early in 2003; however, timing for consideration is less certain with the U.S. House of Representatives.  Therefore, the prospects for passage of the Clear Skies legislation are unclear.

Ohio

In July 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio.  The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001.  The legislation provides for a market development period that began January 1, 2001 and ends no later than December 31, 2005.

In May 2000, CG&E reached a stipulated agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001.  In August 2000, the PUCO approved CG&E’s stipulation agreement.  Subsequently, two parties filed applications for rehearing with the PUCO.  In October 2000, the PUCO denied these applications.  One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000, and CG&E subsequently intervened in that case.  In April 2002, the Ohio Supreme Court affirmed the PUCO’s stipulated agreement with CG&E with respect to implementing electric customer choice.  The Ohio Supreme Court ruling leaves CG&E’s transition plan entirely intact.

Under CG&E’s transition plan, retail customers continue to receive transportation services from CG&E but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers, are higher than CG&E’s electric generation costs in order to stimulate the development of the competitive retail electric service market.

CG&E recovers its regulatory assets and other transition costs through a Regulatory Transition Charge (RTC) paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference in the shopping credits provided to customers and the wholesale revenues from switched generation.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of CG&E’s electric sales, prices in the wholesale power markets, and the amount of customer switching to other electric suppliers.

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers, and a process for establishing the competitively-bid generation service option required by the Electric Restructuring Bill.  As of December 31, 2002, more than 20 percent of the load in each of CG&E’s non-residential customer classes has switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for non-residential customers at this time.  CG&E is unable to predict the outcome of this proceeding.

A FERC order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  The order also authorizes the transfer of the CG&E generating assets to a non-regulated affiliate.  However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E’s generation assets, and therefore Cinergy does not plan to transfer CG&E’s generating assets to a non-regulated affiliate in the foreseeable future.  For further discussion of the joint dispatch agreement, see “Termination of Operating Agreement”.

Indiana

In 2002, Indiana lawmakers anticipated the creation of an Energy Policy Commission to assist in the creation of a comprehensive energy plan.  However, no such commission was formed and, as a result, there are no current plans for electric deregulation in Indiana.

Kentucky

Throughout 1999, a special Kentucky Electricity Restructuring Task Force (Task Force), convened by the Kentucky legislature, studied the issues of electric deregulation.  In January 2000, the Task Force issued a final report to Kentucky Governor Paul Patton recommending that lawmakers wait until the 2002 General Assembly before considering any deregulation that would open the state’s electric industry to competition.  The state legislature did not take any action in 2002 to move Kentucky towards electric deregulation.

Other States

At the end of 2000, approximately one half of the states and the District of Columbia had adopted deregulation plans.  However, recent events are significantly influencing political and legislative activity.  At the end of 2001, eight of the states decided to delay or suspend their deregulation activities.  No additional states adopted deregulation plans during 2002.

Other

Under generally accepted accounting principles (GAAP), CG&E, PSI, and ULH&P apply the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71) to the applicable rate-regulated portions of their businesses.  The provisions of Statement 71 allow CG&E, PSI, and ULH&P to capitalize (record as a deferred asset) costs that would normally be charged to expense.  These costs are classified as regulatory assets in the accompanying financial statements, and the majority have been approved by regulators for future recovery from customers through our rates.  As of December 31, 2002, our operating companies have approximately $1 billion of net regulatory assets, of which more than 90 percent has been approved for recovery.

Except with respect to the generation assets of CG&E, as of December 31, 2002, our operating companies continue to meet each of the criteria required for the application of Statement 71.  However, to the extent other states implement deregulation legislation, the application of Statement 71 will need to be reviewed.  Based on our operating companies’ current regulatory orders and the regulatory environment in which they currently operate, management believes the future recovery of regulatory assets recognized in the accompanying Balance Sheets, as of December 31, 2002, is probable.  See Note 1(c) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for a further discussion of our regulatory assets.

Midwest ISO

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

On December 15, 2001, the Midwest ISO initiated startup of its operations with the provision of a variety of support or stand alone services to its transmission owning members.  The Midwest ISO achieved full startup, including implementation of tariff administration, on February 1, 2002.  Although the Midwest ISO continues to develop, modify, and enhance its various operating practices, it has assumed functional control of the transmission systems of its member companies, including the Cinergy utilities.  This transfer of control was implemented without significant impact on the operations of Cinergy’s transmission systems.

FERC Orders

In December 2001, the FERC approved the proposal of the Midwest ISO to become the first FERC-approved Regional Transmission Organization (RTO) and denied a similar proposal from the Alliance Regional Transmission Organization (Alliance RTO) on the basis that the proposal lacked sufficient scope.  The FERC encouraged the former Alliance RTO companies to explore joining the Midwest ISO.  Certain former Alliance RTO companies have joined or announced intent to join the Midwest ISO.  The remaining former Alliance RTO companies have announced that they will join the PJM Interconnection, LLC (PJM).

In its July 17, 2002 open meeting and subsequent orders, the FERC reaffirmed its expectation that the Midwest ISO and PJM implement a common wholesale market between them by October 1, 2004.  FERC also imposed more immediate deadlines upon the Midwest ISO, PJM, and various other parties to establish certain protocols, including the elimination of pancaked transmission rates between the Midwest ISO and PJM, necessary to establish a “virtual” single regional transmission organization among the Midwest ISO and PJM companies.  Pancaked transmission rates are multiple transmission charges imposed for a single transaction crossing between multiple transmission providers.  As part of the FERC orders, the FERC has opened an investigation, under Section 206 of the Federal Power Act (Section 206), into the justness and reasonableness of the “through and out” transmission rates of the Midwest ISO and PJM.  Cinergy is participating in the Section 206 hearing, along with the other transmission owners who are members, or potential members, of the Midwest ISO or PJM.  Pursuant to an order issued in July 2002, the FERC indicated that it plans to issue a decision by July 31, 2003.  As part of this proceeding, Cinergy is advocating the removal of pancaked transmission rates between the Midwest ISO and PJM, including all of the former Alliance RTO companies, as well as lost revenue recovery for transmission owners who are affected by the removal of the pancaked transmission rates.  At this time, Cinergy cannot determine the impact of either the FERC orders or the related Section 206 investigation upon either our financial position or results of operations.

In related activity, the FERC issued an order in December 2001, in response to protests of the Midwest ISO’s proposed methodology related to the calculation of its administrative adder fees for the services it provides.  Cinergy and a number of other parties filed protests to the proposed methodology, suggesting, among other things, that the methodology was inconsistent with the transmission owners’ prior agreement with the Midwest ISO and selectively allowed only independent transmission companies to choose which unbundled administrative adder services they wished to purchase from the Midwest ISO.  A partial settlement was reached in the FERC proceeding, resolving the issues addressed by Cinergy’s protest in a manner favorable to Cinergy.  Most active parties in the FERC proceeding filed comments in support of the settlement.  The only contested issue under the settlement involved an agreed upon deferred accounting and regulatory asset mechanism to be established as a backstop to guard against any under-recovery of assessed administrative fees in retail ratemaking proceedings.  The settlement agreement was neither approved nor denied approval by the FERC by December 31, 2002.  Cinergy anticipates that the settlement will need to be renegotiated in early 2003 and resubmitted to the FERC for approval.  Cinergy also anticipates that the Midwest ISO transmission members will reach a similar settlement with the Midwest ISO, and that such agreement will be approved by the FERC without material change.

In late 2001 and early 2002, the FERC issued its Opinion No. 453 and 453-A ordering, among other things, that transmission service for bundled retail customers (i.e., customers who cannot select an alternative energy provider) shall be provided under the Midwest ISO’s open access transmission tariff, and that the Midwest ISO’s charges for its administrative services shall apply to bundled retail customers.  PSI and other parties have appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit, challenging the application of the Midwest ISO’s tariff, and the Midwest ISO’s charges for its administrative services to bundled retail customers.  PSI cannot predict either when the court will issue its opinion in the appeal or the outcome of the appeal.

On November 22, 2002, the FERC issued an order conditionally approving the Midwest ISO’s recovery of costs associated with the establishment of financial transmission rights, and the development of energy markets within the Midwest ISO’s operating area.  The FERC’s order suspended the proposed rates and made them effective November 25, 2002, subject to refund, and set for a hearing the issues identified below.  The FERC’s order expressed the expectation that the Midwest ISO’s board of directors will guard against any unreasonable costs being incurred by the Midwest ISO.  The Midwest ISO had proposed to assess a withdrawal/exit fee on any transmission owner member who withdraws from the Midwest ISO for its proportionate share of any unrecovered deferred costs.  The Midwest ISO transmission owners, including Cinergy, filed a protest with the FERC, challenging the cost allocation and the implementation of an exit fee within the Midwest ISO proposal.  The FERC subsequently set these issues for a hearing.

In July 2002, the FERC issued a NOPR that proposed significant changes to the electricity wholesale market.  At this time, we are unable to determine the impact of the NOPR on the Midwest ISO and Cinergy.  See “FERC NOPR on ‘Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design’” for further discussion.

State Regulatory Agencies Filings

This past summer, PSI and the other investor-owned transmission companies in Indiana who are members of the Midwest ISO, requested approval from the IURC to defer, for subsequent recovery from their respective Indiana retail electric customers, the applicable costs incurred by the companies for administrative services provided by the Midwest ISO.

The actual costs for 2002 were approximately $6 million and $3 million for PSI and CG&E, respectively, and are deferred on their respective Balance Sheets as of December 31, 2002.  A settlement was reached between the Indiana Office of the Utility Consumer Counselor, PSI, and the other parties to the IURC proceeding providing for the requested rate and deferred accounting treatment.  The settlement was approved by the IURC on December 11, 2002.  PSI anticipates that its recovery of these deferred amounts will commence with the IURC’s order in PSI’s upcoming retail electric rate case.  For the market development period, CG&E is authorized to recover these costs in Ohio through its regulatory transition plan.

Significant Rate Developments

PSI Retail Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI’s proposed increase reflects an average increase of approximately 16 to 19 percent over PSI’s current retail electric rates.  If approved by regulators, PSI estimates the rate request will become effective in early 2004.  PSI plans to file initial testimony in this case in March 2003.  An IURC decision is expected in the first quarter of 2004.

Transfer of Generating Assets to PSI

In December 2001, PSI filed a petition with the IURC requesting approval, under Indiana’s Power Plant Construction Act, to acquire the Butler County, Ohio and Henry County, Indiana peaking plants from their current owners, subsidiaries of Capital & Trading, to address its need for increased generating capacity.  In September 2002, PSI reached a settlement agreement with various parties, authorizing PSI to purchase the two peaking plants.  In December 2002, the IURC issued an order approving the settlement agreement and providing state authorization to transfer the plants.

In September 2002, PSI and the applicable Capital & Trading subsidiaries filed applications with the SEC under the PUHCA and the FERC, under the Federal Power Act, requesting authorization for the transfer.  However, in October 2002, the SEC notified PSI that the transaction is exempt from the SEC’s jurisdiction under the PUHCA, and accordingly, PSI and the Capital & Trading subsidiaries withdrew the SEC application.  In October 2002, several parties intervened and filed protests in the proceeding before the FERC, opposing the transfer.  Cinergy timely filed an answer to these protests.

On February 4, 2003, the FERC issued an order, under Section 203 of the Federal Power Act, authorizing PSI’s proposed acquisition of the Henry County, Indiana and Butler County, Ohio gas-fired peaking power plants.  This action was the final regulatory approval needed for the transfer, which occurred on February 5, 2003.

On January 8, 2003, the IURC issued an order authorizing PSI to defer post-in-service depreciation and carrying costs associated with these peaking plants and PSI’s Noblesville generating station until the costs are reflected in PSI’s base rates after a rate case.  Pursuant to Statement of Financial Accounting Standards No. 92, Regulated Enterprises-Accounting for Phase-in Plans (Statement 92), the equity component of allowance for funds used during construction (AFUDC) will not be deferred for financial reporting.  Also, PSI is allowed to retain off-system sales profits associated with the three plants but will be required to credit such off-system sales profits (other than 50 MWs of Henry County capacity committed to wholesale) to customers from January 1, 2004 until the effective date of PSI’s next retail base rate change.  See “Supply-side Actions” for additional detail.

Purchased Power Tracker

In May 1999, PSI filed a petition with the IURC seeking approval of a Tracker.  This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

A hearing was held before the IURC in February 2001, to determine whether it was appropriate for PSI to continue the Tracker for future periods.  In April 2001, a favorable order was received extending the Tracker for two years, through the summer of 2002.  PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s next general rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held on January 16, 2003.  We cannot predict the outcome of this proceeding at this time.

In June 2002, PSI also filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs.  A hearing on this matter is scheduled for the first quarter of 2003.

2002 Purchased Power Costs

In May 2002, the IURC approved a settlement agreement between PSI, the IURC staff, and the Indiana Office of the Utility Consumer Counselor pertaining to PSI’s 2002 purchased power arrangements.  This agreement allowed PSI to purchase the output of the Henry County, Indiana and Butler County, Ohio peaking plants through December 31, 2002.  The parties also agreed to not challenge the recovery of costs for the purchase of power from these plants, as well as the costs of additional summer 2002 purchases needed for reliability purposes, through PSI’s Tracker and fuel recovery mechanism.  Before PSI can begin recovering its summer 2002 purchased power costs through its Tracker, however, it must obtain an order authorizing such from the IURC in PSI’s summer 2002 Tracker case.  The hearing relating to PSI’s summer 2002 Tracker case is scheduled for the first quarter of 2003.  If approved, recovery of PSI’s summer 2002 purchased power costs via the Tracker will likely begin in the second quarter of 2003 and extend over a 12 month period.

We have $27 million of 2002 purchased power costs deferred for recovery at December 31, 2002.  Of the $27 million, $24 million has been requested through the Tracker, and the recovery of the remaining $3 million will be requested in PSI’s next retail rate case.

The transfer of the Henry County, Indiana and Butler County, Ohio peaking plants to PSI will decrease PSI’s need for purchased power by a like amount.  However, PSI will continue to have purchased power requirements and will continue to seek IURC approval to utilize its Tracker to recover the costs of such purchases.

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

Certain parties appealed the FERC’s December 2000 decision.  In March 2001, the IURC initiated an investigation proceeding into the termination of the operating agreement.  In May 2001, the parties to the FERC proceeding reached a settlement resolving termination issues and certain compensation and damage issues.  The settlement agreement was approved by the FERC in June 2001 and delayed the termination of the existing operating agreement until a new successor agreement has been approved by the FERC.

In August 2001, the parties to both the IURC investigation proceeding and the previous FERC proceeding entered into two complementary settlement agreements.  Both agreements addressed, among other things, the terms and conditions of a proposed new joint generation operating agreement and a proposed new joint transmission operating agreement.  The IURC settlement agreement was approved by the IURC in September 2001.  Both the IURC and the FERC settlement agreements were conditioned upon FERC acceptance of the proposed successor agreements.  Cinergy filed the successor agreements with the FERC in October 2001 and in March 2002, the FERC approved the successor agreements.  The successor agreements allow Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  Under these agreements, transfers of power between PSI and CG&E are generally priced at market rates.  The successor agreements were implemented effective in April 2002.

PSI Fuel Adjustment Charge

PSI defers fuel costs that are recoverable in future periods subject to IURC approval under a fuel recovery mechanism.  In June 2001, the IURC issued an order in a PSI fuel recovery proceeding,

disallowing approximately $14 million of deferred costs.  On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision.  In August 2001, the IURC indicated that it would reconsider its decision.  In August 2002, the IURC issued its final ruling allowing PSI to fully recover the $14 million.

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under billed deferred fuel costs incurred from March 2001 through May 2001.  The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket.  The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under billed deferred fuel costs.  A hearing was held in July 2002, and we anticipate a decision in the first quarter of 2003.

CWIP Ratemaking Treatment for NOX Equipment

During the third quarter of 2001, PSI filed an application with the IURC requesting CWIP ratemaking treatment for costs related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on the equipment during the construction period.  PSI filed its case-in-chief testimony in January 2002.  In July 2002, the IURC approved the application allowing PSI to commence CWIP ratemaking treatment for its NOX equipment investments made through December 31, 2001.  Initially this rate adjustment will result in approximately a one percent increase in customer rates.  Under the IURC’s CWIP rules, PSI may update its CWIP tracker at six-month intervals.  The IURC’s July order also authorized PSI to defer, for subsequent recovery, post-in-service depreciation and to continue the accrual for AFUDC.  Pursuant to Statement 92, the equity component of AFUDC will not be deferred for financial reporting.

In October 2002, PSI filed its first six-month CWIP tracker update with the IURC requesting approximately $11 million of additional revenue associated with investments made January 1, 2002, through June 30, 2002, for NOX emission reduction equipment.  The IURC authorized the recovery of these incremental expenditures in an order issued on January 29, 2003.  The cumulative annual revenue to be recovered under this tracker is $28 million.

GAS INDUSTRY

ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over the next 10 years.  A hearing on this matter was held in November 2001 and an order was issued in January 2002.  In the order, the KPSC authorized a base rate increase of $2.7 million, or 2.8 percent overall, to be effective on January 31, 2002.  In addition, the KPSC authorized ULH&P to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program for an initial period of three years, with the possibility of renewal for the full 10 years.  Per the terms of the order, the tracking mechanism will be set annually.  The first filing was made in March 2002 and was approved by the KPSC in an order issued in August 2002.  ULH&P filed an application for a certificate for public convenience and necessity with the KPSC in November 2002, to do cast iron and bare steel main replacement work in 2003 at an estimated cost of $14.1 million.  The Kentucky Attorney General (Attorney General) has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court (Court) and has also appealed the KPSC’s August 2002 order approving the new tracking mechanism rates.  The KPSC’s August 2002 order requires ULH&P to maintain records of the revenues collected under the tracking mechanism to enable ULH&P to refund such revenues, in case the Attorney General’s appeal is upheld and the KPSC orders a refund.  Amounts collected to date under this tracking mechanism are not material.  ULH&P filed an application for rehearing with the KPSC in September 2002, in which ULH&P requested that the KPSC eliminate this requirement.  In October 2002, the KPSC issued an order granting ULH&P’s application for rehearing in part.  The KPSC’s order clarified that ULH&P must maintain its records of the revenues collected under the tracking mechanism in case a refund is ordered at a later date; however, the KPSC’s order stated that it will not address the issue of whether to order a refund unless the Court rules that the KPSC lacked the requisite authority to approve the tracking mechanism.  As a result, ULH&P will not record these revenues as subject to refund unless the Court so rules.  At the present time, ULH&P cannot predict the outcome of this litigation.

CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over the next 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, to be effective on May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  The PUCO’s order was not appealed.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism by approximately $8 million or 2.4 percent.  The PUCO is investigating the application and CG&E expects that the increase will become effective in May 2003.

Gas Prices

While natural gas prices remained moderate for most of 2002, prices began to escalate during the fourth quarter.  We expect prices to continue to rise throughout the 2002/2003 winter season.  Price movement will be driven by the effects of weather conditions, availability of supply, and changes in demand and storage inventories.  Currently, neither CG&E nor ULH&P profit from changes in the cost of gas.  Natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

In March 2002, ULH&P filed an application with the KPSC requesting approval of a gas procurement-hedging program designed to mitigate the effects of gas price volatility on customers.  In June 2002, the KPSC approved the pilot program for the 2002/2003 heating season, subject to certain restrictions.  The approved hedging program allows the pre-arranging of between 0-65 percent of winter heating season base load gas requirements.  ULH&P made advance arrangements for approximately 23 percent of its winter 2002/2003 base load requirements under the program.

In July 2001, CG&E filed an application with the PUCO requesting approval of its gas procurement-hedging program.  This request was subsequently denied.  However, in denying CG&E’s request for pre-approval of a hedging program, the PUCO order provided clarification that prudently incurred hedging costs are a valid component of CG&E’s gas purchasing strategy.  As a result, CG&E has hedged approximately 30 percent of its winter 2002/2003 base load requirements.  CG&E will seek PUCO approval for its hedging program on an after the fact basis.  At this time, we cannot predict the outcome of this request.

CG&E and ULH&P use primarily fixed price forward contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales exemption, and do not involve Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity (Statement 133), hedges.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Energy Commodities Sensitivity

The transactions associated with Energy Merchant’s energy marketing and trading activities give rise to various risks, including market risk.  Market risk represents the potential risk of loss from adverse changes in market price of electricity or other energy commodities.  As Energy Merchant continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

The energy marketing and trading activities of Energy Merchant principally consist of Marketing & Trading’s natural gas marketing and trading operations, Cinergy Global Trading Limited’s (Global Trading) European natural gas and power trading operations, and CG&E’s and PSI’s power marketing and trading operations.  In April 2002, CG&E and PSI executed a new joint operating agreement whereby new power marketing and trading contracts of the participants since April 2002 are originated on behalf of CG&E.  See the “Termination of Operating Agreement” section for additional information.

Our domestic operations market and trade over-the-counter (an informal market where the buying/selling of commodities occurs) contracts for the purchase and sale of electricity (primarily in the Midwest region of the U.S.), natural gas, and other energy-related products.  In addition, our domestic operations also market and trade natural gas and other energy-related products on the New York Mercantile Exchange.  Global Trading’s operations trade over-the-counter contracts for the purchase and sale of natural gas and electricity (both primarily in the United Kingdom).  Global Trading also trades natural gas on the International Petroleum Exchange.

Many of the contracts in both the accrual and trading portfolios commit us to purchase or sell electricity, natural gas, and other energy-related products at fixed prices in the future.  The majority of the contracts in the natural gas and other energy-related product portfolios are financially settled contracts (i.e., there is no physical delivery related with these items).  In addition, Energy Merchant also markets and trades over-the-counter option contracts.  The use of these types of commodity instruments is designed to allow Energy Merchant to:

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

At times, a net open position is created or is allowed to continue when Energy Merchant believes future changes in prices and market conditions may possibly result in profitable positions.  Position imbalances can also occur due to the basic lack of liquidity in the wholesale power market.  The existence of net open positions can potentially result in an adverse impact on our financial condition or results of operations.  This potential adverse impact could be realized if the market price of electric power does not react in the manner or direction expected.  Cinergy’s Risk Management Control Policy contains limits associated with the overall size of net open positions for each trading operation and for Cinergy in total.

Value at Risk (VaR)

Energy Merchant measures the market risk inherent in the trading portfolio employing VaR analysis and other methodologies, which utilize forward price curves in electric power and natural gas markets to quantify estimates of the magnitude and probability of future value changes related to open contract positions.  VaR is a statistical measure used to quantify the potential change in fair value of the trading portfolio over a particular period of time, with a specified likelihood of occurrence, due to market movement.  Energy Merchant, through some of our non-regulated subsidiaries, markets physical natural gas and electricity and trades derivative commodity instruments which are usually settled in cash including: forwards, futures, swaps, and options.  Any transaction, whether settled physically or financially, that is included in our fair value power and gas accounting results is included in the VaR calculation.

Our VaR is reported based on a 95 percent confidence interval, utilizing a one-day holding period.  This means that on a given day (one-day holding period) there is a 95 percent chance (confidence level) that our trading portfolio will not change more than the stated amount.  Our VaR model uses the variance-covariance statistical modeling technique and historical volatilities and correlations over the past 21-trading day period.  During 2002, Cinergy revised the sample horizon used for calculating historical volatility and correlation for power prices from 200 trading days to 21 trading days.  This revision was made to be consistent with the calculation methodology used for natural gas and to comply with the common practice in the industry of using a 21-trading day sample period for power.  The 2001 VaR information included in the chart below has not been restated to reflect this change.  The average VaR for 2001 was calculated using a simple quarterly average.  The 2002 average VaR was calculated using an average of trading days over the entire year.  The high and low VaR for 2001 were based on quarterly VaR calculations.  The high and low VaR for 2002 were based on an entire year of trading day calculations.  The market prices used to calculate VaR are obtained from exchanges and over-the-counter markets when available, established pricing models and other factors including market volatility, the time value of money, and location differentials.  The VaR for Cinergy’s trading portfolio is presented in the table below:

VaR Associated with Energy Trading Contracts

	2002		2001
	(dollars in millions)
	Trading VaR	Percentage of Operating Income	Trading VaR	Percentage of Operating Income

95% confidence level, one-day holding period, one-tailed December 31	$1.6	0.2%	$ 6.0	0.6%
Average for the twelve months ended December 31	2.1	0.3	7.8	0.8
High for the twelve months ended December 31	3.7	0.5	11.9	1.3
Low for the twelve months ended December 31	0.5	0.1	4.9	0.5

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities for Cinergy, CG&E, and PSI for the years ended December 31, 2002 and 2001 are presented in the table below:

	Change in Fair Value
	2002			2001
	Cinergy(1)	CG&E	PSI	Cinergy(1)	CG&E	PSI
	(in millions)

Fair value of contracts outstanding at the beginning of period:	$18	$28	$(7)	$(78)	$(40)	$(40)

Inception value of new contracts when entered(2)	6	5	1	29	18	11

Changes in fair value attributable to changes in valuation techniques and assumptions(3)	14	6	9	10	—	—

Other changes in fair value(4)	89	26	5	53	17	(11)

Option premiums paid/(received)	20	1	—	15	—	—

Contract reclassifications(5)	14	18	5	—	—	—

Contract acquisition(6)	(16)	—	—	—	—	—

Contracts settled	(70)	(42)	(13)	(11)	33	33

Fair value of contracts outstanding at end of period	$75	$42	$—	$18	$28	$(7)

(1)             The results of Cinergy also include amounts related to non-registrants.

(2)             Represents fair value, recognized in income, attributable to long-term, structured contracts, primarily in power, which is recorded on the date a deal is signed.  These contracts are primarily with end-use customers or municipalities that seek to limit their risk to power price volatility.  While caps and floors often exist in such contracts, the amount of power supplied can vary from hour to hour to mirror the customers’ load volatility.  See “Accounting Changes” for additional information regarding inception gains.

(3)             Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.

(4)             Represents changes in fair value, recognized in income, primarily attributable to fluctuations in price.  This amount includes both realized and unrealized gains on energy trading contracts.

(5)             Includes reclassifications of the settlement value of contracts that have been terminated as a result of counterparty non-performance to Non-Current Liabilities-Other.  These contracts no longer have price risk and are therefore not considered energy trading contracts.

(6)             Capital & Trading acquired a portfolio of gas contracts and inventory in July 2002.  This amount represents the fair value of net Energy risk management liabilities assumed.  There was no inception gain or loss recognized at the date of acquisition.

The following table presents the expected maturity of the Energy risk management assets and Energy risk management liabilities as of December 31, 2002 for Cinergy, CG&E, and PSI:

	Fair Value of Contracts at December 31, 2002
	Maturing				Total Fair Value
Source of Fair Value(1)	2003	2004-2005	2006-2007	Thereafter
	(in millions)
Cinergy(2)
Prices actively quoted	$33	$(23)	$—	$—	$10

Prices based on models and other valuation methods	23	26	7	9	65

Total	$56	$3	$7	$9	$75

CG&E
Prices actively quoted	$(3)	$(13)	$—	$—	$(16)

Prices based on models and other valuation methods	12	23	6	17	58

Total	$9	$10	$6	$17	$42

PSI
Prices actively quoted	$(4)	$(10)	$—	$—	$(14)

Prices based on models and other valuation methods	5	6	3	—	14

Total	$1	$(4)	$3	$—	$—

(1)             Active quotes are considered to be available for two years for standard electricity transactions and three years for standard gas transactions.  Non-standard transactions are classified based on the extent, if any, of modeling used in determining fair value.  Long-term transactions can have portions in both categories depending on the tenor.

(2)             The results of Cinergy also include amounts related to non-registrants.

Concentrations of Credit Risk

Credit risk is the exposure to economic loss that would occur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations.  Specific components of credit risk include counterparty default risk, collateral risk, concentration risk, and settlement risk.

Trade Receivables and Physical Power Portfolio

Our concentration of credit risk with respect to trade accounts receivable from electric and gas retail customers is limited.  The large number of customers and diversified customer base of residential, commercial, and industrial customers significantly reduces our credit risk.  Contracts within the physical portfolio of power marketing and trading operations are primarily with the traditional electric cooperatives and municipalities and other investor-owned utilities.  At December 31, 2002, we believe the likelihood of significant losses associated with credit risk in our trade accounts receivable or our physical power portfolio is remote.

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function.  As of December 31, 2002, approximately 96 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed by a parent company or other entity rated Investment Grade.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk is generally greater than with other commodity trading.

In December 2001, Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.  We decreased our trading activities with Enron in the months prior to its bankruptcy filing.  We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the Bankruptcy Code, as approved by the court.  While we cannot predict the resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status, or public debt ratings.

Financial Derivatives

Potential exposure to credit risk also exists from our use of financial derivatives such as currency swaps, foreign exchange forward contracts, interest rate swaps, and treasury locks.  Because these financial instruments are transacted with highly rated financial institutions, we do not anticipate nonperformance by any of the counterparties.

Risk Management

We manage, on a portfolio basis, the market risks in our energy marketing and trading transactions subject to parameters established by our Risk Policy Committee.  Our market and credit risks are monitored by the Global Risk Management function to ensure compliance with stated risk management policies and procedures.  The Global Risk Management function operates independently from the business units and other corporate functions, which originate and actively manage the market risk exposures.  Policies and procedures are periodically reviewed to ensure their responsiveness to changing market and business conditions.  Credit risk mitigation practices include requiring parent company guarantees, various forms of collateral, and the use of mutual netting/closeout agreements.

Exchange Rate Sensitivity

Cinergy has exposure to fluctuations in exchange rates between the U.S. dollar and the currencies of foreign countries where we have investments.  When it is appropriate we will hedge our exposure to cash flow transactions, such as a dividend payment by one of our foreign subsidiaries.

Interest Rate Sensitivity

Our net exposure to changes in interest rates primarily consists of short-term debt instruments (including net money pool borrowings) and certain pollution control debt.  The following table reflects the different instruments used and the method of benchmarking interest rates, as of December 31, 2002:

	Interest Benchmark			2002
				(in millions)

Short-term Bank Loans/Commercial Paper/Money Pool	•	Short-term Money Market	Cinergy	$521
	•	Commercial Paper	CG&E and subsidiaries	—
		Composite Rate(2)	PSI	138
	•	LIBOR(1)	ULH&P	14

Pollution Control Debt	•	Daily Market	Cinergy	147
	•	Auction Rate	CG&E and subsidiaries	112
			PSI	35

(1)             London Inter-Bank Offered Rate (LIBOR)

(2)             30-day Federal Reserve “AA” Industrial Commercial Paper Composite Rate

The weighted-average interest rates on the above instruments at December 31, were as follows:

2002

Short-term Bank Loans/Commercial Paper	1.9%
Money Pool	1.3%
Pollution Control Debt	1.8%

At December 31, 2002, forward yield curves project an increase in applicable short-term interest rates over the next five years.

The following table presents principal cash repayments, by maturity date and other selected information, for each registrant’s long-term fixed-rate debt, other debt, and capital lease obligations as of December 31, 2002:

	Expected Maturity Date
Liabilities	2003	2004	2005		2006	2007	There- after	Total	Fair Value
	(in millions)
Cinergy
Long-term Debt(1)	$176	$812	$201	(4)(5)	$328	$367	$2,088	$3,972	$4,166
Weighted-average interest rate(2)	6.2%	5.6%	6.8%		6.7%	7.6%	6.2%	6.3%

Other(3)	$15	$3	$3		$7	$7	$263	$298	$315
Weighted-average interest rate(2)	6.7%	5.9%	6.0%		5.3%	5.4%	6.3%	6.3%

Capital Leases
Fixed-rate leases	$4	$4	$4		$4	$5	$22	$43	$43
Interest rate(2)	5.8%	5.8%	5.8%		5.7%	5.7%	5.2%	5.5%

CG&E and subsidiaries
Long-term Debt(1)	$120	$110	$150	(5)	$—	$100	$1,212	$1,692	$1,745
Weighted-average interest rate(2)	6.3%	6.5%	6.9%			6.9%	6.1%	6.2%

Capital Leases
Fixed-rate leases	$2	$2	$2		$3	$3	$13	$25	$25
Interest rate(2)	5.7%	5.7%	5.7%		5.7%	5.6%	5.1%	5.4%

PSI
Long-term Debt(1)	$56	$2	$51	(4)	$328	$267	$676	$1,380	$1,481
Weighted-average interest rate(2)	5.9%	6.0%	6.5%		6.7%	7.8%	6.4%	6.7%

Capital Leases
Fixed-rate leases	$1	$2	$2		$2	$2	$9	$18	$18
Interest rate(2)	5.9%	5.9%	5.9%		5.8%	5.8%	5.2%	5.6%

ULH&P
Long-term Debt(1)	$20	$—	$—		$—	$—	$55	$75	$79
Weighted-average interest rate(2)	6.1%						7.3%	7.0%

Capital Leases
Fixed-rate leases	$—	$—	$1		$1	$1	$3	$6	$6
Interest rate(2)			5.9%		5.8%	5.8%	5.3%	5.6%

(1)             Long-term Debt includes amounts reflected as long-term debt due within one year.

(2)             The weighted-average interest rate is calculated as follows:  (1) for Long-term Debt and Other, the weighted-average interest rate is based on the interest rates at December 31, 2002 of the debt that is maturing in the year reported; and (2) for Capital Leases, the weighted-average interest rate is based on the average interest rate of the lease payments made during the year reported.

(3)             Long-term Debt related to investments under Global Resources.

(4)             Includes 6.50% Debentures due August 1, 2026, reflected as maturing in 2005, as the interest rate resets on August 1, 2005.

(5)             Includes 6.90% Debentures due June 1, 2025, reflected as maturing in 2005, as the debentures are putable to CG&E at the option of the holders on June 1, 2005.

Our current policy in managing exposure to fluctuations in interest rates is to maintain approximately 30 percent of the total amount of outstanding debt in floating interest rate debt instruments.  In maintaining this level of exposure, we use interest rate swaps.  Under the swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed upon notional amount.  CG&E has an outstanding interest rate swap agreement that decreased the percentage of floating-rate debt.  Under the provisions of the swap, which has a notional amount of $100 million, CG&E pays a fixed-rate and receives a floating-rate through October 2007.  This swap qualifies as a cash flow hedge under the provisions of Statement 133.  As the terms of the swap agreement mirror the terms of the debt agreement that it is hedging, we anticipate that this swap will continue to be effective as a hedge.  Changes in fair value of this swap are recorded in Accumulated other comprehensive income (loss), beginning with our adoption of Statement 133 on January 1, 2001.  Cinergy Corp. has three outstanding interest rate swaps with a combined notional amount of $250 million.  Under the provisions of the swaps, Cinergy Corp. will receive fixed-rate interest payments and pay floating-rate interest payments through September 2004.  These swaps qualify as fair value hedges under the provisions of Statement 133.  We anticipate that these swaps will continue to be effective as hedges.  See Note 1(l) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional information on financial derivatives.  In the future, we will continually monitor market conditions to evaluate whether to modify our level of exposure to fluctuations in interest rates.

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

ACCOUNTING MATTERS

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with GAAP requires the use of assumptions and estimates.  In certain instances, the application of GAAP requires judgments regarding future events, including the likelihood of success of particular initiatives, legal and regulatory challenges, and anticipated recovery of costs.  Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions.  The following discusses relevant accounting policies and should be read in conjunction with the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data”.

Fair Value Accounting for Energy Marketing and Trading

We use fair value accounting for energy trading contracts, which is required, with certain exceptions, by Statement 133.  Short-term contracts used in our trading activities are generally priced using exchange based or over-the-counter price quotes.  Long-term contracts typically must be valued using model pricing due to the lack of actively quoted prices.  The period for which actively quoted prices are available varies by commodity and pricing point, but is generally shorter for electricity than gas.  Use of model pricing requires estimation surrounding factors such as volatility and future price expectations beyond the actively quoted portion of the price curve.  In addition, some contracts do not have fixed notional amounts and therefore must be valued using estimates of volumes to be consumed by the counterparty.  See “Changes in Fair Value” for additional information.

We measure these risks by using complex valuation tools, both external and proprietary, which allow us to model prices for periods for which active quotes are unavailable.  These models are dynamic and are continuously updated with the most recent data to improve estimates of future expectations.  We measure risks for contracts that do not contain fixed notional amounts by obtaining historical data and projecting expected consumption.  These models incorporate expectations surrounding the impacts that weather may play in future consumption.  The results of these measures assist us in managing such risks within our portfolio.  We also have a Corporate Risk Management function within Cinergy that is independent of the marketing and trading function and is under the oversight of a risk policy committee comprised primarily of senior company executives.  This group provides an independent evaluation of both forward price curves and the valuation of energy contracts.  See “Value at Risk” for additional information.

There is inherent risk in valuation modeling given the complexity and volatility of energy markets.  Fair value accounting has risk, including its application to short-term contracts, as gains and losses recorded through its use are not yet realized.  Therefore, it is possible that results in future periods may be materially different as contracts are ultimately settled.

For financial reporting purposes, assets and liabilities associated with energy trading transactions accounted for using fair value are reflected on the Balance Sheets as Energy risk management assets current and non-current and Energy risk management liabilities current and non-current, classified as current or non-current pursuant to each contract’s tenor.  Net gains and losses resulting from revaluation of contracts during the period are recognized currently in the Statements of Income.

Retail Customer Revenue Recognition

Our retail revenues include amounts that are not yet billed to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenue” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenue we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is billed.  Related receivables are sold under the accounts receivable sales agreement and therefore are not reflected on our Balance Sheets.  See Note 6 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional information.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of December 31, 2002, 2001, and 2000 were as follows:

	2002	2001	2000
	(in millions)

Cinergy	$153	$172	$231
CG&E and subsidiaries	89	104	153
PSI	64	68	78
ULH&P	15	18	26

Regulatory Accounting

PSI, CG&E, and ULH&P are regulated utility companies.  Except with respect to the electric generation-related assets and liabilities of CG&E, the companies apply the provisions of Statement 71.  In accordance with Statement 71, regulatory actions may result in accounting treatment different from that of non-rate regulated companies.  The deferral of costs (as regulatory assets) or accrual of refund obligations (as regulatory liabilities) may be appropriate when the future recovery of such costs or making of refunds is probable.  In assessing probability, we consider such factors as regulatory precedent and the current regulatory environment.  To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be recognized in current period earnings.

At December 31, 2002, regulatory assets totaled $605 million for CG&E (including $5 million for ULH&P) and $418 million for PSI.  Current rates include the recovery of $598 million for CG&E and $360 million for PSI.  Of the $58 million not yet approved for recovery by PSI, $42 million relates to reorganization costs incurred in connection with the merger with CG&E.  Deferral of these costs for subsequent recovery was previously authorized by the IURC.  PSI will request recovery of these costs in its rate testimony expected to be filed in March 2003.  Should the IURC deny recovery of those costs, a charge to current period earnings would be required.  See Note 1(c) of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional detail regarding regulatory assets.

Pension and Other Postretirement Benefits

Cinergy’s reported costs of providing pension and other postretirement benefits (as described in Note 9 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data”) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

Pension costs associated with Cinergy’s defined benefit pension plans, for example, are impacted by employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plan, and earnings on plan assets.  Changes made to the provisions of the plan may impact current and future pension costs.  Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (Statement 87), changes in pension obligations associated with the above factors may not be immediately recognized as pension costs on the income statement, but may be deferred and amortized in the future over the average remaining service period of active plan participants to the extent that Statement 87 recognition provisions are triggered.  For the years ended December 31, 2002, 2001, and 2000, we recorded pension costs for our defined benefit pension plans (including early retirement program costs recognized in accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88)) of approximately $68 million, $32 million, and $44 million, respectively.

Cinergy’s pension plan assets are principally comprised of equity and fixed income investments.  Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods.  Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

In selecting our discount rate assumption we considered rates of return on high-quality fixed-income investments that are expected to be available through the maturity dates of the pension benefits.  In establishing our expected long-term rate of return assumption, we utilize analysis prepared by our investment advisor.  Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of 60 percent equity investments and 40 percent fixed income investments.  Our 60 percent equity investment target includes allocations to domestic, international, and emerging markets managers.  Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with Cinergy’s desired risk objective.  We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

We base our determination of pension cost on a market-related valuation of assets that reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual fair value of assets.

Based on our assumed long-term rate of return of 9 percent, discount rate of 6.75 percent, and various other assumptions, we estimate that our pension costs associated with our defined benefit pension plans will increase from $29 million (excluding Statement 88 costs) in 2002 to approximately $53 million in 2003.  Modifying the expected long-term rate of return on our pension plan assets by .25 percent would change pension costs for 2003 by approximately $2 million.  Modifying the discount rate assumption by .25 percent would change 2003 pension costs by approximately $3 million.

Other postretirement benefit costs are impacted by employee demographics, per capita claims costs, and health care cost trend rates.  Other postretirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including the discount rates used in determining the accumulated postretirement benefit obligation and the postretirement benefit costs.  In accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (Statement 106), changes in postretirement benefit obligations associated with these factors may not be immediately recognized as postretirement benefit costs but may be deferred and amortized in the future over the average remaining service period of active plan participants to the extent that Statement 106 recognition provisions are triggered.  For the years ended December 31, 2002, 2001, and 2000, we recorded other postretirement benefit costs of approximately $29 million, $27 million, and $25 million, respectively, in accordance with the provisions of Statement 106.  Based upon a discount rate of 6.75 percent and various other assumptions, we estimate that our other postretirement benefit costs will increase from $29 million in 2002 to approximately $35 million in 2003.

Impairment of Long-lived Assets

Current accounting standards require long-lived assets be measured for impairment whenever indicators of impairment exist.  If deemed impaired under the standards, assets are written down to fair value with a charge to current period earnings.  As a producer of electricity, Cinergy, CG&E, and PSI are owners of generating plants, which are largely coal-fired.  At December 31, 2002, the carrying value of these generating plants is $4 billion for Cinergy, $2 billion for CG&E and $2 billion for PSI.  As a result of the various emissions and by-products of coal consumption, the companies are subject to extensive environmental regulations and are currently subject to a number of environmental contingencies.  See Note 11 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” for additional information.  While we cannot predict the potential affect the resolution of these matters will have on our financial position or results of operations, we believe that these assets are not impaired.  In making this assessment, we consider such factors as the expected ability to recover additional investment in environmental compliance expenditures, the relative pricing of wholesale electricity in the region, the anticipated demand, and the cost of fuel.  We will continue to evaluate these assets for impairment when events or circumstances indicate the carrying value may not be recoverable.

Accounting Changes

Energy Trading

The Emerging Issues Task Force (EITF) has been discussing several issues related to the accounting and disclosure of energy trading activities under EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  In October 2002, the EITF reached consensus in EITF Issue 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of new derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.

The consensus to rescind EITF 98-10 will require all energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and will require a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, will be a loss of approximately $13 million, which includes primarily the impact of coal contracts accounted for at fair value, gas inventory accounted for at fair value, and certain gas contracts.  We expect the value of these items to be realized when the contracts settle.  The general restriction on recognition of inception gains is not expected to have a material impact on our future financial position or results of operations.

The consensus to require all gains and losses on energy trading derivatives to be presented net in the Statements of Income is effective beginning January 1, 2003 and will require restatement for all periods presented.  This will result in substantial reductions in reported Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense.  However, Operating Income and Net Income will not be affected by this change.  Pro-forma Operating Revenues for Cinergy, CG&E, and PSI for the year ended December 31, 2002, under this requirement would have been as follows:

2002
(in millions)

Cinergy(1)	$4,028
CG&E and subsidiaries	2,154
PSI	1,623

(1)    The results of Cinergy also include amounts related to non-registrants.

Business Combinations and Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and Statement 142.  Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization.  Statement 142 requires that goodwill be assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards.  This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 16 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.  Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002.  The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations.  We finalized our transition impairment test in the fourth quarter of 2002 and have recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This charge reflects a general decline in value of international assets.  Additionally, Cinergy’s combined heat and power plants located in the Czech Republic faced downward pressure in their selling prices for electricity due to the continued restructuring of the market in that country.  In calculating this impairment charge, the fair value of the reporting unit was determined through both discounted cash flow analysis and offers being considered on certain businesses within the reporting unit.  This amount is reflected in Cinergy’s Statements of Income as a Cumulative effect of a change in accounting principle.  While Statement 142 did not require the initial transition impairment test to be completed until December 31, 2002, it requires any transition impairment charge to be reflected as of January 1, 2002.  As such, Note 14 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data” reconciles Net Income and Earnings Per Share from the amounts originally presented in the first quarter of 2002 to the amounts revised for this change.  We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143), which requires fair value recognition of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operating expense).  Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases.  We adopted Statement 143 on January 1, 2003.  The impact of adoption on our results of operations will be reflected as a cumulative effect adjustment to income, net of tax.

We currently accrue costs of removal on many long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely.  The SEC staff has interpreted Statement 143 to disallow the accrual of cost of removal when no obligation exists under Statement 143, even if removal of the asset is likely.  Any amounts currently recorded in Accumulated depreciation must be removed through the cumulative effect adjustment on January 1, 2003.  However, if accruing cost of removal is allowed for ratemaking purposes and Statement

71 is applicable, accumulated cost of removal will not be reversed upon adoption of Statement 143.  Rather, the amount of accrued cost of removal will remain, but will be disclosed in all future periods.  PSI, CG&E, except for its generation assets, and ULH&P expect to continue to accrue costs of removal under Statement 71.

We are finalizing our evaluation of the impact of adopting Statement 143.  However, we have not determined whether its impact will be material pending (a) resolution of certain legal conclusions and (b) final calculations on the amount of accumulated cost of removal to be reversed upon adoption for CG&E’s generation assets.

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

In May 2002, the FASB issued an exposure draft that would amend Statement 133 to incorporate certain implementation conclusions reached by the FASB staff.  We do not believe the amendments, as currently drafted, will have a material effect on our financial position or results of operations.

Asset Impairment

In August 2001, the FASB issued Statement 144, which addresses accounting and reporting for the impairment or disposal of long-lived assets.  Statement 144 was effective beginning with the first quarter of 2002.  The impact of implementation on our financial position or results of operations was not material.

Exit Activities

In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146).  Statement 146 addresses accounting and reporting for the recognition of exit costs, including, but not limited to, one-time employee benefit terminations, contract cancellations, and facility consolidations.  This statement requires that such costs be recognized only when they meet the definition of a liability under GAAP.  However, Statement 146 applies only to exit activities initiated in 2003 and after.  All costs recorded through December 31, 2002, are unaffected by this pronouncement.  The impact of implementation on our financial position or results of operations is not expected to be material.

Accounting for Stock-Based Compensation

We have historically accounted for our stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  In July 2002, Cinergy announced that it would adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) for all employee awards granted or modified after January 1, 2003, and would begin measuring the compensation cost of stock-based awards under the fair value method.  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), which amends Statement 123 and APB Opinion No. 28, Interim Financial Reporting.  Statement 148 provides alternative methods of transition to Statement 123 and more expanded disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  Cinergy adopted Statement 148 on January 1, 2003, and has adopted the transition provisions that require expensing options prospectively in the year of adoption, consistent with the original pronouncement.  Existing awards will continue to follow the intrinsic value method prescribed by APB 25.  The impact of adoption on our financial position and results of operations, assuming award levels and fair values similar to past years, is not material.  This change will primarily impact the accounting for stock options and other performance based awards related to the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan and Cinergy Corp. Employee Stock Purchase and Savings Plan.  See Note 2 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 addresses accounting and reporting obligations under certain guarantees.  It requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002.  However, the incremental disclosure requirements in Interpretation 45 are effective for this annual report.  The impact of implementation on our financial position or results of operations is not expected to be material.  For a further discussion of guarantees, see Note 11(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Consolidation of Special Purpose Entities

The FASB issued Interpretation 46 in January 2003.  This interpretation will significantly change the consolidation requirements for SPEs.  We have begun reviewing the impact of this interpretation but have not yet concluded whether consolidation of certain SPEs will be required.  There are two SPEs for which consolidation may be required.  These SPEs have individual power sale agreements to an unrelated third party for approximately 45 MW, ending in 2009, and 35 MW, ending in 2016.  In addition, the SPEs have individual power purchase agreements with Capital & Trading to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.

Cinergy’s quantifiable exposure to loss as a result of involvement with these two SPEs is $28 million, which includes investments in these entities of $3 million and exposure under the capped credit facilities of approximately $25 million.  There is also a non-capped facility, but it can only be called upon in the event the SPE breaches representations, violates covenants, or other unlikely events.

If appropriate, consolidation of all assets and liabilities of these two SPEs, at their carrying values, will be required in the third quarter of 2003.  Approximately $225 million of non-recourse debt would be included in Cinergy’s Balance Sheets upon initial consolidation.  However, the impact on our results of operations would be expected to be immaterial.

Cinergy believes that its accounts receivable sale facility, as discussed in Note 6 of the “Notes to Financial Statements” in “Item 8.  Financial Statements and Supplementary Data”, would remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement 140 and this interpretation.

Other Matters

Voluntary Early Retirement Programs (VERP)

Throughout 2002, Cinergy offered various VERP to the following employee groups:

Employee Group	Number of Employees Offered VERP	Number of Employees Elected VERP

Non-union	279	213

Utility Workers Union of America(1)	70	41

International Brotherhood of Electrical Workers #1393 and #1347	75	48

Total	424	302

(1)    Union was formerly named the Independent Utilities Union.

As a result of the employees accepting a VERP in 2002, Cinergy, CG&E, and PSI recorded expenses of approximately $43 million, $19 million (including $3 million related to ULH&P), and $21 million, respectively.

New Business Initiatives

In the third quarter of 2002, Capital & Trading completed an acquisition of a coal-based synthetic fuel production facility which converts coal feedstock into synthetic fuel for sale to a third party.  The cost of this acquisition was approximately $60 million.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these tax credits expires in 2007.  We anticipate these tax credits will benefit our net income.

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

Indiana Tax Law Changes

In June 2002, the Indiana Legislature passed a bill, which was signed by the Governor, containing new tax law provisions in Indiana that apply to both utility and non-utility companies with operations in the state.  After review of the new provisions, we do not believe that these changes will materially impact Cinergy or PSI.

PUCO Review of Financial Condition of Ohio Regulated Utilities

In October 2002, as the result of recent financial problems experienced by certain public utility companies and the current state of the economy, the PUCO issued an order initiating a review of the financial condition of the 19 large public utilities (gas, electric, and telecommunication) serving Ohio customers, including CG&E.  The PUCO intends to identify available measures to ensure that the regulated operations of the Ohio public utilities are not adversely impacted by the parent or affiliate companies’ unregulated operations.  The PUCO requested initial comments and reply comments by November 12, 2002, and November 22, 2002, respectively, regarding how the review should be conducted and on the potential measures the PUCO could take to protect the financial condition of the regulated utilities.  CG&E filed comments; however, we cannot predict the outcome of this review at this time.

Shareholder Rights Plan

In July 2000, Cinergy Corp.’s board of directors approved a Shareholder Rights Plan.  Under the plan, each shareholder of record on October 30, 2000, received, as a dividend, a right to purchase from Cinergy Corp. one share of common stock at a price of $100.  The rights were scheduled to expire in October 2010.

As part of its dedication to ensure a leadership position in adopting corporate governance practices that are considered best in class, in August 2002 Cinergy Corp.’s board of directors approved a resolution to accelerate the termination date of the company’s Shareholder Rights Plan.  Under the resolution, the company terminated the plan, effective September 16, 2002.  The company also amended the contract with the plan’s agent and notified the SEC and the New York Stock Exchange of the change.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Reference is made to the “Market Risk Sensitive Instruments and Positions” section of “Item 7. Management’s Discussion and analysis of Financial Condition and Results of Operations”.

The information required to be submitted in schedules other than those indicated above has been included in the Balance Sheets, the Statements of Income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc. and The Union Light, Heat & Power Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Cinergy Corp. and subsidiaries and the separate consolidated balance sheets and statements of capitalization of The Cincinnati Gas & Electric Company and subsidiaries and PSI Energy, Inc. and subsidiary and the separate balance sheets and statements of capitalization of The Union Light, Heat and Power Company as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedules listed in the Table of Contents at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Cinergy Corp. and subsidiaries and the financial position of The Cincinnati Gas & Electric Company and subsidiaries and PSI Energy, Inc. and subsidiary and the financial position of The Union Light, Heat & Power Company as of December 31, 2002 and 2001, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the respective basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 14 to the financial statements, in 2002 Cinergy Corp. changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 12, 2003

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

	2002	2001	2000
	(dollars in thousands, except per share amounts)

Operating Revenues (Note 1(q)(i))
Electric	$6,912,349	$8,255,847	$5,359,358
Gas	4,916,919	4,662,916	2,941,753
Other	130,813	78,246	95,969
Total Operating Revenues	11,960,081	12,997,009	8,397,080

Operating Expenses
Fuel and purchased and exchanged power (Note 1(q)(i))	4,511,891	6,005,803	3,139,274
Gas purchased (Note 1(q)(i))	4,668,941	4,431,899	2,674,449
Operation and maintenance	1,298,398	1,013,326	1,112,255
Depreciation	414,004	374,399	341,927
Taxes other than income taxes	263,002	227,652	268,346
Total Operating Expenses	11,156,236	12,053,079	7,536,251

Operating Income	803,845	943,930	860,829

Equity in Earnings (Losses) of Unconsolidated Subsidiaries	15,261	1,494	6,231
Miscellaneous - Net	12,288	39,672	13,282
Interest	249,906	265,792	223,615
Preferred Dividend Requirement of Subsidiary Trust (Note 3)	23,832	1,067	—

Income Before Taxes	557,656	718,237	656,727

Income Taxes (Note 10)	157,320	255,978	251,607
Preferred Dividend Requirements of Subsidiaries	3,433	3,433	4,585

Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principle	396,903	458,826	400,535

Discontinued operations, net of tax (Note 15)	(25,428)	(16,547)	(1,069)
Cumulative effect of a change in accounting principle, net of tax (Note 14)	(10,899)	—	—
Net Income	$360,576	$442,279	$399,466

Average Common Shares Outstanding	167,047	159,110	158,938

Earnings Per Common Share (Note 17)
Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principle	$2.37	$2.88	$2.52
Discontinued operations, net of tax	(0.15)	(0.10)	(0.01)
Cumulative effect of a change in accounting principle, net of tax	(0.06)	—	—
Net Income	$2.16	$2.78	$2.51

Earnings Per Common Share - Assuming Dilution (Note 17)
Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principle	$2.34	$2.85	$2.51
Discontinued operations, net of tax	(0.15)	(0.10)	(0.01)
Cumulative effect of a change in accounting principle, net of tax	(0.06)	—	—
Net Income	$2.13	$2.75	$2.50

Dividends Declared Per Common Share	$1.80	$1.80	$1.80

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31
	2002	2001
	(dollars in thousands)

Current Assets
Cash and cash equivalents	$221,083	$111,067
Restricted deposits	8,116	8,055
Notes receivable (Note 6)	135,873	31,173
Accounts receivable less accumulated provision for doubtful accounts of $16,374 at December 31, 2002, and $34,110 at December 31, 2001 (Note 6)	1,292,410	1,116,225
Materials, supplies, and fuel (Note 1(f))	319,456	239,648
Energy risk management current assets (Note 1(m))	464,028	449,397
Prepayments and other	118,208	110,102
Total Current Assets	2,559,174	2,065,667

Property, Plant, and Equipment - at Cost
Utility plant in service	8,641,351	8,089,961
Construction work in progress	469,300	464,560
Total Utility Plant	9,110,651	8,554,521
Non-regulated property, plant, and equipment	4,704,904	4,478,087
Accumulated depreciation	5,166,881	4,840,757
Net Property, Plant, and Equipment	8,648,674	8,191,851

Other Assets
Regulatory assets (Note 1(c))	1,022,696	1,015,863
Investments in unconsolidated subsidiaries	417,188	332,027
Energy risk management non-current assets (Note 1(m))	162,773	134,445
Other investments	163,851	164,155
Goodwill	43,717	53,587
Other intangible assets	14,736	22,144
Other	273,099	258,120
Total Other Assets	2,098,060	1,980,341

Assets of Discontinued Operations (Note 15)	1,120	61,954

Total Assets	$13,307,028	$12,299,813

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31
	2002	2001
	(dollars in thousands)

Current Liabilities
Accounts payable	$1,321,968	$1,024,412
Accrued taxes	254,823	195,976
Accrued interest	64,340	56,216
Notes payable and other short-term obligations (Note 5)	667,973	1,144,955
Long-term debt due within one year (Note 4)	191,454	148,431
Energy risk management current liabilities (Note 1(m))	407,710	429,794
Other	108,056	125,436
Total Current Liabilities	3,016,324	3,125,220

Non-Current Liabilities
Long-term debt (Note 4)	4,080,768	3,596,730
Deferred income taxes (Note 10)	1,471,872	1,302,042
Unamortized investment tax credits	118,095	127,385
Accrued pension and other postretirement benefit costs (Note 9)	626,167	498,801
Energy risk management non-current liabilities (Note 1(m))	143,991	135,619
Other	183,613	187,760
Total Non-Current Liabilities	6,624,506	5,848,337

Liabilities of Discontinued Operations (Note 15)	1,707	15,637

Total Liabilities	9,642,537	8,989,194

Preferred Trust Securities (Note 3)
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company	308,187	306,327

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,828	62,833

Common Stock Equity (Note 2)
Common Stock - $.01 par value; authorized shares - 600,000,000; outstanding shares - 168,663,115 at December 31, 2002, and 159,402,839 at December 31, 2001	1,687	1,594
Paid-in capital	1,918,136	1,619,659
Retained earnings	1,403,453	1,337,135
Accumulated other comprehensive income (loss) (Note 19)	(29,800)	(16,929)
Total Common Stock Equity	3,293,476	2,941,459

Commitments and Contingencies (Note 11)

Total Liabilities and Shareholders’ Equity	$13,307,028	$12,299,813

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)

2000
Beginning balance (158,923,399 shares)	$1,589	$1,597,554	$1,064,319	$(9,741)	$2,653,721

Comprehensive income:
Net income	—	—	399,466	—	399,466
Other comprehensive income (loss), net of tax effect of $2,755 (Note 19)
Foreign currency translation adjustment (Note 1(r))	—	—	—	2,074	2,074
Minimum pension liability adjustment	—	—	—	(1,099)	(1,099)
Unrealized gain (loss) on investment trusts	—	—	—	(2,129)	(2,129)
Total comprehensive income	—	—	—	—	398,312

Issuance of common stock - net (44,262 shares)	1	1,769	—	—	1,770
Treasury shares purchased (1,764,758 shares)	—	(3,969)	—	—	(3,969)
Treasury shares reissued (1,764,758 shares)	—	11,008	—	—	11,008
Dividends on common stock ($1.80 per share)	—	—	(285,242)	—	(285,242)
Other	—	12,791	570	—	13,361
Ending balance (158,967,661 shares)	$1,590	$1,619,153	$1,179,113	$(10,895)	$2,788,961

2001
Comprehensive income:
Net income	—	—	442,279	—	442,279
Other comprehensive income (loss), net of tax effect of $1,454 (Note 19)
Foreign currency translation adjustment (Note 1(r))	—	—	—	1,641	1,641
Minimum pension liability adjustment	—	—	—	(1,555)	(1,555)
Unrealized gain (loss) on investment trusts	—	—	—	(841)	(841)
Cumulative effect of change in accounting principle (Note 14)	—	—	—	(2,500)	(2,500)
Cash flow hedges (Note 1(l))	—	—	—	(2,779)	(2,779)
Total comprehensive income	—	—	—	—	436,245

Issuance of common stock - net (435,178 shares)	4	9,896	—	—	9,900
Treasury shares purchased (344,034 shares)	—	(10,015)	—	—	(10,015)
Treasury shares reissued (344,034 shares)	—	9,157	—	—	9,157
Dividends on common stock ($1.80 per share)	—	—	(286,289)	—	(286,289)
Stock purchase contracts (Note 2(e))	—	(23,200)	—	—	(23,200)
Other	—	14,668	2,032	—	16,700
Ending balance (159,402,839 shares)	$1,594	$1,619,659	$1,337,135	$(16,929)	$2,941,459

2002
Comprehensive income:
Net income	—	—	360,576	—	360,576
Other comprehensive income (loss), net of tax effect of $13,575 (Note 19)
Foreign currency translation adjustment, net of reclassification adjustments (Note 1(r))	—	—	—	25,917	25,917
Minimum pension liability adjustment	—	—	—	(13,763)	(13,763)
Unrealized gain (loss) on investment trusts	—	—	—	(5,277)	(5,277)
Cash flow hedges (Note 1(l))	—	—	—	(19,748)	(19,748)
Total comprehensive income	—	—	—	—	347,705

Issuance of common stock - net (9,260,276 shares)	93	267,768	—	—	267,861
Dividends on common stock ($1.80 per share)	—	—	(298,292)	—	(298,292)
Other	—	30,709	4,034	—	34,743
Ending balance (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$(29,800)	$3,293,476

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
	(dollars in thousands)

Operating Activities
Net income	$360,576	$442,279	$399,466
Items providing or (using) cash currently:
Depreciation	414,004	374,399	341,927
Loss on discontinued operations, net of tax	25,428	16,547	1,069
Cumulative effect of a change in accounting principle	10,899	—	—
Change in net position of energy risk management activities	(43,202)	(96,850)	(22,533)
Deferred income taxes and investment tax credits - net	148,467	123,806	47,404
Gain on sale of investment in unconsolidated subsidiaries	(16,518)	—	—
Equity in earnings of unconsolidated subsidiaries	(15,261)	(1,494)	(6,231)
Allowance for equity funds used during construction	(12,861)	(8,628)	(5,813)
Regulatory assets deferrals	(110,867)	(141,324)	(99,661)
Regulatory assets amortization	116,512	119,344	92,856
Accrued pension and other postretirement benefit costs	127,366	34,246	58,549
Changes in current assets and current liabilities:
Restricted deposits	(61)	(1,409)	(3,567)
Accounts and notes receivable, net of reserves on receivables sold	(236,226)	502,902	(960,048)
Materials, supplies, and fuel	(83,458)	(81,398)	46,269
Prepayments	(10,041)	(14,385)	(16,046)
Accounts payable	307,860	(466,973)	761,708
Accrued taxes and interest	66,971	(42,165)	25,737
Other assets	(15,793)	(21,675)	(24,364)
Other liabilities	(37,596)	(19,373)	(4,677)

Net cash provided by (used in) operating activities	996,199	717,849	632,045

Financing Activities
Change in short-term debt	(476,982)	27,954	582,122
Issuance of long-term debt	649,020	940,785	126,420
Issuance of preferred trust securities	—	306,327	—
Redemption of long-term debt	(138,379)	(131,413)	(234,247)
Retirement of preferred stock of subsidiaries	(3)	(1)	(29,393)
Issuance of common stock	267,861	9,900	1,770
Dividends on common stock	(298,292)	(286,289)	(285,242)

Net cash provided by (used in) financing activities	3,225	867,263	161,430

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(857,104)	(858,870)	(531,896)
Acquisitions and other investments	(118,375)	(708,229)	(250,444)
Proceeds from sale of subsidiaries and equity investments	86,071	—	—

Net cash provided by (used in) investing activities	(889,408)	(1,567,099)	(782,340)

Net increase (decrease) in cash and cash equivalents	110,016	18,013	11,135

Cash and cash equivalents at beginning of period	111,067	93,054	81,919

Cash and cash equivalents at end of period	$221,083	$111,067	$93,054

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$253,266	$271,323	$236,104
Income taxes	$57,739	$153,092	$216,556

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31
	2002	2001
	(dollars in thousands)

Long-term Debt (excludes current portion)
Cinergy Corp.
Other Long-term Debt:
6.53% Debentures due December 16, 2008	$200,000	$200,000
6.125% Debentures due April 15, 2004	200,000	200,000
6.25% Debentures due September 1, 2004 (Executed interest rate swaps of $250 million set at London Inter-Bank Offered Rate (LIBOR) plus 2.44%)	512,554	500,341
Total Other Long-term Debt	912,554	900,341
Unamortized Premium and Discount - Net	(165)	(255)
Total - Cinergy Corp.	912,389	900,086

Cinergy Global Resources, Inc.
Other Long-term Debt:
6.20% Debentures due November 3, 2008	150,000	150,000
Variable interest rate of LIBOR plus 1.75%, due July 2012	12,792	14,042
Variable interest rate of LIBOR plus 2.5%, due July 2009	5,281	5,840
Variable interest rates ranging between the 3 month Prague Inter-Bank Offered Rate plus 0.55% to the 3 month Euro Inter-Bank Offered Rate (EURIBOR) plus 4.12%, maturing March 2004 to March 2005	—	2,752
Fixed interest rates 6.1% - 7.4%, maturing March 2003 to May 2003	—	10,271
Fixed interest rates ranging between 6.35% and 9.911%, maturing September 2010 to September 2019	33,277	13,420
Fixed interest rate of 11.5%, maturing November 2023 to November 2024	17,850	17,850
Variable interest rate of EURIBOR plus 1.2%, maturing November 2016	63,675	52,274
Total Other Long-term Debt	282,875	266,449
Unamortized Premium and Discount - Net	(193)	(227)
Total - Cinergy Global Resources, Inc.	282,682	266,222

Operating Companies (See operating companies’ Consolidated Statements of Capitalization for details)
The Cincinnati Gas & Electric Company (CG&E) and subsidiaries
First Mortgage Bonds	470,200	470,200
Other Long-term Debt	1,101,721	637,721
Unamortized Premium and Discount - Net	(2,208)	(2,588)
Total Long-term Debt	1,569,713	1,105,333
PSI Energy, Inc. (PSI)
First Mortgage Bonds	620,720	620,720
Secured Medium-term Notes	104,300	160,300
Other Long-term Debt	598,700	552,079
Unamortized Premium and Discount - Net	(7,736)	(8,010)
Total Long-term Debt	1,315,984	1,325,089

Total Consolidated Long-term Debt	$4,080,768	$3,596,730

Preferred Trust Securities
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company (Note 3)	$308,187	$306,327

Cumulative Preferred Stock of Subsidiaries (See operating companies’ Consolidated Statements of Capitalization for details)

CG&E and subsidiaries	$20,485	$20,486
PSI	42,343	42,347
Total Cumulative Preferred Stock of Subsidiaries	$62,828	$62,833

Common Stock Equity
Common Stock - $.01 par value; authorized shares - 600,000,000; outstanding shares - 168,663,115 at December 31, 2002, and 159,402,839 at December 31, 2001	$1,687	$1,594
Paid-in capital	1,918,136	1,619,659
Retained earnings	1,403,453	1,337,135
Accumulated other comprehensive income (loss) (Note 19)	(29,800)	(16,929)
Total Common Stock Equity	3,293,476	2,941,459

Total Consolidated Capitalization	$7,745,259	$6,907,349

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	2002	2001	2000
	(dollars in thousands)

Operating Revenues (Note 1(q)(i))
Electric	$4,514,283	$4,155,827	$2,745,852
Gas	437,092	596,429	490,972
Total Operating Revenues	4,951,375	4,752,256	3,236,824

Operating Expenses
Fuel and purchased and exchanged power (Note 1(q)(i))	3,286,278	2,940,442	1,562,036
Gas purchased (Note 1(q)(i))	232,558	396,764	266,339
Operation and maintenance	533,255	442,173	491,545
Depreciation	196,539	186,986	180,978
Taxes other than income taxes	197,827	174,320	208,385
Total Operating Expenses	4,446,457	4,140,685	2,709,283

Operating Income	504,918	611,571	527,541

Miscellaneous - Net	9,742	4,657	(2,119)
Interest	95,623	103,047	99,204

Income Before Taxes	419,037	513,181	426,218

Income Taxes (Note 10)	155,341	186,527	159,398

Net Income	$263,696	$326,654	$266,820

Preferred Dividend Requirement	846	846	847

Net Income Applicable to Common Stock	$262,850	$325,808	$265,973

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31
	2002	2001
	(dollars in thousands)

Current Assets
Cash and cash equivalents	$45,336	$9,074
Restricted deposits	3,071	3,540
Notes receivable from affiliated companies (Note 6)	148,823	—
Accounts receivable less accumulated provision for doubtful accounts of $5,942 at December 31, 2002, and $25,874 at December 31, 2001 (Note 6)	117,269	332,970
Accounts receivable from affiliated companies	97,584	12,112
Materials, supplies, and fuel	121,881	138,119
Energy risk management current assets (Note 1(m))	57,912	44,360
Prepayments and other	8,560	13,087
Total Current Assets	600,436	553,262

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	2,073,133	2,000,595
Gas	1,003,870	926,381
Common	248,938	253,978
Total Utility Plant In Service	3,325,941	3,180,954
Construction work in progress	84,249	96,247
Total Utility Plant	3,410,190	3,277,201
Non-regulated property, plant, and equipment	3,445,056	3,314,285
Accumulated depreciation	2,712,105	2,555,639
Net Property, Plant, and Equipment	4,143,141	4,035,847

Other Assets
Regulatory assets (Note 1(c))	604,776	592,491
Energy risk management non-current assets (Note 1(m))	64,762	48,982
Other Investments	1,082	1,080
Other	127,550	128,082
Total Other Assets	798,170	770,635

Total Assets	$5,541,747	$5,359,744

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2002	2001
	(dollars in thousands)
Current Liabilities
Accounts payable	$195,812	$350,589
Accounts payable to affiliated companies	146,558	30,419
Accrued taxes	159,199	116,616
Accrued interest	22,872	16,570
Notes payable and other short-term obligations (Note 5)	112,100	196,100
Notes payable to affiliated companies (Note 5)	8,947	444,801
Long-term debt due within one year (Note 4)	120,000	100,000
Energy risk management current liabilities (Note 1(m))	49,288	23,341
Other	37,160	33,217
Total Current Liabilities	851,936	1,311,653

Non-Current Liabilities
Long-term debt (Note 4)	1,569,713	1,105,333
Deferred income taxes (Note 10)	882,628	779,295
Unamortized investment tax credits	85,198	91,246
Accrued pension and other postretirement benefit costs (Note 9)	201,284	180,725
Energy risk management non-current liabilities (Note 1(m))	31,326	41,773
Other	88,843	92,143
Total Non-Current Liabilities	2,858,992	2,290,515

Total Liabilities	3,710,928	3,602,168

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,486

Common Stock Equity (Note 2)
Common Stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at December 31, 2002, and December 31, 2001	762,136	762,136
Paid-in capital	586,292	571,926
Retained earnings	487,652	408,706
Accumulated other comprehensive income (loss) (Note 19)	(25,746)	(5,678)
Total Common Stock Equity	1,810,334	1,737,090

Commitments and Contingencies (Note 11)

Total Liabilities and Shareholder’s Equity	$5,541,747	$5,359,744

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)

2000
Beginning balance	$762,136	$562,851	$335,144	$(966)	$1,659,165

Comprehensive income:
Net income	—	—	266,820	—	266,820
Other comprehensive income (loss), net of tax effect of $15 (Note 19)
Minimum pension liability adjustment	—	—	—	(28)	(28)
Total comprehensive income	—	—	—	—	266,792

Dividends on preferred stock	—	—	(847)	—	(847)
Dividends on common stock	—	—	(232,334)	—	(232,334)
Contribution from parent company for reallocation of taxes	—	2,894	—	—	2,894
Other	—	32	128	—	160
Ending balance	$762,136	$565,777	$368,911	$(994)	$1,695,830

2001
Comprehensive income:
Net income	—	—	326,654	—	326,654
Other comprehensive income (loss), net of tax effect of $2,970 (Note 19)	—	—	—	134	134
Minimum pension liability adjustment
Unrealized gain (loss) on investment trust	—	—	—	461	461
Cumulative effect of change in accounting principle	—	—	—	(2,500)	(2,500)
Cash flow hedges (Note 1(l))	—	—	—	(2,779)	(2,779)
Total comprehensive income	—	—	—	—	321,970

Dividends on preferred stock	—	—	(846)	—	(846)
Dividends on common stock	—	—	(286,269)	—	(286,269)
Contribution from parent company for reallocation of taxes	—	6,149	—	—	6,149
Other	—	—	256	—	256
Ending balance	$762,136	$571,926	$408,706	$(5,678)	$1,737,090

2002
Comprehensive income:
Net income	—	—	263,696	—	263,696
Other comprehensive income (loss), net of tax effect of $13,060 (Note 19)	—	—	—	—
Minimum pension liability adjustment	—	—	—	(872)	(872)
Unrealized gain (loss) on investment trusts	—	—	—	(462)	(462)
Cash flow hedges (Note 1(l))	—	—	—	(18,734)	(18,734)
Total comprehensive income	—	—	—	—	243,628

Dividends on preferred stock	—	—	(846)	—	(846)
Dividends on common stock	—	—	(185,909)	—	(185,909)
Contribution from parent company for reallocation of taxes	—	14,366	—	—	14,366
Other	—	—	2,005	—	2,005
Ending balance	$762,136	$586,292	$487,652	$(25,746)	$1,810,334

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
	(dollars in thousands)

Operating Activities
Net income	$263,696	$326,654	$266,820
Items providing or (using) cash currently:
Depreciation	196,539	186,986	180,978
Deferred income taxes and investment tax credits - net	104,103	43,834	36,238
Change in net position of energy risk management activities	(7,061)	(67,979)	(7,077)
Allowance for equity funds used during construction	(356)	(2,672)	(4,459)
Regulatory assets deferrals	(61,321)	(116,365)	(35,777)
Regulatory assets amortization	44,339	56,703	18,154
Accrued pension and other postretirement benefit costs	20,559	(632)	4,972
Changes in current assets and current liabilities:
Restricted deposits	469	(3,380)	(28)
Accounts and notes receivable, net of reserves on receivables sold	84,193	174,385	(235,094)
Materials, supplies, and fuel	16,238	(39,058)	(62)
Prepayments	1,750	19,192	(3,281)
Accounts payable	(38,441)	(183,982)	248,630
Accrued taxes and interest	48,885	(37,209)	16,902
Other assets	5,020	8,516	11,648
Other liabilities	(25,583)	(21,875)	(28,394)

Net cash provided by (used in) operating activities	653,029	343,118	470,170

Financing Activities
Change in short-term debt, including net affiliate notes	(587,259)	305,155	40,684
Issuance of long-term debt	580,570	—	—
Redemption of long-term debt	(100,000)	(1,200)	—
Retirement of preferred stock	(1)	—	(168)
Dividends on preferred stock	(846)	(845)	(847)
Dividends on common stock	(185,909)	(286,269)	(232,334)

Net cash provided by (used in) financing activities	(293,445)	16,841	(192,665)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(323,320)	(371,885)	(266,455)
Other investments	(2)	363	33

Net cash provided by (used in) investing activities	(323,322)	(371,522)	(266,422)

Net increase (decrease) in cash and cash equivalents	36,262	(11,563)	11,083

Cash and cash equivalents at beginning of period	9,074	20,637	9,554

Cash and cash equivalents at end of period	$45,336	$9,074	$20,637

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$86,895	$101,579	$94,018
Income taxes	$28,687	$147,471	$121,158

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31
	2002	2001
	(dollars in thousands)

Long-term Debt (excludes current portion)
CG&E
First Mortgage Bonds:
6.45% Series due February 15, 2004	$110,000	$110,000
7.20% Series due October 1, 2023	265,500	265,500
5.45% Series due January 1, 2024 (Pollution Control)	46,700	46,700
5 ½% Series due January 1, 2024 (Pollution Control)	48,000	48,000
Total First Mortgage Bonds	470,200	470,200

Other Long-term Debt:
Liquid Asset Notes with Coupon Exchange due October 1, 2007 (Executed interest rate swap set at 6.87% through maturity commencing at October 19, 2000)	100,000	100,000
6.40% Debentures due April 1, 2008	100,000	100,000
6.90% Debentures due June 1, 2025 (Redeemable at the option of the holders on June 1, 2005)	150,000	150,000
8.28% Junior Subordinated Debentures due July 1, 2025	100,000	100,000
6.35% Debentures due June 15, 2038 (Interest rate resets June 15, 2003)	—	100,000
5.70% Debentures due September 15, 2012	500,000	—
Series 2002A, Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2037 (Pollution Control)	42,000	—
Series 2002B, Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2037 (Pollution Control)	42,000	—
Series 1992A, 6.50% Collateralized Pollution Control Revenue Refunding Bonds, due November 15, 2022	12,721	12,721
Total Other Long-term Debt	1,046,721	562,721

Unamortized Premium and Discount - Net	(1,861)	(2,209)
Total Long-term Debt	1,515,060	1,030,712

The Union Light, Heat and Power Company (ULH&P)
Other Long-term Debt:
6.11% Debentures due December 8, 2003	—	20,000
6.50% Debentures due April 30, 2008	20,000	20,000
7.65% Debentures due July 15, 2025	15,000	15,000
7.875% Debentures due September 15, 2009	20,000	20,000
Total Other Long-term Debt	55,000	75,000

Unamortized Premium and Discount - Net	(347)	(379)
Total Long-term Debt	54,653	74,621

Total Consolidated Long-term Debt	$1,569,713	$1,105,333

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

						December 31
						2002	2001
						(dollars in thousands)

Cumulative Preferred Stock

Par/Stated Value	Authorized Shares	Shares Outstanding at December 31, 2002	Series		Mandatory Redemption
$100	6,000,000	204,849	4% - 4 ¾	%	No	$20,485	$20,486

Common Stock Equity
Common Stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at December 31, 2002, and December 31, 2001						$762,136	$762,136
Paid-in capital						586,292	571,926
Retained earnings						487,652	408,706
Accumulated other comprehensive income (loss)						(25,746)	(5,678)
Total Common Stock Equity						1,810,334	1,737,090

Total Consolidated Capitalization						$3,400,532	$2,862,909

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANY

PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	2002	2001	2000
	(dollars in thousands)

Operating Revenues (Note 1(q)(i))
Electric	$2,359,178	$4,108,182	$2,691,274

Operating Expenses
Fuel and purchased and exchanged power (Note 1(q)(i))	1,275,960	3,165,652	1,731,733
Operation and maintenance	488,903	413,275	463,649
Depreciation	156,102	149,467	141,512
Taxes other than income taxes	56,695	49,955	56,908
Total Operating Expenses	1,977,660	3,778,349	2,393,802

Operating Income	381,518	329,833	297,472

Miscellaneous - Net	20,582	19,541	4,723
Interest	73,142	80,955	78,250

Income Before Taxes	328,958	268,419	223,945

Income Taxes (Note 10)	114,709	106,086	88,547

Net Income	$214,249	$162,333	$135,398

Preferred Dividend Requirement	2,587	2,587	3,738

Net Income Applicable to Common Stock	$211,662	$159,746	$131,660

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31
	2002	2001
	(dollars in thousands)

Current Assets
Cash and cash equivalents	$2,007	$1,587
Restricted deposits	20	519
Notes receivable from affiliated companies (Note 6)	53,755	444,801
Accounts receivable less accumulated provision for doubtful accounts of $5,656 at December 31, 2002, and $6,773 at December 31, 2001 (Note 6)	84,819	336,994
Accounts receivable from affiliated companies	437	10,470
Materials, supplies, and fuel	137,292	87,661
Energy risk management current assets (Note 1(m))	8,701	28,201
Prepayments and other	44,725	41,041
Total Current Assets	331,756	951,274

Property, Plant, and Equipment - at Cost
Utility plant in service	5,315,410	4,909,007
Construction work in progress	385,051	368,313
Total Utility Plant	5,700,461	5,277,320
Accumulated depreciation	2,334,157	2,216,908
Net Property, Plant, and Equipment	3,366,304	3,060,412

Other Assets
Regulatory assets (Note 1(c))	417,920	423,372
Energy risk management non-current assets (Note 1(m))	16,590	30,164
Other investments	54,683	57,633
Other	35,703	47,927
Total Other Assets	524,896	559,096

Total Assets	$4,222,956	$4,570,782

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2002	2001
	(dollars in thousands)
Current Liabilities
Accounts payable	$113,563	$312,707
Accounts payable to affiliated companies	107,364	27,370
Accrued taxes	105,960	102,317
Accrued interest	23,078	23,760
Notes payable and other short-term obligations (Note 5)	35,000	148,600
Notes payable to affiliated companies (Note 5)	138,055	422,263
Long-term debt due within one year (Note 4)	56,000	23,000
Energy risk management current liabilities (Note 1(m))	8,000	23,185
Other	22,335	41,695
Total Current Liabilities	609,355	1,124,897

Non-Current Liabilities
Long-term debt (Note 4)	1,315,984	1,325,089
Deferred income taxes (Note 10)	538,745	486,694
Unamortized investment tax credits	32,897	36,139
Accrued pension and other postretirement benefit costs (Note 9)	184,299	160,169
Energy risk management non-current liabilities (Note 1(m))	17,157	41,773
Other	80,879	58,187
Total Non-Current Liabilities	2,169,961	2,108,051

Total Liabilities	2,779,316	3,232,948

Cumulative Preferred Stock
Not subject to mandatory redemption	42,343	42,347

Common Stock Equity (Note 2)
Common Stock - without par value; $0.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at December 31, 2002, and December 31, 2001	539	539
Paid-in capital	426,931	416,414
Retained earnings	981,946	880,129
Accumulated other comprehensive income (loss) (Note 19)	(8,119)	(1,595)
Total Common Stock Equity	1,401,297	1,295,487

Commitments and Contingencies (Note 11)

Total Liabilities and Shareholder’s Equity	$4,222,956	$4,570,782

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)

2000
Beginning balance	$539	$411,198	$642,569	$1,391	$1,055,697

Comprehensive income:
Net income	—	—	135,398	—	135,398
Other comprehensive income (loss), net of tax effect of $584 (Note 19)
Minimum pension liability adjustment	—	—	—	(47)	(47)
Unrealized gain (loss) on investment trust	—	—	—	(1,864)	(1,864)
Total comprehensive income	—	—	—	—	133,487

Dividends on preferred stock	—	—	(3,738)	—	(3,738)
Dividends on common stock	—	—	(54,000)	—	(54,000)
Contribution from parent company for reallocation of taxes	—	1,989	—	—	1,989
Other	—	336	(76)	—	260
Ending balance	$539	$413,523	$720,153	$(520)	$1,133,695

2001
Comprehensive income:
Net income	—	—	162,333	—	162,333
Other comprehensive income (loss), net of tax effect of $538 (Note 19)
Minimum pension liability adjustment	—	—	—	(49)	(49)
Unrealized gain (loss) on investment trusts	—	—	—	(1,026)	(1,026)
Total comprehensive income	—	—	—	—	161,258

Dividends on preferred stock	—	—	(2,587)	—	(2,587)
Contribution from parent company for reallocation of taxes	—	2,894	—	—	2,894
Other	—	(3)	230	—	227
Ending balance	$539	$416,414	$880,129	$(1,595)	$1,295,487

2002
Comprehensive income:
Net income	—	—	214,249	—	214,249
Other comprehensive income (loss), net of tax effect of $4,189 (Note 19)
Minimum pension liability adjustment	—	—	—	(2,138)	(2,138)
Unrealized gain (loss) on investment trusts	—	—	—	(4,386)	(4,386)
Total comprehensive income	—	—	—	—	207,725

Dividends on preferred stock	—	—	(2,587)	—	(2,587)
Dividends on common stock	—	—	(111,842)	—	(111,842)
Contribution from parent company for reallocation of taxes	—	10,519	—	—	10,519
Other	—	(2)	1,997	—	1,995
Ending balance	$539	$426,931	$981,946	$(8,119)	$1,401,297

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
	(dollars in thousands)

Operating Activities
Net income	$214,249	$162,333	$135,398
Items providing or (using) cash currently:
Depreciation	156,102	149,467	141,512
Deferred income taxes and investment tax credits - net	33,908	41,543	(6,582)
Change in net position of energy risk management activities	9,544	(33,158)	(7,077)
Allowance for equity funds used during construction	(12,505)	(5,956)	(1,354)
Regulatory assets deferrals	(49,546)	(24,959)	(63,884)
Regulatory assets amortization	72,173	62,641	74,702
Accrued pension and other postretirement benefit costs	24,130	10,597	11,794
Changes in current assets and current liabilities:
Restricted deposits	499	(178)	(341)
Accounts and notes receivable, net of reserves on receivables sold	233,040	119,311	(178,453)
Materials, supplies, and fuel	(49,631)	(33,823)	49,652
Prepayments	(2,908)	(120)	(677)
Accounts payable	(119,032)	(84,577)	176,820
Accrued taxes and interest	2,961	21,374	(15,342)
Other assets	(22,161)	17,074	(4,322)
Other liabilities	8,224	342	31,192

Net cash provided by (used in) operating activities	499,047	401,911	343,038

Financing Activities
Change in short-term debt, including net affiliate notes	46,993	(195,912)	143,030
Issuance of long-term debt	47,600	322,471	53,075
Redemption of long-term debt	(23,979)	(89,248)	(187,097)
Retirement of preferred stock	(2)	(1)	(29,225)
Dividends on preferred stock	(2,587)	(2,587)	(3,738)
Dividends on common stock	(111,842)	—	(54,000)

Net cash provided by (used in) financing activities	(43,817)	34,723	(77,955)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(451,326)	(427,787)	(263,317)
Other investments	(3,484)	(8,571)	(9,297)

Net cash provided by (used in) investing activities	(454,810)	(436,358)	(272,614)

Net increase (decrease) in cash and cash equivalents	420	276	(7,531)

Cash and cash equivalents at beginning of period	1,587	1,311	8,842

Cash and cash equivalents at end of period	$2,007	$1,587	$1,311

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$89,865	$97,917	$98,283
Income taxes	$27,401	$41,419	$112,210

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31
2002	2001
(dollars in thousands)
Long-term Debt (excludes current portion)

First Mortgage Bonds:
Series ZZ, 5 3/4% due February 15, 2028 (Pollution Control)	$50,000	$50,000
Series AAA, 7 1/8% due February 1, 2024	30,000	30,000
Series BBB, 8.0% due July 15, 2009	124,665	124,665
Series CCC, 8.85% due January 15, 2022	53,055	53,055
Series DDD, 8.31% due September 1, 2032	38,000	38,000
Series EEE, 6.65% due June 15, 2006	325,000	325,000
Total First Mortgage Bonds	620,720	620,720

Secured Medium-term Notes:
Series A, 8.37% to 8.81%, due November 8, 2006 to June 1, 2022	34,300	34,300
Series B, 6.37% to 8.24%, due August 15, 2008 to August 22, 2022	70,000	126,000
(Series A and B, 7.623% weighted average interest rate and 13.9 year weighted average remaining life)
Total Secured Medium-term Notes	104,300	160,300

Other Long-term Debt:
Series 2000A, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due May 1, 2035	44,025	44,025
Series 2000B, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due April 1, 2022	10,000	10,000
6.35% Debentures due November 15, 2006	50	50
6.50% Synthetic Putable Yield Securities due August 1, 2026 (Interest rate resets August 1, 2005)	50,000	50,000
7.25% Junior Maturing Principal Securities due March 15, 2028	2,658	2,658
6.00% Rural Utilities Service Obligation payable in annual installments	82,025	83,004
6.52% Senior Notes due March 15, 2009	97,342	97,342
7.85% Debentures due October 15, 2007	265,000	265,000
Series 2002A, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due March 1, 2031	23,000	—
Series 2002B, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due March 1, 2019	24,600	—
Total Other Long-term Debt	598,700	552,079

Unamortized Premium and Discount - Net	(7,736)	(8,010)
Total Long-term Debt	1,315,984	1,325,089

Cumulative Preferred Stock

Par/Stated Value	Authorized Shares	Shares Outstanding at December 31, 2002	Series	Mandatory Redemption
$100	5,000,000	347,545	3 1/2% - 6 7/8%	No	$34,754	$34,758
$25	5,000,000	303,544	4.16% - 4.32%	No	7,589	7,589
Total Preferred Stock	42,343	42,347

Common Stock Equity

Common Stock - without par value; $0.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at December 31, 2002, and December 31, 2001	$539	$539
Paid-in capital	426,931	416,414
Retained earnings	981,946	880,129
Accumulated other comprehensive income (loss)	(8,119)	(1,595)
Total Common Stock Equity	1,401,297	1,295,487

Total Consolidated Capitalization	$2,759,624	$2,662,923

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF INCOME

	2002	2001	2000
	(dollars in thousands)

Operating Revenues
Electric	$226,856	$230,960	$225,601
Gas	81,706	109,333	91,950
Total Operating Revenues	308,562	340,293	317,551

Operating Expenses
Electricity purchased from parent company for resale (Note 1(s)(ii))	159,734	151,562	159,915
Gas purchased	46,886	72,593	51,591
Operation and maintenance	50,223	39,501	40,699
Depreciation	17,350	17,039	15,685
Taxes other than income taxes	4,598	3,901	3,938
Total Operating Expenses	278,791	284,596	271,828

Operating Income	29,771	55,697	45,723

Miscellaneous - Net	666	239	(982)
Interest	5,938	6,313	6,308

Income Before Taxes	24,499	49,623	38,433

Income Taxes (Note 10)	12,349	13,699	13,801

Net Income	$12,150	$35,924	$24,632

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
BALANCE SHEETS

ASSETS

	December 31
	2002	2001
	(dollars in thousands)

Current Assets
Cash and cash equivalents	$3,926	$4,099
Notes receivable from affiliated companies (Note 6)	13,337	—
Accounts receivable less accumulated provision for doubtful accounts of $84 at December 31, 2002, and $1,196 at December 31, 2001 (Note 6)	703	16,785
Accounts receivable from affiliated companies	1,671	2,401
Materials, supplies, and fuel	8,182	10,835
Prepayments and other	316	300
Total Current Assets	28,135	34,420

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	258,094	248,223
Gas	215,505	197,301
Common	31,679	50,289
Total Utility Plant In Service	505,278	495,813
Construction work in progress	14,745	11,004
Total Utility Plant	520,023	506,817
Accumulated depreciation	187,876	178,567
Net Property, Plant, and Equipment	332,147	328,250

Other Assets
Regulatory assets (Note 1(c))	5,134	7,838
Other	16,811	6,582
Total Other Assets	21,945	14,420

Total Assets	$382,227	$377,090

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2002	2001
	(dollars in thousands)
Current Liabilities
Accounts payable	$8,816	$7,960
Accounts payable to affiliated companies	22,297	16,156
Accrued taxes	1,487	7,051
Accrued interest	1,226	643
Long-term debt due within one year (Note 4)	20,000	—
Notes payable to affiliated companies (Note 5)	14,076	26,432
Other	6,368	5,322
Total Current Liabilities	74,270	63,564

Non-Current Liabilities
Long-term debt (Note 4)	54,653	74,621
Deferred income taxes (Note 10)	43,360	28,323
Unamortized investment tax credits	3,143	3,411
Accrued pension and other postretirement benefit costs (Note 9)	15,620	13,277
Other	14,017	21,691
Total Non-Current Liabilities	130,793	141,323

Total Liabilities	205,063	204,887

Common Stock Equity (Note 2)
Common Stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at December 31, 2002, and December 31, 2001	8,780	8,780
Paid-in capital	23,644	21,111
Retained earnings	144,800	142,320
Accumulated other comprehensive income (loss)	(60)	(8)
Total Common Stock Equity	177,164	172,203

Commitments and Contingencies (Note 11)

Total Liabilities and Shareholder’s Equity	$382,227	$377,090

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)

2000
Beginning balance	$8,780	$20,142	$103,128	$—	$132,050

Net income	—	—	24,632	—	24,632
Dividends on common stock	—	—	(9,657)	—	(9,657)
Contribution from parent company for reallocation of taxes	—	163	—	—	163
Ending balance	$8,780	$20,305	$118,103	$—	$147,188

2001
Comprehensive income:
Net income	—	—	35,924	—	35,924
Other comprehensive income (loss), net of tax effect of $5 Minimum pension liability adjustment	—	—	—	(8)	(8)
Total comprehensive income (loss)	—	—	—	—	35,916

Dividends on common stock	—	—	(11,707)	—	(11,707)
Contribution from parent company for reallocation of taxes	—	806	—	—	806
Ending balance	$8,780	$21,111	$142,320	$(8)	$172,203

2002
Comprehensive income:
Net income	—	—	12,150	—	12,150
Other comprehensive income (loss), net of tax effect of $36 Minimum pension liability adjustment	—	—	—	(52)	(52)
Total comprehensive income (loss)	—	—	—	—	12,098

Dividends on common stock	—	—	(9,670)	—	(9,670)
Contribution from parent company for reallocation of taxes	—	2,533	—	—	2,533
Ending balance	$8,780	$23,644	$144,800	$(60)	$177,164

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	2002	2001	2000
	(dollars in thousands)

Operating Activities
Net income	$12,150	$35,924	$24,632
Items providing or (using) cash currently:
Depreciation	17,350	17,039	15,685
Deferred income taxes and investment tax credits - net	3,116	(7,116)	8,926
Allowance for equity funds used during construction	(794)	(143)	(61)
Regulatory assets deferrals	3,954	1,098	(12)
Regulatory assets amortization	(1,452)	1,038	271
Accrued pension and other postretirement benefit costs	2,343	154	790
Changes in current assets and current liabilities:
Accounts and notes receivable, net of reserves on receivables sold	8,997	12,112	(14,269)
Materials, supplies, and fuel	2,653	(4,535)	1,354
Prepayments	(16)	(26)	(55)
Accounts payable	6,997	(20,325)	15,832
Accrued taxes and interest	(4,981)	12,239	(6,582)
Other assets	2,852	(1,838)	2,158
Other liabilities	7,538	2,145	890

Net cash provided by (used in) operating activities	60,707	47,766	49,559

Financing Activities
Change in short-term debt	(12,356)	(2,971)	(8,349)
Dividends on common stock	(9,670)	(11,707)	(9,657)

Net cash provided by (used in) financing activities	(22,026)	(14,678)	(18,006)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(38,854)	(35,449)	(28,734)

Net cash provided by (used in) investing activities	(38,854)	(35,449)	(28,734)

Net increase (decrease) in cash and cash equivalents	(173)	(2,361)	2,819

Cash and cash equivalents at beginning of period	4,099	6,460	3,641

Cash and cash equivalents at end of period	$3,926	$4,099	$6,460

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$5,067	$6,594	$6,103
Income taxes	$2,398	$10,848	$11,760

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31
	2002	2001
	(dollars in thousands)

Long-term Debt (excludes current portion)

Other Long-term Debt:
6.11% Debentures due December 8, 2003	$—	$20,000
6.50% Debentures due April 30, 2008	20,000	20,000
7.65% Debentures due July 15, 2025	15,000	15,000
7.875% Debentures due September 15, 2009	20,000	20,000
Total Other Long-term Debt	55,000	75,000

Unamortized Premium and Discount - Net	(347)	(379)
Total Long-term Debt	54,653	74,621

Common Stock Equity
Common Stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at December 31, 2002, and December 31, 2001	$8,780	$8,780
Paid-in capital	23,644	21,111
Retained earnings	144,800	142,320
Accumulated other comprehensive income (loss)	(60)	(8)
Total Common Stock Equity	177,164	172,203

Total Capitalization	$231,817	$246,824

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

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

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA).  Our other principal subsidiaries are:

•                  Cinergy Services, Inc. (Services);

•                  Cinergy Investments, Inc. (Investments);

•                  Cinergy Global Resources, Inc. (Global Resources); and

•      Cinergy Wholesale Energy, Inc. (Wholesale Energy).

CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana.  CG&E’s principal subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky.  CG&E’s other subsidiaries are insignificant to its results of operations.

In 2001, CG&E began a transition to electric deregulation and customer choice.  Currently, the competitive retail electric market in Ohio is in the development stage.  CG&E is recovering its Public Utilities Commission of Ohio (PUCO) approved costs and retail electric rates are frozen during this market development period.  See Note 18 for a discussion of key elements of Ohio deregulation.

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

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our domestic non-regulated, energy-related businesses and investments, including gas marketing and trading operations.  Global Resources holds most of our international businesses and investments.

Wholesale Energy, through a wholly-owned subsidiary, Cinergy Power Generation Services, LLC (Generation Services), provides electric production-related construction, operation, and maintenance services to certain affiliates and non-affiliated third parties.

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

(ii)                              Equity Method

We use the equity method to report investments, joint ventures, partnerships, subsidiaries, and affiliated companies in which we do not have control, but have the ability to exercise influence over operating and financial policies (generally, 20 percent to 50 percent ownership).  Under the equity method we report:

•                  our investment in the entity as Investments in unconsolidated subsidiaries in our Consolidated Balance Sheets; and

•                  our percentage share of the earnings from the entity as Equity in earnings (losses) of unconsolidated subsidiaries in our Consolidated Statements of Income.

(iii)                          Cost Method

We use the cost method to report investments, joint ventures, partnerships, subsidiaries, and affiliated companies in which we do not have control and are unable to exercise significant influence over operating and financial policies (generally, up to 20 percent ownership).  Under the cost method we report our investments in the entity as Other investments in our Balance Sheets.

(c)                                  Regulation

Our operating companies and certain of our non-utility subsidiaries must comply with the rules prescribed by the SEC under the PUHCA.  Our operating companies must also comply with the rules prescribed by the Federal Energy Regulatory Commission (FERC) and the state utility commissions of Ohio, Indiana, and Kentucky.

Our operating companies use the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP.  However, sometimes actions by the FERC and the state utility commissions result in accounting treatment different from that used by non-regulated companies.  When this occurs, we apply the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).  In accordance with Statement 71, we record regulatory assets and liabilities (expenses deferred for future recovery from customers or obligations to be refunded to customers) on our Balance Sheets.

Comprehensive electric deregulation legislation was passed in Ohio on July 6, 1999.  As required by the legislation, CG&E filed its Proposed Transition Plan for approval by the PUCO on December 28, 1999.  On August 31, 2000, the PUCO approved a stipulation agreement relating to CG&E’s transition plan.  This plan created a Regulatory Transition Charge (RTC), designed to recover CG&E’s generation-related regulatory assets and transition costs over a ten-year period which began January 1, 2001.  Accordingly, Statement 71 was discontinued for the generation portion of CG&E’s business and Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 was applied.  The effect of this change on the financial statements was immaterial.  Except with respect to the generation-related assets and liabilities of CG&E, as of December 31, 2002, PSI, CG&E, and ULH&P continue to meet the criteria of Statement 71.  However, to the extent other states implement deregulation legislation, the application of Statement 71 will need to be reviewed.  Based on our operating companies’ current regulatory orders and the regulatory environment in which they currently operate, the recovery of regulatory assets recognized in the accompanying Balance Sheets as of December 31, 2002, is probable.  For a further discussion of Ohio deregulation see Note 18.

Our regulatory assets and amounts authorized for recovery through regulatory orders at December 31, 2002, and 2001, are as follows:

	2002			2001
	CG&E(1)	PSI	Cinergy	CG&E(1)	PSI	Cinergy
	(in millions)

Amounts due from customers - income taxes(2)	$53	$25	$78	$57	$5	$62
Gasification services agreement buyout costs(3)(7)	—	240	240	—	244	244
Post-in-service carrying costs and deferred operating expenses(7)(8)	1	42	43	—	39	39
Coal contract buyout costs(4)(7)	—	10	10	—	26	26
Deferred demand-side management costs	—	3	3	—	9	9
Deferred merger costs	1	51	52	6	56	62
Unamortized costs of reacquiring debt	9	30	39	10	33	43
Coal gasification services expenses(7)	—	4	4	—	8	8
RTC recoverable assets(5)(7)	537	—	537	511	—	511
Other	4	13	17	9	3	12

Total regulatory assets	$605	$418	$1,023	$593	$423	$1,016

Authorized for recovery(6)	$598	$360	$958	$573	$379	$952

(1)

Includes $5 million at December 31, 2002, and $8 million at December 31, 2001, related to ULH&P.  Of these amounts, $3.6 million at December 31, 2002, and $.6 million at December 31, 2001, have been authorized for recovery.

(2)

The various regulatory commissions overseeing the regulated business operations of our operating companies regulate income tax provisions reflected in customer rates.  In accordance with the provisions of Statement 71, we have recorded net regulatory assets for CG&E and PSI.

(3)

PSI reached an agreement with Dynegy, Inc. to purchase the remainder of its 25-year contract for coal gasification services.  In accordance with an order from the Indiana Utility Regulatory Commission (IURC), PSI began recovering this asset over an 18-year period that commenced upon the termination of the gas services agreement in 2000.

(4)	In August 1996, PSI entered into a coal supply agreement, which expired December 31, 2000. The agreement provided for a buyout charge, which is being recovered through the fuel adjustment clause.
(5)

In August 2000, CG&E’s deregulation transition plan was approved.  Effective January 1, 2001, a RTC went into effect and provides for recovery of all then existing generation-related regulatory assets and various transition costs over a ten-year period.  Because a separate charge provides for recovery, these assets were aggregated and are included as a single amount in this presentation.  The classification of all transmission and distribution related regulatory assets has remained the same.

(6)	At December 31, 2002, these amounts were being recovered through rates charged to customers over a period ranging from 1 to 50 years for CG&E, 1 to 31 years for PSI, and 1 to 18 years for ULH&P.
(7)	Regulatory assets earning a return at December 31, 2002.
(8)	For PSI amount includes $10 million that is not yet authorized for recovery and currently is not earning a return at December 31, 2002.

(d)                                  Cash and Cash Equivalents

We define Cash equivalents on our Balance Sheets and Statements of Cash Flows as investments with maturities of three months or less when acquired.

(e)                                  Operating Revenues, Energy Purchases, and Fuel Costs

Our operating companies record Operating Revenues and associated expenses for electric and gas service when they provide the service to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed

“unbilled revenue” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenue we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is billed.  Related receivables are sold under the accounts receivable sales agreement and therefore are not reflected on our Balance Sheets.  See Note 6 for additional information.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of December 31, 2002, 2001, and 2000, were as follows:

	2002	2001	2000
	(in millions)

Cinergy	$153	$172	$231
CG&E and subsidiaries	89	104	153
PSI	64	68	78
ULH&P	15	18	26

The expenses associated with these electric and gas services include:

•                  fuel used to generate electricity;

•                  electricity purchased from others;

•                  natural gas purchased from others; and

•                  transportation costs associated with the purchase of fuel, electricity, and natural gas.

These expenses are shown in the Statements of Income of Cinergy, CG&E, and PSI as Fuel and purchased and exchanged power expense and Gas purchased expense.  These expenses are shown in ULH&P’s Statements of Income as Electricity purchased from parent for resale expense and Gas purchased expense.  Any portion of these costs that are recoverable or refundable to customers in future periods is deferred in either Accounts receivable or Accounts payable in our Balance Sheets.

Indiana law limits the amount of fuel costs that PSI can recover to an amount that will not result in earning a return in excess of that allowed by the IURC.  Due to deregulation in the state of Ohio, the recovery of fuel costs in retail electric rates has been frozen.

PSI utilizes a purchased power tracking mechanism (Tracker) approved by the IURC for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.  See Note 11(m) for additional information.

(f)                                    Inventory

Natural gas inventory for Cinergy Marketing & Trading, LP (Marketing & Trading) is accounted for at fair value.  All other inventory is accounted for at the lower of cost or market, cost being determined through the weighted average method.  Effective January 1, 2003,

Marketing & Trading’s gas inventory will be adjusted to the cost method with a cumulative effect adjustment, as required by Emerging Issues Task Force (EITF) Issue 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  See 1(q)(i) below for additional discussion of the impacts of EITF 02-3.

(g)                                 Property, Plant, and Equipment

Property, Plant, and Equipment includes the utility and non-regulated business property and equipment that is in use, being held for future use, or under construction.  We report our Property, Plant, and Equipment at its original cost, which includes:

•                  materials;

•                  salaries;

•                  payroll taxes;

•                  fringe benefits;

•                  financing costs of funds used during construction (described below in (i) and (j)); and

•                  other miscellaneous amounts.

We capitalize costs for regulated property, plant, and equipment that are associated with the replacement or the addition of equipment that is considered a property unit.  Property units are intended to describe an item or group of items.  The cost of normal repairs and maintenance is expensed as incurred.  When regulated property, plant, and equipment is retired, Cinergy charges the original cost plus the cost of retirement, less salvage, to accumulated depreciation.  A gain or loss is recorded on the sale of regulated property, plant, and equipment if an entire operating unit, as defined by the FERC, is sold.  A gain or loss is recorded on non-regulated property, plant, and equipment whenever there is a related sale or retirement.

In August 2000, the generation assets of CG&E were released from the first mortgage indenture lien.  CG&E’s transmission and distribution assets, and any generating assets added after August 2000, remain subject to the lien of the first mortgage bond indenture.  The utility property of PSI is also subject to the lien of its first mortgage bond indenture.

(h)                                 Depreciation

We determine the provisions for depreciation expense using the straight-line method.  The depreciation rates are based on periodic studies of the estimated useful lives and the net cost to remove the properties.  Inclusion of cost of removal in depreciation rates will be discontinued for all non-regulated property beginning in 2003 as a result of adopting Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143).  See (q)(iii) below for additional discussion of this change.  Our operating companies use composite depreciation rates, which are approved by the respective state commissions.  The average depreciation rates for Property, Plant, and Equipment, excluding software, are presented in the table below.

	2002	2001	2000

Cinergy(1)	3.0%	3.0%	3.0%

CG&E and subsidiaries	2.9	2.9	2.9

PSI	3.0	3.0	3.0

ULH&P	3.2	3.3	3.3

(1)	The results of Cinergy also include amounts related to non-registrants.

(i)                                    Allowance for Funds Used During Construction (AFUDC)

Our operating companies finance construction projects with borrowed funds and equity funds.  Regulatory authorities allow us to record the costs of these funds as part of the cost of construction projects.  AFUDC is calculated using a methodology authorized by the regulatory authorities.  The borrowed funds component of AFUDC, which is recorded on a pre-tax basis, for the years ended December 31, 2002, 2001, and 2000, were as follows:

	2002	2001	2000
	(in millions)

Cinergy	$10.1	$8.4	$8.2
CG&E and subsidiaries	1.0	1.0	5.0
PSI	9.1	7.4	3.2
ULH&P	0.2	0.2	0.4

With the deregulation of CG&E’s generation assets, the AFUDC method is no longer used to capitalize the cost of funds used during generation-related construction at CG&E.  See (j) below for a discussion of capitalized interest.

(j)                                    Capitalized Interest

Cinergy capitalizes interest costs for non-regulated construction projects in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost (Statement 34).

The primary differences from AFUDC are that Statement 34 methodology does not include a component for equity funds and does not emphasize short-term borrowings over long-term borrowings.  Capitalized interest costs, which are recorded on a pre-tax basis, for the years ended December 31, 2002, 2001, and 2000, were as follows:

	2002	2001	2000(1)
	(in millions)

Cinergy(2)	$7.2	$7.1	$—
CG&E and subsidiaries	7.2	5.5	—

(1)	Amounts for 2000 were immaterial.
(2)	The results of Cinergy also include amounts related to non-registrants.

(k)                                Federal and State Income Taxes

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

Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reporting purposes.  These deferred investment tax credits are being amortized over the useful lives of the property to which they are related.  For a further discussion of income taxes see Note 10.

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

We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows) and treasury locks (an agreement that fixes the yield or price on a specific treasury security for a specific period, which we sometimes use in connection with the issuance of fixed rate debt).  Through December 31, 2000, we utilized the accrual method to account for these interest rate swaps and treasury locks.  Accordingly, gains and losses were calculated based on the current period difference between the fixed-rate and the floating-rate interest amounts, using agreed upon notional amounts.  These gains and losses were recognized in our Statements of Income as a component of Interest over the life of the agreement.  Effective with our adoption of Statement 133 in the first quarter of 2001, we began accounting for all derivatives (including interest rate swaps and treasury locks) using fair value accounting, and we assess the effectiveness of any interest rate swaps and/or treasury locks used in hedging activities.

At December 31, 2002, the ineffectiveness of instruments that we have classified as cash flow hedges of variable-rate debt instruments was not material.  Reclassification of unrealized gains or losses on cash flow hedges of debt instruments from Accumulated other comprehensive income (loss) occurs as interest is accrued on the debt instrument.  We currently estimate that on an after-tax basis, $5 million of unrealized losses will be reclassified as a charge to Interest during the twelve-month period ending December 31, 2003.  See (q)(iv) below for further discussion of Statement 133.

(m)                              Energy Marketing and Trading

We market and trade electricity, natural gas, coal, and other energy-related products.  We designate transactions as accrual or trading at the time they are originated.  Contracts are classified as accrual only when we (a) have the intent and projected ability to fulfill substantially all obligations from company-owned assets, and (b) meet the requirements to consider the contract a normal purchase or sale under Statement 133 (if a derivative), or meet the requirements to consider the contract non-trading under EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10) (if not a derivative under Statement 133).  Such classification is generally limited to the sale of generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies’ franchise service territory).  All other energy contracts (excluding electric, coal, and gas purchase contracts for use in serving our native load requirements) are classified as trading.  Gas trading is comprised of transactions for which gas is physically delivered to a customer (physical gas trading), as well as transactions that are financial in nature for which delivery rarely occurs (financial gas trading).  Since Cinergy owns no gas production and has limited transmission capabilities, all gas transactions (other than procurement and sale of gas to CG&E and ULH&P retail customers) are considered trading whether physical or financial.

We account for accrual transactions by recognizing revenues and costs when the underlying commodity is delivered and trading transactions using the fair value method of accounting.  Under the fair value method of accounting, unrealized trading transactions are shown at fair value in our Balance Sheets as Energy risk management assets and Energy risk management liabilities.  In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF 98-10.  This decision will require that non-derivative contracts currently accounted for at fair value be accounted for on an accrual basis in the future.  See (q)(i) below for further discussion.

We reflect unrealized gains and losses, resulting from changes in fair value, on a net basis in Operating Revenues.  For physical gas trading and for all power trading, we recognize both revenues and costs on a gross basis in Operating Revenues and in Fuel and purchased and exchanged power expense and Gas purchased expense, respectively, when transactions are settled.  For financial gas trading, realized gains and losses are recorded on a net basis in Operating Revenues when transactions are settled.  EITF 02-3 will also require realized and unrealized gains and losses on all energy trading derivatives to be presented net in Operating Revenues, beginning in 2003.  See (q)(i) below for further discussion.

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

(n)                                 Business Combinations and Intangible Assets

We account for business combinations using the purchase method.  Goodwill and other intangibles with indefinite lives are no longer amortized.  Prior to January 1, 2002, we amortized goodwill on a straight-line basis over its estimated useful life, not to exceed 40 years.  The discontinuance of this amortization was not material to our financial position or results of operations.  Goodwill is assessed for impairment annually, or when circumstances indicate that the fair value of a reporting unit has declined significantly, by applying a fair-value-based test.  This test is applied at the “reporting unit” level, which is not broader than the current business segments discussed in Note 16.  Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so.

(o)                                  Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets.  If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value.  Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change.

In 2002, Cinergy sold and/or classified as held for sale, certain non-core investments.  Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Long-Lived Assets (Statement 144), these investments have been classified as Discontinued operations, net of tax in our financial statements.  See Note 15 for further information.

(p)                                  Stock-Based Compensation

We have historically accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) (see Note 2 for further information on our stock-based compensation plans).  In July 2002, we announced that we would prospectively adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), for all employee awards granted or modified after January 1, 2003.  The following table illustrates the effect on our Net income and Earnings per share (EPS) if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Year Ended December 31
		(dollars in millions, except per share amounts)
		2002	2001	2000

Net income, as reported		$361	$442	$399

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects.	24	13	9

Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	23	13	9

Pro-forma net income		$362	$442	$399

EPS - as reported		$2.16	$2.78	$2.51
EPS - pro-forma		$2.17	$2.78	$2.51

EPS assuming dilution - as reported		$2.13	$2.75	$2.50
EPS assuming dilution - pro-forma		$2.14	$2.75	$2.50

In estimating the pro-forma amounts, the fair value method of accounting was not applied to options granted prior to January 1, 1995.  This is in accordance with the provisions of Statement 123, as amended by Statement 148.  As a result, the pro-forma effect on Net Income and EPS may not be representative of future years.  In addition, the pro-forma amounts reflect certain assumptions used in estimating fair values.  These fair value assumptions are described in Note 2.

(q)                                  Accounting Changes

(i)                                  Energy Trading

The EITF has been discussing several issues related to the accounting and disclosure of energy trading activities under EITF 98-10.  In October 2002, the EITF reached consensus in EITF 02-3, to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of new derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.

The consensus to rescind EITF 98-10 will require all energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and will require a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, will be a loss of approximately $13 million, which includes primarily the impact of coal contracts accounted for at fair value, gas inventory accounted for at fair value, and certain gas contracts.  We expect the value of these items to be realized when the contracts settle.  The general restriction on recognition of inception gains is not expected to have a material impact on our future financial position or results of operations.

The consensus to require all gains and losses on energy trading derivatives to be presented net in the Statements of Income is effective beginning January 1, 2003, and will require restatement for all periods presented.  This will result in substantial reductions in reported Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense.  However, Operating Income and Net Income will not be affected by this change.  Pro-forma Operating Revenues for Cinergy, CG&E, and PSI for the year ended December 31, 2002, under this requirement would have been as follows:

2002
(in millions)

Cinergy(1)	$4,028
CG&E and subsidiaries	2,154
PSI	1,623

(1)	The results of Cinergy also include amounts related to non-registrants.

(ii)                              Business Combinations and Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142).  Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization.  Statement 142 requires that goodwill be assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards.  This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 16.  Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002.  The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations.  We finalized our transition impairment test in the fourth quarter of 2002 and have recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This charge reflects a general decline in value of international assets.  Additionally, Cinergy’s combined heat and power plants located in the Czech Republic faced downward pressure in their selling prices for electricity due to the continued restructuring of the market in that country.  In calculating this impairment charge, the fair value of the reporting unit was determined through both discounted cash flow analysis and offers being considered on certain businesses within the reporting unit.  This amount is reflected in Cinergy’s Statements of Income as a Cumulative effect of a change in accounting principle.  While Statement 142 did not require the initial transition impairment test to be completed until December 31, 2002, it requires any transition impairment charge to be reflected as of January 1, 2002.  As such, Note 14 reconciles Net Income and EPS from the amounts originally presented in the first quarter of 2002 to the amounts revised for this change.  We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

(iii)                          Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operating expense).  Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases.  We adopted Statement 143 on January 1, 2003.  The impact of adoption on our results of operations will be reflected as a cumulative effect adjustment to income, net of tax.

We currently accrue costs of removal on many long-lived assets through depreciation expense if we believe removal of the assets at the end of their useful life is likely.  The SEC staff has interpreted Statement 143 to disallow the accrual of cost of removal when no obligation exists under Statement 143, even if removal of the asset is likely.  Any amounts currently recorded in Accumulated depreciation must be removed through the cumulative effect adjustment on January 1, 2003.  However, if accruing cost of removal is allowed for ratemaking purposes and Statement 71 is applicable, accumulated cost of removal will not be reversed upon adoption of Statement 143.  Rather, the amount of accrued cost of removal will remain, but will be disclosed in all future periods.  PSI, CG&E, except for its generation assets, and ULH&P expect to continue to accrue costs of removal under Statement 71.

We are finalizing our evaluation of the impact of adopting Statement 143.  However, we have not determined whether its impact will be material pending (a) resolution of certain legal conclusions and (b) final calculations on the amount of accumulated cost of removal to be reversed upon adoption for CG&E’s generation assets.

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

In May 2002, the FASB issued an exposure draft that would amend Statement 133 to incorporate certain implementation conclusions reached by the FASB staff.  We do not believe the amendments, as currently drafted, will have a material effect on our financial position or results of operations.

(v)                                Asset Impairment

In August 2001, the FASB issued Statement 144, which addresses accounting and reporting for the impairment or disposal of long-lived assets.  Statement 144 was effective beginning with the first quarter of 2002.  The impact of implementation on our financial position or results of operations was not material.

(vi)                            Exit Activities

In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146).  Statement 146 addresses accounting and reporting for the recognition of exit costs, including, but not limited to, one-time employee benefit terminations, contract cancellations, and facility consolidations.  This statement requires that such costs be recognized only when they meet the definition of a liability under GAAP.  However, Statement 146 applies only to exit activities initiated in 2003 and after.  All costs recorded through December 31, 2002, are unaffected by this pronouncement.  The impact of implementation on our financial position or results of operations is not expected to be material.

(vii)                        Accounting for Stock-Based Compensation

We have historically accounted for our stock-based compensation plans under APB 25.  In July 2002, Cinergy announced that it would adopt Statement 123 for all employee awards granted or modified after January 1, 2003, and would begin measuring the compensation cost of stock-based awards under the fair value method.  In December 2002, the FASB issued Statement 148, which amends Statement 123 and APB Opinion No. 28, Interim Financial Reporting.  Statement 148 provides alternative methods of transition to Statement 123 and more expanded disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  Cinergy adopted Statement 148 on January 1, 2003, and has adopted the transition provisions that require expensing options prospectively in the year of adoption, consistent with the original pronouncement.  Existing awards will continue to follow the intrinsic value method prescribed by APB 25.  The impact of adoption on our financial position and results of operations, assuming award levels and fair values similar to past years, is not material.  This change will primarily impact the accounting for stock options and other performance based awards related to the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan (LTIP) and Cinergy Corp. Employee Stock Purchase and Savings Plan.  See Note 2 for additional information.

(viii)                    Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 addresses accounting and reporting obligations under certain guarantees.  It requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002.  However, the incremental disclosure requirements in Interpretation 45 are effective for this annual report.  The impact of implementation on our financial position or results of operations is not expected to be material.  For a further discussion of guarantees, see Note 11(b).

(ix)                            Consolidation of Special Purpose Entities

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities in January 2003.  This interpretation will significantly change the consolidation requirements for special purpose entities (SPE).  We have begun reviewing the impact of this interpretation but have not yet concluded whether consolidation of certain SPEs will be required.  There are two SPEs for which consolidation may be required.  These SPEs have individual power sale agreements to an unrelated third party for approximately 45 megawatts (MW), ending in 2009, and 35 MW, ending in 2016.  In addition, the SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading) to supply the power.   Capital & Trading also provides various services, including certain credit support facilities.

Cinergy’s quantifiable exposure to loss as a result of involvement with these two SPEs is $28 million, which includes investments in these entities of $3 million and exposure under the capped credit facilities of approximately $25 million.  There is also a non-capped facility, but it can only be called upon in the event the SPE breaches representations, violates covenants, or other unlikely events.

If appropriate, consolidation of all assets and liabilities of these two SPEs, at their carrying values, will be required in the third quarter of 2003.  Approximately $225 million of non-recourse debt would be included in Cinergy’s Balance Sheets upon initial consolidation.  However, the impact on results of operations would be expected to be immaterial.

Cinergy believes that its accounts receivable sale facility, as discussed in Note 6, would remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140) and this interpretation.

(r)                                  Translation of Foreign Currency

We translate the assets and liabilities of foreign subsidiaries, whose functional currency (generally, the local currency of the country in which the subsidiary is located) is not the United States (U.S.) dollar, using the appropriate exchange rate as of the end of the year.  We translate income and expense items using the average exchange rate prevailing during the month the respective transaction occurs.  We record translation gains and losses in Accumulated other comprehensive income (loss), which is a component of common stock equity.  When a foreign subsidiary is sold, the cumulative translation gain or loss as of the date of sale is removed from Accumulated other comprehensive income (loss) and is recognized as a component of the gain or loss on the sale of the subsidiary in our Statements of Income.

(s)                                  Related Party Transactions

Cinergy and its subsidiaries engage in related party transactions.  These transactions, which are eliminated upon consolidation, are generally performed at cost and in accordance with the SEC regulations under the PUHCA and the applicable state and federal commission regulations.  The Balance Sheets of our operating companies reflect amounts payable to and/or receivable from related parties as Accounts payable to affiliated companies and Accounts receivable from affiliated companies.  The significant related party transactions are disclosed below.

(i)                                  Services

Services provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services in accordance with agreements approved by the SEC under the PUHCA.  The cost of these services are charged to our operating companies on a direct basis, or for general costs which cannot be directly attributed, based on predetermined allocation factors, including the following ratios:

•                  sales;

•                  electric peak load;

•                  number of employees;

•                  number of customers;

•                  construction expenditures; and

•                  other statistical information.

These costs were as follows for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
	(in millions)

Cinergy(1)	$472	$483	$479
CG&E and subsidiaries	206	240	250
PSI	190	196	187
ULH&P	23	24	25

(1)	The results of Cinergy also include amounts related to non-registrants.

Generation Services, which began operations on January 1, 2001, supplies electric production-related construction, operation and maintenance services to certain of our subsidiaries pursuant to agreements approved by the SEC under the PUHCA.  The cost of these services were as follows for the years ended December 31, 2002 and 2001:

	2002(2)	2001
	(in millions)

Cinergy(1)	$179	$92
CG&E	104	67
PSI	58	21

(1)	The results of Cinergy also include amounts related to non-registrants.
(2)	Increase reflects movement of Services’ employees to Generation Services.

(ii)                              Purchased Energy

ULH&P purchases energy from CG&E pursuant to a new contract effective January 1, 2002, which was approved by the FERC and the Kentucky Public Service Commission (KPSC).  This five-year agreement is a negotiated fixed-rate contract with CG&E and replaces the previous cost-of-service based contract, which expired on December 31, 2001.  ULH&P purchased energy from CG&E for resale in the amounts of $160 million, $152 million, and $160 million for the years ended 2002, 2001, and 2000, respectively.  These amounts are reflected in the Statements of Income for ULH&P as Electricity purchased from parent company for resale.

PSI and CG&E purchase energy from each other under various federal and state approved joint operating agreements.  These sales and purchases are reflected in the Statements of Income of PSI and CG&E as Electric operating revenues and Fuel and purchased and exchanged power expense and were as follows for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
	(in millions)

CG&E
Electric operating revenues	$59	$90	$111
Fuel and purchased and exchanged power	43	92	94
PSI
Electric operating revenues	43	92	94
Fuel and purchased and exchanged power	59	90	111

To supplement native load requirements for 2002, CG&E and PSI agreed to purchase peaking power from Capital & Trading, an indirect wholly-owned subsidiary of Cinergy Corp., pursuant to the terms of a wholesale market-based tariff.  For the year ended December 31, 2002, payments under these contracts totaled approximately $27 million for CG&E and $28 million for PSI.  To the extent these payments were deferred for future recovery, the amounts are included in Regulatory assets on the Balance Sheets of CG&E and PSI.  The remaining payments are reflected as Fuel and purchased and exchanged power expense on the Statements of Income for CG&E and PSI.

CG&E and PSI have an agreement with Marketing & Trading to purchase gas for certain gas-fired peaking plants pursuant to the terms of the wholesale market-based agreements.  CG&E purchased natural gas from Marketing & Trading in the amount of $9 million and $12 million for the years ended December 31, 2002 and 2001, respectively.  PSI purchased natural gas from Marketing & Trading in the amount of $5 million and $4 million for the years ended December 31, 2002 and 2001, respectively.  The amounts are reflected in the Statements of Income of CG&E and PSI as Fuel and purchased and exchanged power expense.

(iii)                          Other

In December 2001, CG&E and ULH&P entered into agreements with Mirant Americas Energy Marketing, LP (Mirant) in which CG&E and ULH&P assigned Mirant the rights to CG&E’s and ULH&P’s gas supply contracts, interstate pipeline transportation contracts and gas in storage, and Mirant agreed to deliver gas to meet CG&E’s and ULH&P’s firm gas requirements, and to pay CG&E and ULH&P monthly fees.  Mirant assigned these contracts and the agreements to Marketing & Trading in November 2002, and CG&E and ULH&P consented to such assignments.  The agreements will expire in October 2003.  Payments under these agreements were approximately $33 million and $7 million for CG&E and ULH&P, respectively.  These amounts are recorded in the Statements of Income for CG&E and ULH&P as Gas purchased expense.  The assignment of the Mirant/ULH&P agreements are subject to the approval of the KPSC, and ULH&P has filed an application with the KPSC seeking such approval.  No other regulatory approvals are required.

Cinergy Corp. and our operating companies participate in a money pool arrangement by which those companies with surplus cash provide short-term loans to others.   For a further discussion on the money pool agreement see Note 5.

2.              Common Stock

(a)                                  Changes In Common Stock Outstanding

The following table reflects information related to shares of common stock issued for stock-based plans.

	Shares
	Authorized for		Shares Used to Grant or
	Issuance under		Settle Awards
	Plan		2002	2001	2000
LTIP	14,500,000		674,005	72,225	93,855

Cinergy Corp. Stock Option Plan (SOP)	5,000,000		870,867	263,070	108,941

Cinergy Corp. Employee Stock Purchase and Savings Plan	2,000,000		4,912	227,847	2,718

Cinergy Corp. UK Sharesave Scheme	75,000		8,878	121	—

Cinergy Corp. Retirement Plan for Directors	175,000	(1)	1,768	29,135	9,435

Cinergy Corp. Directors’ Equity Compensation Plan	75,000		196	1,858	150

Cinergy Corp. Directors’ Deferred Compensation Plan	200,000		—	14,211	—

Cinergy Corp. 401(k) Plans	6,469,373	(1)	964,615	69,500	—

Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan (2)	3,000,000	(1)	657,943	649,834	533,932

Cinergy Corp. 401(k) Excess Plan	100,000	(1)	—	—	—

Director, Officer, and Key Employee Stock Purchase Program	2,110,817	(3)	—	—	1,627,788

Cinergy Corp. Long-Term Incentive Compensation Sub-Scheme	7,000,000		—	—	—

(1)          Plan does not contain an authorization limit.  The number of shares presented reflects amounts registered with the SEC as of December 31, 2002.

(2)          Shares issued prior to April 2001 were for the previous Cinergy Corp. Dividend Reinvestment and Stock Purchase Plan, which is no longer active.

(3)          Plan authorized a maximum amount of $50 million of Cinergy Corp. common stock to be purchased.  The number of shares presented reflects amounts registered with the SEC as of December 31, 2002.  See Note 2(d) for additional information.

We retired 422,908 shares of common stock in 2002, 72,739 shares in 2001, and 32,988 shares in 2000, mainly representing shares tendered as payment for the exercise of previously granted stock options.

In April 2001, Cinergy adopted the Direct Stock Purchase and Dividend Reinvestment Plan, a plan designed to provide investors with a convenient method to purchase shares of Cinergy Corp. common stock and to reinvest cash dividends in the purchase of additional shares.  This plan replaced the Dividend Reinvestment and Stock Purchase Plan.

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

In January 2002, Cinergy registered 100,000 shares of common stock under the Cinergy Corp. 401(k) Excess Plan.

In February 2002, Cinergy sold 6.5 million shares of Cinergy Corp. common stock with net proceeds of approximately $200 million.

Cinergy Corp. owns all of the common stock of CG&E and PSI.  All of ULH&P’s common stock is held by CG&E.

(b)           Dividend Restrictions

Cinergy Corp.’s ability to pay dividends to holders of its common stock is principally dependent on the ability of CG&E and PSI to pay Cinergy Corp. common stock dividends.  Cinergy Corp., CG&E, and PSI cannot pay dividends on their common stock if their respective preferred stock dividends or preferred trust dividends are in arrears.  The amount of common stock dividends that each company can pay is also limited by certain capitalization and earnings requirements under CG&E’s and PSI’s credit instruments.  Currently, these requirements do not impact the ability of either company to pay dividends on its common stock.

(c)           Stock-based Compensation Plans

We currently have the following stock-based compensation plans:

•                  LTIP;

•                  SOP;

•                  Employee Stock Purchase and Savings Plan;

•                  UK Sharesave Scheme;

•                  Retirement Plan for Directors;

•                  Directors’ Equity Compensation Plan;

•                  Directors’ Deferred Compensation Plan;

•                  401(k) Excess Plan; and

•                  2001 Long-Term Incentive Compensation Sub-Scheme.

The LTIP, the SOP, and the Employee Stock Purchase and Savings Plan are discussed below.  The activity in 2002, 2001, and 2000 for the remaining stock-based compensation plans was not significant.

We have historically accounted for our stock-based compensation plans in accordance with APB 25.  However, we will prospectively adopt the fair value recognition provisions of Statement 123, as amended by Statement 148, effective with all employee awards granted or modified after January 1, 2003.  See “Stock-Based Compensation” in Note 1(p) for additional information on costs we recognized in 2002, 2001, and 2000, related to stock-based compensation plans, and for our pro-forma disclosure assuming compensation costs for these plans had been determined at fair value, consistent with Statement 123, as amended by Statement 148.

(i)                                  LTIP

The LTIP was originally adopted in 1996 and was subsequently amended effective January 2002.  Under this plan, certain key employees may be granted incentive and non-qualified stock options, stock appreciation rights (SAR), restricted stock, dividend equivalents, the opportunity to earn performance-based shares and certain other stock-based awards.  Stock options are granted to participants with an option price equal to or greater than the fair market value on the grant date, and generally with a vesting period of either three or five years.  The vesting period begins on the grant date and all options expire within 10 years from that date.  The number of shares of common stock issuable under the LTIP is limited to a total of 14.5 million shares.

Entitlement to performance-based shares is based on Cinergy’s total shareholder return (TSR) over designated Cycles as measured against a pre-defined peer group.  Target grants of performance-based shares were made for the following Cycles:

Cycle	Grant Date	Performance Period	Target Grant of Shares
			(in thousands)

V	1/2001	2001-2003	301
VI	1/2002	2002-2004	343
VII	1/2003	2003-2005	371

Participants may earn additional performance shares if Cinergy’s TSR exceeds that of the peer group.  For the three-year performance period ended December 31, 2002 (Cycle IV), approximately 817,000 shares were earned, based on our relative TSR.

(ii)                              SOP

The SOP is designed to align executive compensation with shareholder interests.  Under the SOP, incentive and non-qualified stock options, SARs, and SARs in tandem with stock options may be granted to key employees, officers, and outside directors.  The activity under this plan has predominantly consisted of the issuance of stock options.  Options are granted with an option price equal to the fair market value of the shares on the grant date.  Options generally vest over five years at a rate of 20 percent per year, beginning on the grant date, and expire 10 years from the grant date.  The total number of shares of common stock issuable under the SOP may not exceed 5,000,000 shares.  No stock options may be granted under the plan after October 24, 2004.

(iii)                          Employee Stock Purchase and Savings Plan

The Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature.  Under the Employee Stock Purchase and Savings Plan, after-tax funds are withheld from a participant’s compensation during a 26-month offering period and are deposited in an interest-bearing account.  At the end of the offering period, participants may apply amounts deposited in the account, plus interest, toward the purchase of shares of common stock.  The purchase price is equal to 95 percent of the fair market value of a share of common stock on the first date of the offering period.  Any funds not applied toward the purchase of shares are returned to the participant.  A participant may elect to terminate participation in the plan at any time.  Participation also will terminate if the participant’s employment ceases.  Upon termination of participation, all funds, including interest, are returned to the participant without penalty.  The sixth (current) offering period began May 1, 2001, and ends June 30, 2003.  The purchase price for all shares under this offering is $32.78.  The fifth offering period ended April 30, 2001, with 227,968 shares purchased and the remaining cash distributed to the respective participants.  The total number of shares of common stock issuable under the Employee Stock Purchase and Savings Plan may not exceed 2,000,000.

Activity for 2002, 2001, and 2000 for the LTIP, SOP, and Employee Stock Purchase and Savings Plan is summarized as follows:

	LTIP and SOP		Employee Stock Purchase and Savings Plan
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 1999	6,187,249	$27.17	359,305	$27.73

Options granted	1,329,800	24.59	—	—
Options exercised	(123,978)	23.50	(2,718)	27.73
Options forfeited	(402,200)	26.68	(76,261)	27.73

Balance at December 31, 2000	6,990,871	26.77	280,326	27.73

Options granted	811,700	33.90	299,793	32.78
Options exercised	(275,393)	24.39	(227,968)	27.73
Options forfeited	(79,400)	27.29	(73,826)	29.20

Balance at December 31, 2001	7,447,778	27.63	278,325	32.78

Options granted	1,241,200 (2)	32.27	—	—
Options exercised	(1,308,738)	23.96	(4,912)	32.78
Options forfeited	(18,540)	31.57	(55,243)	32.78

Balance at December 31, 2002	7,361,700	$29.06	218,170	$32.78

Options Exercisable(1):
At December 31, 2000	3,195,191	$26.20
At December 31, 2001	3,763,558	$27.32
At December 31, 2002	3,744,420	$28.98

(1)        The options under the Employee Stock Purchase and Savings Plan are only exercisable at the end of the offering period.

(2)        Options were not granted under the SOP during 2002.

The weighted average fair value of options granted under the combined LTIP and the SOP plans was $4.95 in 2002, $5.42 in 2001, and $2.75 in 2000.  The weighted average fair value of options granted under the Employee Stock Purchase and Savings Plan was $5.85 in 2001 (no options were granted in 2002 or 2000).  The fair values of options granted were estimated as of the grant date using the Black-Scholes option-pricing model and the following assumptions:

	LTIP and SOP(1)						Employee Stock Purchase and Savings Plan(2)
	2002		2001		2000		2001
Risk-free interest rate	3.92%		4.78%		6.57%		4.22%
Expected dividend yield	5.66%		5.42%		7.32%		5.26%
Expected lives	5.42	yrs.	5.37	yrs.	4.86	yrs.	2.17	yrs.
Expected volatility	26.45%		25.01%		20.18%		30.67%

(1)	Options were not granted under the SOP in 2002.
(2)	Options were not granted under the Employee Stock Purchase and Savings Plan in 2002 or 2000.

Price ranges, along with certain other information, for options outstanding under the combined LTIP and SOP plans at December 31, 2002, were as follows:

			Outstanding			Exercisable
Exercise Price Range			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
$22.88	-	$23.81	2,100,970	$23.69	6.33 yrs.	1,433,890	$23.64
$23.88	-	$32.65	2,492,830	$26.82	6.70 yrs.	768,330	$25.63
$33.31	-	$38.59	2,767,900	$35.15	6.69 yrs.	1,542,200	$35.62

(d)           Director, Officer, and Key Employee Stock Purchase Program

In December 1999, Cinergy Corp. adopted the Director, Officer, and Key Employee Stock Purchase Program (Stock Purchase Program).  The purpose of the Stock Purchase Program is to facilitate the purchase and ownership of Cinergy Corp.’s common stock by its directors, officers, and key employees, thereby further aligning their interests with those of its shareholders.

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

Services, and in part, Cinergy Corp., have guaranteed repayment to the bank of 100 percent of each participant’s loan obligations and the associated interest, and each participant has agreed to indemnify the guarantor for any payments made by it under the guaranty on the participant’s behalf.  A participant’s obligations to the bank are unsecured and no restrictions are placed on the participant’s ability to sell, pledge, or otherwise encumber or dispose of his or her purchased shares.

(e)                                  Stock Purchase Contracts

In December 2001, Cinergy Corp. issued approximately $316 million notional amount of combined securities, a component of which was stock purchase contracts.  These contracts obligate the holder to purchase common shares of Cinergy Corp. stock in, and/or before, February 2005.  The number of shares to be issued is contingent upon the market price of Cinergy Corp. stock, but subject to predetermined ceiling and floor prices.  See Note 3 for further discussion of these combined securities.

3.              Preferred Trust Securities

In December 2001, Cinergy Corp. issued approximately $316 million notional amount of combined securities consisting of (a) 6.9 percent preferred trust securities, due February 2007, and (b) stock purchase contracts obligating the holders to purchase between 9.2 and 10.8 million shares of Cinergy Corp. common stock in, and/or before, February 2005.  A $50 preferred trust security and stock purchase contract were sold together as a single security unit (Unit).  The proceeds of $306 million, which is net of approximately $10 million of issuance costs, were used to pay down Cinergy Corp.’s short-term indebtedness.  In February 2005, the preferred trust securities will be remarketed and the dividend rate reset, no lower than 6.9 percent, to yield $316 million in the remarketing.  The holders will use the proceeds from this remarketing to fund their obligation to purchase shares of Cinergy Corp. common stock under the stock purchase contract.  The holders will pay the market price for the stock at that time, subject to a ceiling of $34.40 per share and a floor of $29.15 per share.  The number of shares to be issued will vary according to the stock price, subject to the total proceeds equaling $316 million.  These preferred trust securities were issued through a wholly-owned trust of Cinergy Corp. and are recorded on Cinergy Corp.’s Balance Sheets, net of discount and expense, as Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company.  The fair value of the stock purchase contracts was charged to Paid-in capital with a corresponding credit to Non-Current Liabilities-Other.

Each Unit will receive quarterly cash payments of 9.5 percent per annum of the notional amount, which includes the preferred trust security dividend of 6.9 percent and payment of 2.6 percent, which represents principal and interest on the stock purchase contracts.  Upon delivery of the shares, these stock purchase contract payments will cease.

4.              Long-Term Debt

Refer to the Statements of Capitalization for detailed information for Cinergy’s, CG&E’s, PSI’s, and ULH&P’s long-term debt.

In January 2002, PSI repaid at maturity $23 million principal amount of its Medium-Term Notes, Series A.  The securities were not replaced by new issues of long-term debt.

In May 2002, an indirect, wholly-owned subsidiary of Global Resources entered into a senior term loan and a junior term loan, borrowing $13.8 million and $7.1 million, respectively.  Each of the loans have periodic principal reduction payments, with the senior loan having a final maturity of March 15, 2019, and the junior loan having a final maturity of March 15, 2012.  The annual interest rate on the senior loan is fixed at 6.97 percent and the junior loan is fixed at 6.35 percent.

On September 1, 2002, CG&E repaid at maturity $100 million principal amount of its First Mortgage Bonds, 7 ¼% Series.

On September 10, 2002, CG&E borrowed the proceeds from the issuance by the Ohio Air Quality Development Authority of $84 million principal amount of its State of Ohio Air Quality Development Revenue Refunding Bonds 2002 Series A, due September 1, 2037.  The issuance consists of two $42 million tranches, with the interest rate on one tranche being reset every 35 days by auction and the interest rate on the other tranche being reset every 7 days by auction.  The initial interest rates for the 35-day and 7-day tranches were 1.40 percent and 1.35 percent, respectively.  Proceeds from the borrowing were used on October 7, 2002 to redeem, at par, two $42 million Series 1985 A&B Air Quality Development Authority State of Ohio Customized Purchase Revenue Bonds, due December 1, 2015.  The redeemed bonds had been classified in Notes payable and other short-term obligations.

On September 12, 2002, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $23 million principal amount of its Environmental Refunding Revenue Bonds Series 2002A, due March 1, 2031.  The initial interest rate for the bonds was 1.40 percent.  The interest rate resets every 35 days by auction.  Proceeds from the borrowing were used on October 1, 2002 to redeem, at par, the $23 million principal amount of Indiana Development Finance Authority Environmental Refunding Revenue Bonds Series 1998, due August 1, 2028.  The redeemed bonds had been classified in Notes payable and other short-term obligations.

On September 12, 2002, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $24.6 million principal amount of its Environmental Refunding Revenue Bonds Series 2002B, due March 1, 2019.  The initial interest rate for the bonds was 1.35 percent.  The interest rate resets every 7 days by auction.  Proceeds from the issuance were used on October 1, 2002 to redeem, at par, the $24.6 million principal amount of City of Princeton, Indiana Pollution Control Revenue Refunding Bonds 1996 Series, due March 1, 2019.  The redeemed bonds had been classified in Notes payable and other short-term obligations.

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

On September 23, 2002, CG&E issued $500 million principal amount of its 5.70 percent Debentures due September 15, 2012.  Proceeds from the offering were used to repay short-term indebtedness incurred in connection with general corporate purposes including capital expenditures related to environmental compliance construction, and the repayment at maturity of $100 million principal amount of CG&E’s First Mortgage Bonds, 7 ¼% Series.  In July 2002, CG&E executed a treasury lock with a notional amount of $250 million, which was designated as a cash flow hedge of 50 percent of the forecasted interest payments on this debt offering.  With the issuance of the debt, the treasury lock was settled.  See Note 8(a) for additional information on this treasury lock.

The following table reflects the long-term debt maturities excluding any redemptions due to the exercise of call provisions or capital lease obligations.  Callable means the issuer has the right to buy back a given security from the holder at a specified price before maturity.  Putable means the holder has the right to sell a given security back to the issuer at a specified price before maturity.

Long-term Debt Maturities

	Cinergy(1)	CG&E and subsidiaries		PSI
		(in millions)

2003	$191	$120	(2)	$56
2004	815	110		2
2005(3)	204	150		51
2006	335	—		328
2007	374	100		267
Thereafter	2,351	1,212	(4)	676

	$4,270	$1,692		$1,380

(1)	The results of Cinergy also include amounts related to non-registrants.
(2)	Includes $100 million of CG&E’s long-term debt with a periodic put provision beginning in June 2003, and ULH&P’s $20 million maturing in 2003.
(3)	CG&E and subsidiaries includes long-term debt with put provisions of $150 million in 2005. PSI includes long-term debt with put provisions of $50 million in 2005.
(4)	Includes ULH&P’s $55 million of long-term debt.

Maintenance and replacement fund provisions contained in PSI’s first mortgage bond indenture require:  (1) cash payments, (2) bond retirements, or (3) pledges of unfunded property additions each year based on an amount related to PSI’s net revenues.

5.              Notes Payable and Other Short-term Obligations

Short-term obligations may include:

•                  short-term notes;

•                  commercial paper;

•                  variable rate pollution control notes; and

•                  money pool.

Short-term Notes

Short-term borrowings mature within one year from the date of issuance.  We primarily use unsecured revolving lines of credit and the sale of commercial paper for short-term borrowings.  A portion of each company’s revolving lines is used to provide credit support for commercial paper.  When revolving lines are reserved for commercial paper or backing letters of credit, they are not available for additional borrowings.  The fees we paid to secure short-term borrowings were immaterial during each of the years ended December 31, 2002, 2001, and 2000.

At December 31, 2002, Cinergy Corp. had $494 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2003
Direct borrowing		$	$—	$
Commercial Paper support			473

Total 364-day facility		600	473	127

Three-year senior revolving	May 2004
Direct borrowing			25
Commercial Paper support			—
Letter of Credit support			8

Total Three-year facility		400	33	367

Total Credit Facilities		$1,000	$506	$494

In addition to revolving credit facilities, Cinergy Corp., CG&E, and PSI also maintain uncommitted lines of credit.  These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.  Cinergy Corp., CG&E, and PSI have established uncommitted lines of $65 million, $15 million, and $60 million, respectively, all of which remained unused as of December 31, 2002.

Commercial Paper

Cinergy Corp.’s $800 million commercial paper program is supported by Cinergy Corp.’s $1 billion revolving credit facilities.  The commercial paper program at the Cinergy Corp. level supports, in part, the short-term borrowing needs of CG&E and PSI and eliminates their need for separate commercial paper programs.  As of December 31, 2002, Cinergy Corp. had $473 million in commercial paper outstanding.

Variable Rate Pollution Control Notes

CG&E and PSI have issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, monthly, or annual basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy, CG&E, and PSI.

In October 2002, CG&E and PSI caused the redemption of certain series’ of variable rate pollution control notes with a principal amount of $84 million and $47.6 million, respectively.  Holders of the notes had the option of having their notes redeemed at various times ranging from any business day to annually.  The notes were redeemed with proceeds from the issuance of new series’ of variable rate pollution control notes that do not have the redemption features mentioned above, and are therefore classified as Long-term debt obligations.  See Note 4 for further discussion of this redemption.

Money Pool

Cinergy Corp., Services, and our operating companies participate in a money pool arrangement to better manage cash and working capital requirements.  Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement.  This surplus cash may be from internal or external sources.  The amounts outstanding under this money pool arrangement are shown as a component of Notes receivable from affiliated companies and/or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P.  Any money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

The following table summarizes our Notes payable and other short-term obligations, and Notes payable to affiliated companies.

	December 31, 2002			December 31, 2001
	Established Lines	Outstanding	Weighted Average Rate	Established Lines	Outstanding	Weighted Average Rate
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$25	2.02%	$1,175	$599	2.55%
Uncommitted lines(1)	65	—	—	40	—	—
Commercial paper(2)	800	473	1.81	800	125	3.49

Operating companies
Uncommitted lines(1)	75	—	—	75	66	3.73
Pollution control notes		147	1.82		279	2.10

Non-regulated subsidiaries
Revolving lines	7	1	3.28	46	32	2.94
Short-term debt	22	22	2.93	49	44	4.81

Cinergy Total		$668	1.86%		$1,145	2.71%

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	—%	$15	$—	—%
Pollution control notes		112	1.87		196	2.00
Money Pool		9	1.29		445	2.73

CG&E Total		$121			$641

PSI
Uncommitted lines(1)	$60	$—	—%	$60	$66	3.73%
Pollution control notes		35	1.65		83	2.33
Money Pool		138	1.29		422	2.58

PSI Total		$173			$571

ULH&P
Money Pool		$14	1.29%		$26	2.73%

ULH&P Total		$14			$26

(1)	Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.
(2)	The commercial paper program is supported by Cinergy Corp.’s revolving lines.

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

6.              Sales of Accounts Receivable

During 2001, CG&E, PSI, and ULH&P had an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable and the related collections up to an aggregate maximum of $350 million.  CG&E retained servicing responsibilities for its role as a collection agent of the amounts due on the sold receivables.  However, the purchaser assumed the risk of collection on the sold receivables without recourse to CG&E, PSI, and ULH&P in the event of a loss.  Proceeds from a portion of the sold receivables were held back as a reserve to reduce the purchaser’s credit risk.  CG&E, PSI, and ULH&P did not retain any ownership interest in the sold receivables, but did retain undivided interests in their remaining balances of accounts receivable.  The recorded amounts of the retained interests were measured at net realizable value.  The Accounts receivable on the Balance Sheets of Cinergy, CG&E, PSI, and ULH&P were net of the amounts sold at December 31, 2001.

In February 2002, CG&E, PSI, and ULH&P replaced their previous agreement to sell certain of their accounts receivable and related collections.  Cinergy Corp. formed Cinergy Receivables Company, LLC (Cinergy Receivables) to purchase, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P.  Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying SPE.  The sales of receivables are accounted for under Statement 140.

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

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under Statement 140 and is classified within Notes receivable from affiliated companies in the accompanying Balance Sheets of CG&E, PSI, and ULH&P and is classified within Notes receivable on Cinergy Corp.’s Balance Sheets.  In addition, Cinergy Corp.’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interests held by CG&E, PSI, and ULH&P.  The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value.  The key assumptions in estimating fair value are credit losses and selection of discount rates.  Because (a) the receivables generally turn in less than two months, (b) credit losses are reasonably predictable due to each company’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value.  Interest accrues to CG&E, PSI, and ULH&P on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent.  Cinergy Corp. records income from Cinergy Receivables in a similar manner.  We record an impairment charge against the carrying value of both the retained interests and purchased beneficial interest whenever we determine that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in measuring the retained interests for sales since the inception of the new agreement are as follows (all amounts are averages of the assumptions used in each sale during the period):

	Cinergy	CG&E and subsidiaries	PSI	ULH&P

Anticipated credit loss rate	0.6%	0.6%	0.5%	1.0%
Discount rate on expected cash flows	5.0%	5.0%	5.0%	5.0%
Receivables turnover rate(1)	12.9%	13.7%	11.8%	13.5%

(1)	Receivables at each month-end divided by annualized sales for the month.

The hypothetical effect on the fair value of the retained interests assuming both a 10 percent and 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

CG&E retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables.  However, Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to CG&E, PSI, and ULH&P in the event of a loss.  While no direct recourse to CG&E, PSI, and ULH&P exists, these entities risk loss in the event collections are not sufficient to allow for full recovery of their retained interests.  No servicing asset or liability is recorded since the servicing fee paid to CG&E approximates a market rate.

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales during the period, and cash flows during the period as of December 31, 2002.

	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(dollars in millions)

Receivables sold as of period end	$483	$299	$184	$45
Less: Retained interests	135	81	54	13

Net receivables sold as of period end	$348	$218	$130	$32

Purchased beneficial interests	$10	$—	$—	$—

Sales during period
Receivables sold	$3,233	$1,840	$1,392	$287
Loss recognized on sale	32	19	13	3

Cash flows during period
Cash proceeds from sold receivables	$3,184	$1,813	$1,371	$283
Collection fees received	2	1	1	—
Return received on retained interests	16	9	7	1

A decline in the long-term senior unsecured credit ratings of CG&E, PSI, or ULH&P below investment grade would result in a termination of the sale program and discontinuance of future sales of receivables, and could prevent Cinergy Receivables from borrowing additional funds from commercial paper conduits.

7.              Leases

(a)                                  Operating Leases

We have entered into operating lease agreements for various facilities and properties such as computer, communication and transportation equipment, and office space.  Total rental payments on operating leases for each of the past three years are detailed in the table below.  This table also shows future minimum lease payments required for operating leases with remaining non-cancelable lease terms in excess of one year as of December 31, 2002:

	Actual Payments			Estimated Minimum Payments
	2000	2001	2002	2003	2004	2005	2006	2007	After 2007	Total
	(in millions)

Cinergy(1)	$56	$61	$64	$43	$33	$26	$22	$18	$52	$194
CG&E and subsidiaries	30	33	30	9	7	7	6	5	12	46
PSI	21	21	23	10	8	7	7	6	19	57
ULH&P(2)	4	5	4	—	—	—	—	—	—	—

(1)	The results of Cinergy also include amounts related to non-registrants.
(2)	Estimated minimum lease payments are immaterial.

(b)                                  Capital Leases

In each of the years 1999 through 2002, CG&E, PSI, and ULH&P entered into capital lease agreements to fund the purchase of gas and electric meters.  The lease terms are for 120 months commencing with the date of purchase and contain various buyout options ranging from 48 to 105 months.  It is our objective to own the meters indefinitely and the operating companies plan to exercise the buyout option at month 105.  The effective lease rates given the early buyout option at 105 months are 6.71 percent for the 1999 leases, 6.09 percent for the 2000 leases, 6.00 percent for the 2001 leases, and 4.48 percent for the 2002 leases.  The meters are depreciated at the same rate as if owned by the operating companies.  CG&E, PSI, and ULH&P each recorded a capital lease obligation, included in Non-Current Liabilities-Other.

The total minimum lease payments and the present values for these capital lease items are shown below:

	Total Minimum Lease Payments
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

Total minimum lease payments(1)	$55	$32	$23	$8
Less: amount representing interest	(12)	(7)	(5)	(2)

Present value of minimum lease payments	$43	$25	$18	$6

(1) Annual minimum lease payments are immaterial.

8.                    Financial Instruments

(a)                                  Financial Derivatives

We have entered into financial derivative contracts for the purpose described below.

Interest Rate Risk Management

Our current policy of managing exposure to fluctuations in interest rates is to maintain approximately 30 percent of the total amount of outstanding debt in floating interest rate debt instruments.  In maintaining this level of exposure, we use interest rate swaps.  Under the swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount.  CG&E has an outstanding interest rate swap agreement that decreased the percentage of floating-rate debt.  Under the provisions of the swap, which has a notional amount of $100 million, CG&E pays a fixed-rate and receives a floating-rate through October 2007.  This swap qualifies as a cash flow hedge under the provisions of Statement 133.  As the terms of the swap agreement mirror the terms of the debt agreement that it is hedging, we anticipate that this swap will continue to be effective as a hedge.  Changes in fair value of this swap are recorded in Accumulated other comprehensive income (loss), beginning with our adoption of Statement 133 on January 1, 2001.  Cinergy Corp. has three outstanding interest rate swaps with a combined notional amount of $250 million.  Under the provisions of the swaps, Cinergy Corp. receives fixed-rate interest payments and pays floating-rate interest payments through September 2004.  These swaps qualify as fair value hedges under the provisions of Statement 133.  We anticipate that these swaps will continue to be effective as hedges.

Treasury locks are agreements that fix the yield or price on a specified treasury security for a specified period, which we sometimes use in connection with the issuance of fixed-rate debt.  On September 23, 2002, CG&E issued $500 million principal amount senior unsecured debentures due September 15, 2012, with an interest rate of 5.70 percent.  In July 2002, CG&E executed a treasury lock with a notional amount of $250 million, which was designated as a cash flow hedge of 50 percent of the forecasted interest payments on this debt offering.  The treasury lock effectively fixed the benchmark interest rate (i.e., the treasury component of the interest rate, but not the credit spread) for 50 percent of the offering from July 2002 through the issuance date in order to reduce the exposure associated with treasury rate volatility.  With the issuance of the debt, the treasury lock was settled.  Given the use of hedge accounting, this settlement is reflected in Accumulated other comprehensive income (loss) on an after-tax basis in the amount of $13 million, rather than a charge to net income.  This amount will be reclassified to Interest expense over the 10-year life of the related debt as interest is accrued.

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

(b)                                  Fair Value of Other Financial Instruments

The estimated fair values of other financial instruments were as follows (this information does not claim to be a valuation of the companies as a whole):

	December 31, 2002		December 31, 2001
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)

Cinergy(1)
First mortgage bonds and other long-term debt(2)	$4,272	$4,483	$3,745	$3,805

CG&E and subsidiaries
First mortgage bonds and other long-term debt(2)	$1,690	$1,743	$1,205	$1,214

PSI
First mortgage bonds and other long-term debt(2)	$1,372	$1,473	$1,348	$1,379

ULH&P
Other long-term debt(2)	$75	$78	$75	$76

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Includes amounts reflected as Long-term debt due within one year.

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

(i)               Trade Receivables and Physical Power Portfolio

Our concentration of credit risk with respect to trade accounts receivable from electric and gas retail customers is limited.  The large number of customers and diversified customer base of residential, commercial, and industrial customers significantly reduces our credit risk.  Contracts within the physical portfolio of power marketing and trading operations are primarily with the traditional electric cooperatives and municipalities and other investor-owned utilities.  At December 31, 2002, we believe the likelihood of significant losses associated with credit risk in our trade accounts receivable or physical power portfolio is remote.

(ii)           Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function.  As of December 31, 2002, approximately 96 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed by a parent company or other entity rated Investment Grade.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk is generally greater than with other commodity trading.

In December 2001, Enron Corp. (Enron) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.  We decreased our trading activities with Enron in the months prior to its bankruptcy filing.  We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the Bankruptcy Code, as approved by the court.  While we cannot predict the resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status or public debt ratings.

(iii)       Financial Derivatives

Potential exposure to credit risk also exists from our use of financial derivatives such as currency swaps, foreign exchange forward contracts, interest rate swaps, and treasury locks.  Because these financial instruments are transacted with highly rated financial institutions, we do not anticipate nonperformance by any of the counterparties.

9.              Pension and Other Postretirement Benefits

We provide benefits to retirees in the form of pensions and other postretirement benefits.

Our qualified defined benefit pension plans cover substantially all U.S. employees meeting certain minimum age and service requirements.  A final average pay formula determines plan benefits.  These plan benefits are based on:

•                       years of participation;

•                       age at retirement; and

•                       the applicable average Social Security wage base or benefit amount.

Our pension plan funding policy for U.S. employees is to contribute at least the amount required by the Employee Retirement Income Security Act of 1974, and up to the amount deductible for income tax purposes.  The pension plans’ assets consist of investments in equity and fixed income securities.

We provide certain health care and life insurance benefits to retired U.S. employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.  Neither CG&E nor ULH&P pre-fund their obligations for these postretirement benefits.  In 1999, PSI began pre-funding its obligations through a grantor trust as authorized by the IURC.  This trust, which consists of equity and fixed income securities, is not restricted to the payment of plan benefits and therefore, not considered plan assets under Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  At December 31, 2002 and 2001, trust assets were approximately $52 million and $53 million, respectively, and are reflected in Cinergy’s Balance Sheets as Other investments.

In addition, we sponsor non-qualified pension plans (plans that do not meet the criteria for tax benefits) that cover officers, certain other key employees, and non-employee directors.  We began funding certain of these non-qualified plans through a rabbi trust in 1999.  This trust, which consists of equity and fixed income securities, is not restricted to the payment of plan benefits and therefore, not considered plan assets under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.  At December 31, 2002 and 2001, trust assets were approximately $8 million and are reflected in Cinergy’s Balance Sheets as Other investments.

In 2000 and 2002, Cinergy offered voluntary early retirement programs to certain individuals.  In accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88), Cinergy recognized an expense of $12.8 million and $39.1 million in 2000 and 2002, respectively.

Our benefit plans’ costs for the past three years included the following components:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(in millions)

Service cost	$27.3	$27.9	$27.4	$2.7	$2.1	$2.0	$3.5	$3.8	$3.4
Interest cost	79.2	77.5	73.0	5.1	4.8	4.1	19.6	17.9	17.0
Expected return on plans’ assets	(86.3)	(81.9)	(77.0)	—	—	—	(0.3)	—	—
Amortization of transition (asset) obligation	(1.3)	(1.3)	(1.3)	0.1	0.1	0.1	5.0	5.0	5.0
Amortization of prior service cost	6.2	4.6	4.5	0.9	1.1	1.1	—	—	—
Recognized actuarial (gain) loss	(5.4)	(3.2)	(2.4)	0.8	0.6	0.1	1.1	0.1	—
Voluntary early retirement costs (Statement 88)	38.6	—	11.9	0.5	—	0.9	—	—	—
Net periodic benefit cost	$58.3	$23.6	$36.1	$10.1	$8.7	$8.3	$28.9	$26.8	$25.4

The net periodic benefit cost by registrant was as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(in millions)

Cinergy(1)	$58.3	$23.6	$36.1	$10.1	$8.7	$8.3	$28.9	$26.8	$25.4
CG&E and subsidiaries	7.2	1.9	5.3	1.1	1.7	1.3	7.2	6.9	8.8
PSI	12.2	7.5	9.4	0.6	0.7	0.7	15.3	13.5	12.9
ULH&P	1.7	0.3	0.5	—	—	—	0.4	0.4	0.4

(1)  The results of Cinergy also include amounts related to non-registrants.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2002, and a statement of the funded status as of December 31 of both years.

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001	2002	2001
	(in millions)

Change in benefit obligation

Benefit obligation at beginning of period	$1,083.5	$1,064.5	$70.9	$67.0	$270.4	$247.1

Service cost	27.3	27.9	2.7	2.1	3.5	3.8
Interest cost	79.2	77.5	5.1	4.8	19.6	17.9
Amendments(1)	43.3	18.0	4.5	(1.8)	(12.3)	—
Actuarial (gain) loss	156.5	(43.6)	20.6	4.3	80.2	17.9
Benefits paid	(74.9)	(60.8)	(6.0)	(5.5)	(18.2)	(16.3)

Benefit obligation at end of period	1,314.9	1,083.5	97.8	70.9	343.2	270.4

Change in plan assets

Fair value of plan assets at beginning of period	875.4	1,043.6	—	—	—	—

Actual return on plan assets	(48.0)	(108.1)	—	—	—	—
Employer contribution	4.0	0.7	6.0	5.5	18.2	16.3
Benefits paid	(74.9)	(60.8)	(6.0)	(5.5)	(18.2)	(16.3)

Fair value of plan assets at end of period	756.5	875.4	—	—	—	—

Funded status	(558.4)	(208.1)	(97.8)	(70.9)	(343.2)	(270.4)

Unrecognized prior service cost	48.4	50.0	13.5	10.2	—	—
Unrecognized net actuarial (gain) loss	196.2	(100.1)	37.6	17.7	125.5	45.7
Unrecognized net transition (asset) obligation	(1.9)	(3.2)	0.1	0.1	33.5	50.8

Benefit cost at December 31	$(315.7)	$(261.4)	$(46.6)	$(42.9)	$(184.2)	$(173.9)

Amounts recognized in balance sheets

Accrued benefit liability	$(353.0)	$(261.4)	$(89.0)	$(63.3)	$(184.2)	$(173.9)
Intangible asset	32.6	—	13.6	10.3	—	—
Accumulated other comprehensive income (pre-tax)	4.7	—	28.8	10.1	—	—

Net recognized at end of period	$(315.7)	$(261.4)	$(46.6)	$(42.9)	$(184.2)	$(173.9)

(1)               For 2002, the amounts of $43.3 million and $4.5 million include $38.6 million and $.5 million, respectively of voluntary early retirement expenses in accordance with Statement 88, as previously discussed.

The following table provides the weighted average actuarial assumptions.

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(in millions)

Actuarial assumptions:
Discount rate	6.75%	7.50%	7.50%	6.75%	7.50%	7.50%	6.75%	7.50%	7.50%
Rate of future compensation increase	4.00	4.00	4.50	4.00	4.00	4.50	N/A	N/A	N/A
Rate of return on plans’ assets	9.00	9.25	9.00	N/A	N/A	N/A	N/A	3.00	N/A

For measurement purposes, we assumed a seven percent annual rate of increase in the per capita cost of covered health care benefits for 2002.  It was assumed that the rate would decrease gradually to five percent in 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(in millions)

Effect on total of service and interest cost components	$3.4	$(2.9)
Effect on postretirement benefit obligation	44.3	(38.7)

During 2002, eligible Cinergy employees were offered the opportunity to make a one-time election, effective January 1, 2003, to either continue to have their pension benefit determined by the current defined benefit pension formula or to have their benefit determined using a cash balance formula.  Participants in the cash balance plan may request a lump-sum cash payment based upon termination of their employment which may result in increased cash requirements from pension plan assets.

Since 85 percent of eligible employees chose to continue with the traditional pension formula, we do not believe the cash balance features will have a material effect on our financial position or results of operations.

10.       Income Taxes

The following table shows the significant components of Cinergy’s, CG&E’s, and PSI’s net deferred income tax liabilities as of December 31:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2002	2001	2002	2001	2002	2001
	(in millions)

Deferred Income Tax Liability
Property, plant, and equipment	$1,356.5	$1,172.0	$803.1	$708.0	$520.3	$453.2
Unamortized costs of reacquiring debt	13.9	13.4	2.8	3.2	11.0	10.2
Deferred operating expenses and carrying costs	4.4	10.3	—	—	4.4	10.3
Purchased power tracker	11.6	9.7	—	—	11.6	9.7
RTC	213.2	206.0	213.2	206.0	—	—
Net energy risk management assets	8.8	12.2	1.0	8.4	—	—
Amounts due from customers-income taxes	37.4	22.9	20.1	16.0	17.3	6.9
Gasification services agreement buyout costs	89.8	92.3	—	—	89.8	92.3
Other	45.2	48.2	10.9	8.7	1.2	2.3

Total Deferred Income Tax Liability	1,780.8	1,587.0	1,051.1	950.3	655.6	584.9

Deferred Income Tax Asset
Unamortized investment tax credits	42.5	45.9	32.9	36.0	9.6	10.0
Accrued pension and other postretirement benefit costs	196.3	162.4	107.5	96.6	60.1	47.2
Net energy risk management liabilities	—	—	—	—	9.0	5.5
Rural Utilities Service obligation	28.2	28.2	—	—	28.2	28.2
Other	41.9	48.5	28.1	38.4	10.0	7.3

Total Deferred Income Tax Asset	308.9	285.0	168.5	171.0	116.9	98.2

Net Deferred Income Tax Liability	$1,471.9	$1,302.0	$882.6	$779.3	$538.7	$486.7

(1)          The results of Cinergy also include amounts related to non-registrants.

We will file a consolidated federal income tax return for the year ended December 31, 2002.  The current tax liability is allocated among the members of the Cinergy consolidated group, pursuant to a tax sharing agreement filed with the SEC under the PUHCA.

The following table summarizes federal and state income taxes charged (credited) to income for Cinergy, CG&E, and PSI:

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(in millions)

Current Income Taxes
Federal	$13.3	$122.9	$187.3	$50.6	$135.1	$121.5	$71.1	$59.9	$84.4
State	(4.1)	9.3	16.9	0.6	7.6	1.6	9.7	4.6	10.8
Total Current Income Taxes	9.2	132.2	204.2	51.2	142.7	123.1	80.8	64.5	95.2

Deferred Income Taxes
Federal
Depreciation and other property, plant, and equipment-related items(2)	172.2	42.7	26.1	73.6	23.3	19.0	79.6	10.7	7.1
Pension and other benefit costs	(17.4)	(11.8)	(21.3)	(4.7)	(4.2)	(7.5)	(7.4)	(7.6)	(11.5)
Deferred excise taxes	—	14.5	—	—	14.5	—	—	—	—
Unrealized energy risk management transactions	9.0	44.0	10.9	2.2	23.9	5.6	(2.8)	11.6	2.0
Fuel costs	(22.7)	5.7	28.7	8.8	(8.0)	26.7	(31.5)	13.7	2.0
Purchased power tracker	1.5	8.5	—	—	—	—	1.5	8.5	—
Gasification services agreement buyout costs	(2.6)	(2.2)	(0.1)	—	—	—	(2.6)	(2.2)	(0.1)
Other-net	(14.1)	16.1	11.0	8.3	(4.8)	(3.0)	(7.5)	5.3	(1.2)

Total Deferred Federal Income Taxes	125.9	117.5	55.3	88.2	44.7	40.8	29.3	40.0	(1.7)

State	30.4	15.4	1.7	20.8	5.0	1.5	7.8	4.8	(1.4)

Total Deferred Income Taxes	156.3	132.9	57.0	109.0	49.7	42.3	37.1	44.8	(3.1)

Investment Tax Credits-Net	(8.2)	(9.1)	(9.6)	(4.9)	(5.9)	(6.0)	(3.2)	(3.2)	(3.6)

Total Income Taxes	$157.3	$256.0	$251.6	$155.3	$186.5	$159.4	$114.7	$106.1	$88.5

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          The increase in deferred income taxes for depreciation and other property, plant, and equipment-related items includes a change in accounting method for tax purposes related to capitalized costs.

Internal Revenue Code Section 29 provides a tax credit (nonconventional fuel source credit) for qualified fuels produced and sold by a taxpayer to an unrelated person during the taxable year.  The nonconventional fuel source credit reduced current federal income tax expense $41.6 million and $1.1 million for 2002 and 2001, respectively.

Internal Revenue Code Section 45 provides a tax credit for electricity produced from certain renewable resources during the taxable year.  The renewable resource credit reduced current federal income tax expense $4.1 million, $3.2 million, and $2.5 million for 2002, 2001, and 2000, respectively.

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the federal income tax expense reported in the Statements of Income for Cinergy, CG&E, and PSI.

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(in millions)

Statutory federal income tax provision	$184.8	$235.6	$221.3	$139.2	$175.2	$148.1	$109.0	$90.7	$75.1
Increases (reductions) in taxes resulting from:
Amortization of investment tax credits	(8.2)	(9.1)	(9.6)	(4.9)	(5.9)	(6.0)	(3.2)	(3.2)	(3.6)
Depreciation and other property, plant, and equipment-related differences	0.2	3.2	17.7	1.0	2.6	14.0	(0.8)	0.6	3.6
Preferred dividend requirements of subsidiaries	1.2	1.2	1.6	—	—	—	—	—	—
Income tax credits	(45.7)	(4.3)	(2.5)	—	—	—	—	—	—
Foreign tax adjustments	5.0	(1.3)	—	—	—	—	—	—	—
Employee Stock Option Plan dividend	(3.0)	—	—	—	—	—	—	—	—
Other-net	(3.3)	6.0	4.5	(1.4)	2.0	0.2	(7.8)	8.6	4.0

Federal Income Tax Expense	$131.0	$231.3	$233.0	$133.9	$173.9	$156.3	$97.2	$96.7	$79.1

(1)          The results of Cinergy also include amounts related to non-registrants.

The following table shows the significant components of ULH&P’s net deferred income tax liability as of December 31, 2002 and 2001:

	ULH&P
	2002	2001
	(in thousands)
Deferred Income Tax Liability
Property, plant, and equipment	$44,309	$34,218
Unamortized costs of reacquiring debt	652	699
Amounts due from customers-income taxes	2,194	—
Deferred fuel costs	—	—
Other	6,340	4,158

Total Deferred Income Tax Liability	53,495	39,075

Deferred Income Tax Asset
Unamortized investment tax credits	1,309	1,035
Amounts due to customers-income taxes	—	2,524
Deferred fuel costs	1,987	520
Accrued pension and other postretirement benefit costs	4,410	3,947
Other	2,429	2,726

Total Deferred Income Tax Asset	10,135	10,752

Net Deferred Income Tax Liability	$43,360	$28,323

The following table summarizes federal and state income taxes charged (credited) to income for ULH&P:

	ULH&P
	2002	2001	2000
	(in thousands)

Current Income Taxes
Federal	$3,250	$23,109	$5,003
State	5,984	(2,293)	(129)
Total Current Income Taxes	9,234	20,816	4,874

Deferred Income Taxes
Federal
Depreciation and other property, plant, and equipment-related items	2,797	1,042	1,059
Pension and other benefit costs	(309)	(140)	(605)
Fuel costs	(696)	(7,338)	8,564
Unamortized costs of reacquiring debt	(70)	(30)	(30)
Service company allocations	—	192	251
Other-net	1,138	212	(338)

Total Deferred Federal Income Taxes	2,860	(6,062)	8,901

Deferred State Income Taxes	522	(781)	303

Total Deferred Income Taxes	3,382	(6,843)	9,204

Investment Tax Credits-Net	(267)	(274)	(277)

Total Income Taxes	$12,349	$13,699	$13,801

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the federal income tax expense reported in the Statements of Income for ULH&P.

	ULH&P
	2002	2001	2000
	(in thousands)

Statutory federal income tax provision	$6,298	$18,444	$13,391
Increases (reductions) in taxes resulting from:
Amortization of investment tax credits	(267)	(274)	(277)
Depreciation and other property, plant, and equipment- related differences	(387)	23	830
Other-net	199	(1,420)	(317)

Federal Income Tax Expense	$5,843	$16,773	$13,627

11.       Commitments and Contingencies

(a)                                  Construction and Other Commitments

Forecasted construction and other committed expenditures, including capitalized financing costs, for the year 2003 and for the five-year period 2003-2007 (in nominal dollars) are presented in the table below:

	2003	2003-2007
	(in millions)

Cinergy(1)	$759	$3,102
CG&E and subsidiaries	326	1,477
PSI(2)	367	1,369
ULH&P	43	242

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Excludes intercompany purchase of peaking plants from a non-regulated affiliate.

This forecast includes an estimate of expenditures in accordance with the companies’ plans regarding nitrogen oxide (NOX) emission control standards and other environmental compliance (excluding implementation of the tentative U.S. Environmental Protection Agency (EPA) Agreement), as discussed below.

(b)                                  Guarantees

In the ordinary course of business, Cinergy enters into various agreements providing financial or performance assurances to third parties on behalf of certain unconsolidated subsidiaries and joint ventures.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these entities on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish their intended commercial purposes.  The guarantees have various termination dates, from short-term (less than one year) to open-ended.

In many cases, the maximum potential amount of an outstanding guarantee is an express term, set forth in the guarantee agreement, representing the maximum potential obligation of Cinergy under that guarantee (excluding, at times, certain legal fees to which a guaranty beneficiary may be entitled).  In those cases where there is no maximum potential amount expressly set forth in the guarantee agreement, we calculate the maximum potential amount by considering the terms of the guaranteed transactions, to the extent such amount is estimable.

Cinergy has guaranteed the payment of $33 million as of December 31, 2002, for unconsolidated subsidiaries’ debt and for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program (see Note 2(d) for further information).  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by the unconsolidated subsidiary or an unexcused breach of guaranteed payment obligations by certain directors, officers, and key employees.  The majority of these guarantees expire in three years.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operations and maintenance agreements and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential amount to be $133 million under these guarantees as of December 31, 2002.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, generally 15 to 20 years.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential amount is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs.  Cinergy has estimated the maximum potential amount, where estimable, to be $131 million under these indemnification provisions and considers the likelihood of making any material payments under these provisions to be remote.  The termination period for the majority of matters covered under indemnification provisions in purchase and sale agreements generally ranges from two to seven years.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

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

(i)                                  NOX State Implementation Plan (SIP) Call

In October 1998, the EPA finalized its ozone transport rule, also known as the NOX SIP Call.  It applied to 22 states in the eastern half of the U.S., including the three states in which our electric utilities operate, and proposed a model NOX emission allowance trading program.  This rule recommended that states reduce NOX emissions primarily from industrial and utility sources to a certain level by May 2003.

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

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively.  On November 8, 2001, the EPA approved Indiana’s SIP rules, which became effective December 10, 2001.  On April 11, 2002, the EPA proposed direct final approval of Kentucky’s rules and they became effective on June 10, 2002.  The state of Ohio completed its NOX SIP rules in response to the NOX SIP Call on July 8, 2002, with an effective date of July 18, 2002.  On January 16, 2003, the EPA proposed a direct final rule to approve Ohio’s SIP.  The rule will be effective March 17, 2003, assuming no adverse comments are received.  Cinergy’s current plans for compliance with the EPA’s NOX SIP Call would also satisfy compliance with Indiana’s, Kentucky’s, and Ohio’s SIP rules.

On September 25, 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions.  This plan includes the following:

•                  complete installation of 9 selective catalytic reduction units at several different generating stations;

•                  install other pollution control technologies, including new computerized combustion controls, at all generating stations;

•                  make combustion improvements; and

•                  utilize the NOX allowance market to buy or sell NOX allowances as appropriate.

The current estimate for additional expenditures for this investment is approximately $275 million and is in addition to the $578 million already incurred to comply with this program.

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

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions.  This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003.  In May 2001, the Court of Appeals substantially upheld a challenge to the Section 126 requirements, and remanded portions of the rule to the EPA for reconsideration of how growth was factored into the emission limitations.  On August 24, 2001, the Court of Appeals temporarily suspended the Section 126 compliance deadline, pending the EPA’s reconsideration of growth factors.  On May 1, 2002, the EPA issued a final rule extending the Section 126 rule compliance deadline to May 31, 2004, thus harmonizing the deadline with that for the NOX SIP Call.

The Section 126 rule will not apply, however, in states with approved SIPs under the NOX SIP Call, which include the states of Indiana and Kentucky.  In addition, the EPA has issued a direct final rule approving Ohio’s SIP.  As a result of these actions, we anticipate that the Section 126 rule will not affect any of our facilities.

(iii)                          State Ozone Plans

On November 15, 1999, the states of Indiana and Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their attainment demonstration on how they intend to bring the Greater Louisville Area (including Floyd and Clark Counties in Indiana) into attainment with the one-hour ozone standard.  The Greater Louisville Area has since attained the one-hour ozone standard, and on October 23, 2001, the EPA re-designated the area as being in attainment with that standard.  Previous SIP amendments called for, among other things, statewide NOX reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA’s NOX SIP Call.  In lieu of continuing rulemakings for NOX emission reductions under this demonstration, the states completed more stringent NOX emission reduction regulations in response to the NOX SIP Call.

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

On November 3, 1999, the United States sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts (District Court).  The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and New Source Performance Standards requirements.  The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at CG&E’s W.C. Beckjord Generating Station (Beckjord Station) and at PSI’s Cayuga Generating Station, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  Since that time, two amendments to the complaint have been filed by the United States, alleging additional violations of the CAA, including allegations involving different generating units.  In addition, three northeast states and two environmental groups have intervened in the case.

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the parties in the litigation for a negotiated resolution of the CAA claims in the litigation.  See (f) below for a discussion of the tentative EPA Agreement.

On October 4, 2002, the Indiana District Court issued a Revised Case Management Plan in Cinergy’s case that sets forth the dates by which various events in the litigation, such as discovery and the filing of dispositive motions, must be completed.  Consistent with the plan, on October 9, 2002, the Indiana District Court set the case for trial by jury commencing on October 4, 2004.

At this time, it is not possible to predict whether a final agreement implementing the agreement in principle can be reached.  The parties continue to negotiate.  If the settlement is not completed, we intend to defend against the allegations vigorously in court.  In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail upon their claims or whether resolution of these matters would have a material effect on our financial position or results of operations.

(e)                                  Beckjord Station NOV

On November 30, 1999, the EPA filed an NOV against Cinergy and CG&E, alleging that emissions of particulate matter at the Beckjord Station exceeded the allowable limit.  The allegations contained in this NOV were incorporated within the March 1, 2000 amended complaint, as discussed in (d) above.  On June 22, 2000, the EPA issued an NOV and a finding of violation (FOV) alleging additional particulate emission violations at Beckjord Station.  The NOV/FOV indicated the EPA may issue an administrative compliance order, issue an administrative penalty order, or bring a civil or criminal action.

See (f) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.

(f)                                    EPA Agreement

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the United States, three northeast states, and two environmental groups for a negotiated resolution of CAA claims and other related matters brought against coal-fired power plants owned and operated by Cinergy’s operating subsidiaries.  The complete resolution of these issues is contingent upon establishing a final agreement with the EPA and other parties.  If a final agreement is reached with these parties, it would resolve past claims of alleged NSR violations as well as the Beckjord Station NOVs/FOV discussed previously under (d) and (e).

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

The estimated cost for these capital expenditures is expected to be approximately $700 million through 2013. These capital expenditures are in addition to our previously announced commitment to install NOX controls as discussed in (c) above, but does include capital costs that Cinergy would expect to spend regardless of the settlement due to new environmental requirements expected in the second half of this decade.

Cinergy, CG&E, and PSI have accrued costs related to certain aspects of the tentative agreement.  In reaching the tentative agreement, we did not admit any wrongdoing and remain free to continue our current maintenance practices, as well as implement future projects for improved reliability.

At this time, it is not possible to predict whether a final agreement implementing the agreement in principle can be reached.  The parties continue to negotiate.  If the settlement is not completed, we intend to defend against the allegations, discussed in (d) and (e) above, vigorously in court.  In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail upon their claims or whether resolution of these matters would have a material effect on our financial position or results of operations.

(g)                                 Manufactured Gas Plant (MGP) Sites

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

IGC and NIPSCO have both made claims against PSI alleging that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites.  In August 1997, NIPSCO filed suit against PSI in federal court, claiming recovery (pursuant to CERCLA) of NIPSCO’s past and future costs of investigating and remediating MGP-related contamination at the Goshen, Indiana MGP site.

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

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM.  In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.  The lawsuit was moved to the Hendricks County Superior Court (Superior Court) in July 1998.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI has appealed certain adverse rulings to the Indiana Court of Appeals.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals to the Indiana Court of Appeals.

PSI and CG&E, including its utility subsidiaries, have accrued costs for the sites related to investigation, remediation, and groundwater monitoring to the extent such costs are probable and can be reasonably estimated.  PSI and CG&E, including its utility subsidiaries, do not believe they can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study is performed.  To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation.  Therefore, PSI and CG&E, including its utility subsidiaries, currently cannot determine the total costs that may be incurred in connection with remediation of all sites, to the extent that remediation is required.  Until investigation and remediation activities have been completed on these sites, and the extent of insurance coverage for these costs, if any, is determined, we are unable to reasonably estimate the total costs and impact on our financial position or results of operations.

(h)                                 Asbestos Claims Litigation

CG&E and PSI have been named in lawsuits related to Asbestos at their electric generating stations.  In these lawsuits, plaintiffs claim to have been exposed to Asbestos containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any Asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

One specific case filed against PSI has been tried to verdict.  Following a 10 week trial of the case entitled William Lee Roberts, Jr. and Beverly Roberts v. AC&S, Inc., et al., PSI Energy, Inc., Marion Superior Court 2, on May 24, 2002, the jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and for PSI on punitive damages.  PSI is appealing the judgment in this case.  The total damages were immaterial to PSI’s financial position and results of operations.  However, future verdicts in any of the pending lawsuits could be material.  At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

(i)                                    Gas Customer Choice

In January 2000, Investments sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative).  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.

Subsequently, these class action suits were amended and consolidated into one suit.  CG&E has been dismissed as a defendant in the consolidated suit.  In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and Resources.  This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources.  This lawsuit is pending in the Licking County Common Pleas Court.  Trial is anticipated to occur in late 2003 or early 2004.  In October 2001, Cinergy, CG&E, and Investments initiated litigation against the Energy Cooperative requesting indemnification by the Energy Cooperative for the claims asserted by former customers in the class action litigation.  This customer litigation is pending in the Hamilton County Common Pleas Court.  A trial date has not been set.  We intend to vigorously defend these lawsuits.  At the present time, we cannot predict the outcome of these suits.

(j)                                    PSI Fuel Adjustment Charge

PSI defers fuel costs that are recoverable in future periods subject to IURC approval under a fuel recovery mechanism.  In June 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs.  On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision.  In August 2001, the IURC indicated that it would reconsider its decision.  In August 2002, the IURC issued its final ruling allowing PSI to fully recover the $14 million.

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under billed deferred fuel costs incurred from March 2001 through May 2001.  The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket.  The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under billed deferred fuel costs.  A hearing was held in July 2002, and we anticipate a decision in the first quarter of 2003.

(k)                                PSI Retail Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI’s proposed increase reflects an average increase of approximately 16 to 19 percent over PSI’s current retail electric rates.  If approved by regulators, PSI estimates the rate request will become effective in early 2004.  PSI plans to file initial testimony in this case in March 2003.  An IURC decision is expected in the first quarter of 2004.

(l)                                    Construction Work in Progress (CWIP) Ratemaking Treatment for NOX Equipment

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

Initially this rate adjustment will result in approximately a one percent increase in customer rates.  Under the IURC’s CWIP rules, PSI may update its CWIP tracker at six-month intervals.  The IURC’s July order also authorized PSI to defer, for subsequent recovery, post-in-service depreciation and to continue the accrual for AFUDC.  Pursuant to Statement of Financial Accounting Standards No. 92, Regulated Enterprises-Accounting for Phase-in Plans, the equity component of AFUDC will not be deferred for financial reporting.

In October 2002, PSI filed its first six-month CWIP tracker update with the IURC requesting approximately $11 million of additional revenue associated with investments made January 1, 2002, through June 30, 2002, for NOX emission reduction equipment.  The IURC authorized the recovery of these incremental expenditures in an order issued on January 29, 2003.  The cumulative annual revenue to be recovered under this tracker is $28 million.

(m)                              Purchased Power Tracker

In May 1999, PSI filed a petition with the IURC seeking approval of a Tracker.  This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

A hearing was held before the IURC in February 2001, to determine whether it was appropriate for PSI to continue the Tracker for future periods.  In April 2001, a favorable order was received extending the Tracker for two years, through the summer of 2002.  PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s next general rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held on January 16, 2003.  We cannot predict the outcome of this proceeding at this time.

In June 2002, PSI also filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs.  A hearing on this matter is scheduled for the first quarter of 2003.

(n)                                 CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over the next 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, to be effective on May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  The

PUCO’s order was not appealed.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism by approximately $8 million or 2.4 percent.  The PUCO is investigating the application and CG&E expects that the increase will become effective in May 2003.

(o)                                  ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over the next 10 years.  A hearing on this matter was held in November 2001 and an order was issued in January 2002.  In the order, the KPSC authorized a base rate increase of $2.7 million, or 2.8 percent overall, to be effective on January 31, 2002.  In addition, the KPSC authorized ULH&P to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program for an initial period of three years, with the possibility of renewal for the full 10 years.  Per the terms of the order, the tracking mechanism will be set annually.  The first filing was made in March 2002 and was approved by the KPSC in an order issued in August 2002.  ULH&P filed an application for a certificate for public convenience and necessity with the KPSC in November 2002, to do cast iron and bare steel main replacement work in 2003 at an estimated cost of $14.1 million.  The Kentucky Attorney General (Attorney General) has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court (Court) and has also appealed the KPSC’s August 2002 order approving the new tracking mechanism rates.  The KPSC’s August 2002 order requires ULH&P to maintain records of the revenues collected under the tracking mechanism to enable ULH&P to refund such revenues, in case the Attorney General’s appeal is upheld and the KPSC orders a refund.  Amounts collected to date under this tracking mechanism are not material.  ULH&P filed an application for rehearing with the KPSC in September 2002, in which ULH&P requested that the KPSC eliminate this requirement.  In October 2002, the KPSC issued an order granting ULH&P’s application for rehearing in part.  The KPSC’s order clarified that ULH&P must maintain its records of the revenues collected under the tracking mechanism in case a refund is ordered at a later date; however, the KPSC’s order stated that it will not address the issue of whether to order a refund unless the Court rules that the KPSC lacked the requisite authority to approve the tracking mechanism.  As a result, ULH&P will not record these revenues as subject to refund unless the Court so rules.  At the present time, ULH&P cannot predict the outcome of this litigation.

(p)                                  Contract Disputes

Cinergy, through a subsidiary of Investments, is currently involved in negotiations to resolve a customer billing dispute.  The primary issue of contention between the parties relates to the determinants used in calculating the monthly charge billed for electricity.  Cinergy has reserved for a portion of the amount billed based on our current estimate of net realizable value.

Cinergy, through a subsidiary of Capital & Trading, is involved in a billing dispute with respect to billings for the supply of wholesale natural gas to a customer.  This dispute, if not satisfactorily resolved by the parties, is subject to arbitration.  Cinergy has reserved for a portion of the amount billed based on the current estimate of net realizable value.

Although we cannot predict the outcome of these matters, we believe the ultimate impact on Cinergy’s financial position and results of operations, beyond amounts reserved, will not be material.

12. Jointly-Owned Plant

CG&E, CSP, and DP&L jointly own electric generating units and related transmission facilities.  PSI is a joint-owner of Gibson Station Unit No. 5 with Wabash Valley Power Association, Inc. (WVPA), and Indiana Municipal Power Agency (IMPA).  Additionally, PSI is a joint-owner with WVPA and IMPA of certain transmission property and local facilities.  These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by PSI.  The Statements of Income reflect CG&E’s and PSI’s portions of all operating costs associated with the jointly-owned facilities.

As of December 31, 2002, CG&E’s and PSI’s investments in jointly-owned plant or facilities were as follows:

(in millions)

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
CG&E
Production:
Miami Fort Station (Units 7 and 8)	64.00%	$288	$135	$34
Beckjord Station (Unit 6)	37.50	46	30	—
Stuart Station(1)	39.00	298	157	67
Conesville Station (Unit 4)(1)	40.00	77	48	—
Zimmer Station	46.50	1,239	402	23
East Bend Station	69.00	398	200	—
Killen Station(1)	33.00	187	110	17
Transmission	Various	85	38	—

PSI
Production:
Gibson Station (Unit 5)	50.05	215	119	14
Transmission and local facilities	94.37	2	1	—

(1)               Station is not operated by CG&E.

13. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per share amounts)

Cinergy(1)

2002

Results of Operations:
Operating Revenues(2)	$2,192	$2,471	$3,880	$3,417	$11,960
Operating Income	213	137	239	215	804

Income before discontinued operations and cumulative effect of a change in accounting principle	96	45	131	125	397
Discontinued operations, net of tax(3)	—	—	—	(25)	(25)
Cumulative effect of a change in accounting principle, net of tax(4)	(11)	—	—	—	(11)
Net Income	$85	$45	$131	$100	$361

Per Share Data:
EPS
Income before discontinued operations and cumulative effect of a change in accounting principle	0.58	0.27	0.78	0.74	2.37
Discontinued operations, net of tax(3)	—	—	—	(0.15)	(0.15)
Cumulative effect of a change in accounting principle, net of tax(4)	(0.06)	—	—	—	(0.06)
Net Income	$0.52	$0.27	$0.78	$0.59	$2.16
EPS - assuming dilution
Income before discontinued operations and cumulative effect of a change in accounting principle	0.58	0.26	0.77	0.73	2.34
Discontinued operations, net of tax(3)	—	—	—	(0.15)	(0.15)
Cumulative effect of a change in accounting principle, net of tax(4)	(0.06)	—	—	—	(0.06)
Net Income	$0.52	$0.26	$0.77	$0.58	$2.13

2001

Results of Operations:
Operating Revenues(2)	$3,715	$3,654	$3,340	$2,288	$12,997
Operating Income	249	178	278	239	944

Income before discontinued operations	121	82	130	126	459
Discontinued operations, net of tax(3)	(1)	1	(2)	(15)	(17)
Net Income	$120	$83	$128	$111	$442

Per Share Data:
EPS
Income before discontinued operations	0.76	0.50	0.82	0.80	2.88
Discontinued operations, net of tax(3)	—	0.01	(0.01)	(0.10)	(0.10)
Net Income	$0.76	$0.51	$0.81	$0.70	$2.78
EPS - assuming dilution
Income before discontinued operations	0.75	0.50	0.81	0.79	2.85
Discontinued operations, net of tax(3)	—	0.01	(0.01)	(0.10)	(0.10)
Net Income	$0.75	$0.51	$0.80	$0.69	$2.75

CG&E and subsidiaries

2002

Results of Operations:
Operating Revenues(2)	$815	$922	$1,789	$1,425	$4,951
Operating Income	155	101	135	114	505
Net Income	78	53	72	61	264

2001

Results of Operations:
Operating Revenues(2)	$1,267	$1,282	$1,329	$874	$4,752
Operating Income	154	98	166	194	612
Net Income	82	49	89	107	327

PSI

2002

Results of Operations:
Operating Revenues(2)	$630	$467	$777	$485	$2,359
Operating Income	74	52	120	136	382
Net Income	38	30	68	78	214

2001

Results of Operations:
Operating Revenues(2)	$925	$1,189	$1,267	$727	$4,108
Operating Income	85	66	110	69	330
Net Income	41	34	57	30	162

(1)                                  The results of Cinergy also include amounts related to non-registrants.

(2)                                  EITF 02-3 will require that all gains and losses on energy trading derivatives be presented on a net basis beginning January 1, 2003.  This will result in substantial reductions in reported Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense.  However, Operating Income and Net Income will not be affected by this change.  For further information on EITF 02-3 see Note 1(q)(i).

(3)                                  See Note 15 for further explanation.

(4)                                  Upon implementation of Statement 142, Cinergy recognized a non-cash impairment charge of $11 million, net of tax, for goodwill related to certain international assets.  See Note 14 for further information.

14. Effects of a Change in Accounting Principle

Cinergy finalized its transition goodwill impairment test, as required by Statement 142, in the fourth quarter of 2002 and recognized a non-cash impairment charge of $11 million (net of tax) for goodwill related to certain of our international assets.  This amount is reflected in Cinergy Corp.’s Statements of Income as a Cumulative effect of a change in accounting principle.  While Statement 142 did not require the initial transition impairment test to be completed until December 31, 2002, it does require any transition impairment charge to be reflected as of January 1, 2002.  The condensed financial results below revise previously reported results of Cinergy Corp. as filed in the Form 10-Q for the quarter ended March 31, 2002, to reflect the impairment charge as of January 1, 2002.

	Year to Date March 31, 2002
	Net Income	EPS(1)
	(in millions, except for EPS)
	(unaudited)
Reported results	$96	$0.58
Cumulative effect of a change in accounting principle	(11)	(0.06)
Revised results	$85	$0.52

(1)                                  Represents EPS and EPS - assuming dilution.

15. Monetization of Non-Core Investments

During 2002, Cinergy began taking steps to monetize certain non-core investments, including renewable and international investments within the Energy Merchant business unit.   During the second half of the year, Cinergy either sold or initiated plans to dispose of generation and electric and gas distribution operations in the Czech Republic, Estonia, and South Africa.  Cinergy also sold investments, which were accounted for under the equity method, in renewable investments located in Spain and California.  In total, Cinergy disposed of approximately $125 million of investments at a net loss of $7 million in 2002.  Included in this net loss were cumulative foreign currency translation losses of approximately $4 million.

GAAP requires different accounting treatment for investment disposals involving entities which are consolidated and entities which are accounted for under the equity method.  The consolidated entities have been presented as Discontinued operations, net of tax in Cinergy’s accompanying financial statements, and prior year financial statements have been reclassified to account for these entities as such.  The disposal of the entities accounted for using the equity method are not allowed to be presented as discontinued operations.  A gain of approximately $17 million on the sale of these entities is included in Miscellaneous-Net in Cinergy’s Statements of Income.

The table below reflects the assets and liabilities of the investments accounted for as discontinued operations as of December 31, 2002 and 2001, and the results of operations and the loss on disposal for the years then ended.

	December 31
	2002	2001
	(in millions)

Revenues(1)	$30	$38

Loss on Discontinued Operations
Loss on operations	$1	$17
Loss on disposal(2)	24	—

Total Loss on Discontinued Operations	$25	$17

Assets
Current assets	$—	$8
Property, plant, and equipment-net	—	45
Other assets	1	9

Total Assets	$1	$62

Liabilities
Current liabilities	$2	$16

Total Liabilities	$2	$16

(1)                                  Presented for informational purposes only.  All results of operations are reported net in our Statements of Income.

(2)                                  Approximately $17 million of this amount represents a write-down to fair value, less cost to sell, on assets classified as held for sale.  The remainder represents actual losses on completed sales.  Included in the loss on disposal are cumulative foreign currency translation losses of approximately $4 million.

The losses included in discontinued operations primarily pertain to two investments.  In one case, the primary customer of a combined heat and power plant filed for bankruptcy resulting in a significant reduction in future expected revenues from the investment.  In the second case, the retail market of a gas distribution business did not develop as expected, and we have elected to exit the business rather than invest the additional capital which would be required to reach a sustainable level of market penetration.

16.       Financial Information by Business Segment

We conduct operations through our subsidiaries and manage through the following three business units:

•                  Energy Merchant;

•                  Regulated Businesses; and

•                  Power Technology.

The following section describes the activities of our business units as of December 31, 2002.

Energy Merchant manages wholesale generation and energy marketing and trading of energy commodities.  Energy Merchant operates and maintains our regulated and non-regulated electric generating plants, including some of our jointly-owned plants.  Energy Merchant is also responsible for our international operations and performs the following activities:

•                  energy risk management;

•                  proprietary arbitrage activities; and

•                  customized energy solutions.

Regulated Businesses consists of PSI’s regulated, integrated utility operations, and Cinergy’s other regulated electric and gas transmission and distribution systems.  Regulated Businesses plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers.  Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy’s transmission system.

Power Technology primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related businesses.  This is accomplished through various subsidiaries and joint ventures.  Power Technology also manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary.  Ventures invests in emerging energy technologies that can benefit future Cinergy business development activities.

Following are the financial results by business unit.  Certain amounts for prior years have been restated to reflect segment restructuring, which includes the consolidation of all of our international operations into Energy Merchant.  This restructuring became effective January 1, 2002.

Financial results by business unit for the years ended December 31, 2002, 2001, and 2000, are as indicated below:

Business Units

	2002
	Cinergy Business Units
	Energy Merchant	Regulated Businesses	Power Technology	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues -
External customers(3)	$9,283	$2,640	$37	$11,960	$—	$—	$11,960
Intersegment revenues(4)	160	—	—	160	—	(160)	—
Cost of sales -
Fuel and purchased and exchanged power	4,054	458	—	4,512	—	—	4,512
Gas purchased	4,436	233	—	4,669	—	—	4,669
Depreciation(5)	158	249	7	414	—	—	414
Equity in earnings (losses) of unconsolidated subsidiaries	20	5	(10)	15	—	—	15
Interest(6)	103	133	14	250	—	—	250
Income taxes	21 (7)	151	(15)	157	—	—	157
Discontinued operations, net of tax(8)	(25)	—	—	(25)	—	—	(25)
Cumulative effect of a change in accounting principle, net of tax(9)	(11)	—	—	(11)	—	—	(11)
Segment profit (loss)(10)	126	270	(35)	361	—	—	361
Total segment assets	5,703	7,284	227	13,214	93	—	13,307
Investments in unconsolidated subsidiaries	337	10	70	417	—	—	417
Total expenditures for long-lived assets	188	681	1	870	—	—	870

(1)	The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.
(2)	The Reconciling Eliminations category eliminates the intersegment revenues and expenses of Energy Merchant.
(3)	The decrease in 2002, as compared to 2001, is primarily due to the decrease in the average price realized on wholesale commodity transactions.
(4)	In connection with deregulation in Ohio, beginning in 2001, certain revenues, which were previously recorded through intersegment transfer pricing, are now directly recorded to the business segment.
(5)	The components of Depreciation include depreciation of fixed assets and amortization of intangible assets.
(6)	Interest income is deemed immaterial.
(7)	The decrease in 2002, as compared to 2001, in part reflects the effect of tax credits associated with production of synthetic fuel beginning in July 2002.
(8)	For further information, see Note 15.
(9)

Upon implementation of Statement 142, Cinergy recognized a non-cash impairment charge of $11 million, net of tax, for goodwill related to certain international assets.  See Note 14 for further information.

(10)	Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.

	2001
	Cinergy Business Units
	Energy Merchant	Regulated Businesses	Power Technology	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues -
External customers(3)	$10,245	$2,703	$49	$12,997	$—	$—	$12,997
Intersegment revenues(4)	144	—	—	144	—	(144)	—
Cost of sales -
Fuel and purchased and exchanged power	5,537	469	—	6,006	—	—	6,006
Gas purchased	4,035	397	—	4,432	—	—	4,432
Depreciation(5)	135	236	3	374	—	—	374
Equity in earnings (losses) of unconsolidated subsidiaries	9	—	(8)	1	—	—	1
Interest(6)	110	142	14	266	—	—	266
Income taxes	96	169	(9)	256	—	—	256
Discontinued operations, net of tax(7)	(17)	—	—	(17)	—	—	(17)
Segment profit (loss)(8)	195	266	(19)	442	—	—	442
Total segment assets	4,957	7,084	213	12,254	46	—	12,300
Investments in unconsolidated subsidiaries	256	—	76	332	—	—	332
Total expenditures for long-lived assets	764	633	—	1,397	—	—	1,397

(1)                                  The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

(2)                                  The Reconciling Eliminations category eliminates the intersegment revenues and expenses of Energy Merchant.

(3)                                  The increase in 2001, as compared to 2000, is primarily due to the increase in volumes and average price realized on wholesale commodity transactions.

(4)                                  In connection with deregulation in Ohio, beginning in 2001, certain revenues, which were previously recorded through intersegment transfer pricing, are now directly recorded to the business segment.

(5)                                  The components of Depreciation include depreciation of fixed assets and amortization of intangible assets.

(6)                                  Interest income is deemed immaterial.

(7)                                  For further information, see Note 15.

(8)                                  Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.

	2000
	Cinergy Business Units
	Energy Merchant	Regulated Businesses	Power Technology	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues -
External customers	$4,974	$3,347	$76	$8,397	$—	$—	$8,397
Intersegment revenues	1,021	—	—	1,021	—	(1,021)	—
Cost of sales -
Fuel and purchased and exchanged power	2,725	414	—	3,139	—	—	3,139
Gas purchased	2,402	267	6	2,675	—	—	2,675
Depreciation(3)	119	220	3	342	—	—	342
Equity in earnings (losses) of unconsolidated subsidiaries	7	—	(1)	6	—	—	6
Interest(4)	82	133	9	224	—	—	224
Income taxes	93	166	(7)	252	—	—	252
Discontinued operations, net of tax(5)	(1)	—	—	(1)	—	—	(1)
Segment profit (loss)(6)	157	255	(13)	399	—	—	399
Total segment assets	5,995	6,116	177	12,288	42	—	12,330
Investments in unconsolidated subsidiaries	488	—	52	540	—	—	540
Total expenditures for long-lived assets	138	397	—	535	3	—	538

(1)                                  The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

(2)                                  The Reconciling Eliminations category eliminates the intersegment revenues and expenses of Energy Merchant.

(3)                                  The components of Depreciation include depreciation of fixed assets and amortization of intangible assets.

(4)                                  Interest income is deemed immaterial.

(5)                                  For further information, see Note 15.

(6)                                  Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.

Products and Services

(in millions)

	Revenues
	Utility			Energy Marketing and Trading
Year	Electric	Gas	Total	Electric	Gas	Total	Other	Consolidated
2002	$2,197	$436	$2,633	$4,715	$4,481	$9,196	$131	$11,960
2001	2,101	595	2,696	6,154	4,068	10,222	79	12,997
2000	2,851	497	3,348	2,508	2,445	4,953	96	8,397

Geographic Areas

Revenues

(in millions)

Year	Domestic	International	Consolidated
2002	$11,846	$114	$11,960
2001	12,860	137	12,997
2000	8,337	60	8,397

Long-Lived Assets

(in millions)

Year	Domestic	International	Consolidated
2002	$10,276	$393	$10,669
2001	9,682	428	10,110
2000	8,267	290	8,557

17. Earnings Per Common Share

A reconciliation of EPS to EPS - assuming dilution is presented below:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Year ended December 31, 2002
EPS:
Income before discontinued operations and cumulative effect of a change in accounting principle	$396,903		$2.37
Discontinued operations, net of tax	(25,428)		(0.15)
Cumulative effect of a change in accounting principle, net of tax	(10,899)		(0.06)
Net income	$360,576	167,047	$2.16

Effect of dilutive securities:
Common stock options		899
Employee Stock Purchase and Savings Plan		3
Directors’ compensation plans		169
Contingently issuable common stock		934

EPS - assuming dilution:
Net income plus assumed conversions	$360,576	169,052	$2.13

Year ended December 31, 2001
EPS:
Income before discontinued operations and cumulative effect of a change in accounting principle	$458,826		$2.88
Discontinued operations, net of tax	(16,547)		(0.10)
Net income	$442,279	159,110	$2.78

Effect of dilutive securities:
Common stock options		975
Directors’ compensation plans		152
Contingently issuable common stock		810

EPS - assuming dilution:
Net income plus assumed conversions	$442,279	161,047	$2.75

Year ended December 31, 2000
EPS:
Income before discontinued operations and cumulative effect of a change in accounting principle	$400,535		$2.52
Discontinued operations, net of tax	(1,069)		(0.01)
Net income	$399,466	158,938	$2.51

Effect of dilutive securities:
Common stock options		491
Directors’ compensation plans		177
Contingently issuable common stock		262

EPS - assuming dilution:
Net income plus assumed conversions	$399,466	159,868	$2.50

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period.  For the years 2002, 2001, and 2000, approximately 3 million, 2.1 million, and 1.9 million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for the years ended December 31, 2002 and 2001, are up to 10.8 million shares issuable pursuant to the stock purchase contracts associated with the preferred trust securities issued by Cinergy Corp. in December 2001.  These stock purchase contracts would impact EPS - assuming dilution only to the extent that Cinergy’s average stock price were to exceed $34.40 per share, which is the maximum price payable by the holders of the stock purchase contracts, during any period for which earnings per share are presented.  As discussed in Note 2(e), the number of shares issued pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

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

•                  CG&E will provide $4 million from 2001 to 2005 in support of energy efficiency and weatherization services for low income customers;

•                  CG&E will provide shopping credits to switching customers;

•                  The creation of a RTC designed to recover CG&E’s regulatory assets and other transition costs over a ten-year period;

•                  Authority for CG&E to transfer its generation assets to one or more, non-regulated affiliates to provide flexibility to manage its generation asset portfolio in a manner that enhances opportunities in a competitive marketplace;

•                  Authority for CG&E to apply the proceeds of transition cost recovery to costs incurred during the transition period, including implementation costs and purchased power costs that may be incurred by CG&E to maintain an operating reserve margin sufficient to provide reliable service to its customers;

•                  Authority for CG&E to adjust the amortization of its regulatory assets and other transition costs to reflect the effects of any shopping incentives provided to customers; and

•                  CG&E will provide standard offer default supplier service (i.e., CG&E will be the supplier of last resort, so that no customer will be without an electric supplier).

Subsequent to the PUCO’s approval of CG&E’s stipulation agreement, two parties filed applications for rehearing with the PUCO.  In October 2000, the PUCO denied these applications.  One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case.  In April 2002, the Ohio Supreme Court affirmed the PUCO’s stipulated agreement with CG&E with respect to implementing electric customer choice.  The Ohio Supreme Court ruling leaves CG&E’s transition plan entirely intact.

Under CG&E’s transition plan, retail customers continue to receive transportation services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than CG&E’s electric generation costs in order to stimulate the development of the competitive retail electric service market.

CG&E recovers its regulatory assets and other transition costs through a RTC paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference in the shopping credits provided to customers and the wholesale revenues from switched generation.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of CG&E’s electric sales, prices in the wholesale power markets, and the amount of customers switching to other electric suppliers.

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively-bid generation service option required by the Electric Restructuring Bill.  As of December 31, 2002, more than 20 percent of the load in each of CG&E’s non-residential customer classes has switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for non-residential customers at this time.  CG&E is unable to predict the outcome of this proceeding.

In its transition plan, CG&E proposed to transfer its generating stations and their related assets and obligations to an Exempt Wholesale Generator (EWG) affiliate, subject to receipt of FERC, SEC, and applicable third-party approvals and consents.

To facilitate this transfer, the generation assets of CG&E, as of August 2000, were released from the first mortgage indenture lien allowing them to move unencumbered to the EWG affiliate.  Generation assets added after August 2000 remain subject to the lien of CG&E’s first mortgage bond indenture and would require release at some future date prior to being transferred.  A FERC order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  FERC has also authorized the transfer of the CG&E generating assets to a non-regulated affiliate.  However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E’s generation assets to an EWG affiliate, and therefore Cinergy does not plan to transfer CG&E’s generation assets to a non-regulated affiliate in the foreseeable future.

19. Comprehensive Income

The elements of Comprehensive income and their related tax effects for the years ended December 31, 2002, 2001, and 2000 are as follows:

	Comprehensive Income
	2002			2001			2000
	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
				(dollars in thousands)
Cinergy(1)
Net income	$518,840	$(158,264)	$360,576	$697,785	$(255,506)	$442,279	$651,023	$(251,557)	$399,466

Other comprehensive income (loss)
Foreign currency translation adjustment	35,574	(14,034)	21,540	4,996	(3,355)	1,641	721	1,353	2,074
Reclassification adjustments	4,377	—	4,377	—	—	—	—	—	—
Total foreign currency translation adjustment	39,951	(14,034)	25,917	4,996	(3,355)	1,641	721	1,353	2,074
Minimum pension liability adjustment	(23,031)	9,268	(13,763)	(2,636)	1,081	(1,555)	(1,852)	753	(1,099)
Unrealized gain (loss) on investment trusts	(8,637)	3,360	(5,277)	(1,345)	504	(841)	(2,778)	649	(2,129)
Cumulative effect of change in accounting principle	—	—	—	(4,026)	1,526	(2,500)	—	—	—
Cash flow hedges	(32,663)	12,915	(19,748)	(4,477)	1,698	(2,779)	—	—	—
Total other comprehensive income (loss)	(24,380)	11,509	(12,871)	(7,488)	1,454	(6,034)	(3,909)	2,755	(1,154)

Total comprehensive income	$494,460	$(146,755)	$347,705	$690,297	$(254,052)	$436,245	$647,114	$(248,802)	$398,312

CG&E
Net income	$419,037	$(155,341)	$263,696	$513,181	$(186,527)	$326,654	$426,218	$(159,398)	$266,820

Other comprehensive income (loss)
Minimum pension liability adjustment	(1,423)	551	(872)	106	28	134	(43)	15	(28)
Unrealized gain (loss) on investment trusts	(745)	283	(462)	743	(282)	461	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(4,026)	1,526	(2,500)	—	—	—
Cash flow hedges	(30,960)	12,226	(18,734)	(4,477)	1,698	(2,779)	—	—	—
Total other comprehensive income (loss)	(33,128)	13,060	(20,068)	(7,654)	2,970	(4,684)	(43)	15	(28)

Total comprehensive income	$385,909	$(142,281)	$243,628	$505,527	$(183,557)	$321,970	$426,175	$(159,383)	$266,792

PSI
Net income	$328,958	$(114,709)	$214,249	$268,419	$(106,086)	$162,333	$223,945	$(88,547)	$135,398

Other comprehensive income (loss)
Minimum pension liability adjustment	(3,534)	1,396	(2,138)	(76)	27	(49)	(76)	29	(47)
Unrealized gain (loss) on investment trusts	(7,179)	2,793	(4,386)	(1,537)	511	(1,026)	(2,419)	555	(1,864)
Total other comprehensive income (loss)	(10,713)	4,189	(6,524)	(1,613)	538	(1,075)	(2,495)	584	(1,911)

Total comprehensive income	$318,245	$(110,520)	$207,725	$266,806	$(105,548)	$161,258	$221,450	$(87,963)	$133,487

(1)                                  The results of Cinergy also include amounts related to non-registrants.  Individual amounts for ULH&P are immaterial.

The after-tax components of Accumulated other comprehensive income (loss) as of December 31, 2002, 2001, and 2000 are as follows:

	Accumulated Other Comprehensive Income (Loss) Classification
	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Investment Trusts	Cash Flow Hedges	Total Other Comprehensive Income (Loss)
	(dollars in thousands)

Cinergy(1)

Balance at December 31, 1999	$(8,146)	$(3,681)	$2,086	$—	$(9,741)
Current-period change	2,074	(1,099)	(2,129)	—	(1,154)

Balance at December 31, 2000	$(6,072)	$(4,780)	$(43)	$—	$(10,895)
Cumulative effect of change in accounting principle	—	—	—	(2,500)	(2,500)
Current-period change	1,641	(1,555)	(841)	(2,779)	(3,534)

Balance at December 31, 2001	$(4,431)	$(6,335)	$(884)	$(5,279)	$(16,929)
Current-period change	25,917	(13,763)	(5,277)	(19,748)	(12,871)

Balance at December 31, 2002	$21,486	$(20,098)	$(6,161)	$(25,027)	$(29,800)

CG&E

Balance at December 31, 1999	$—	$(966)	$—	$—	$(966)
Current-period change	—	(28)	—	—	(28)

Balance at December 31, 2000	$—	$(994)	$—	$—	$(994)
Cumulative effect of change in accounting principle	—	—	—	(2,500)	(2,500)
Current-period change	—	134	461	(2,779)	(2,184)

Balance at December 31, 2001	$—	$(860)	$461	$(5,279)	$(5,678)
Current-period change	—	(872)	(462)	(18,734)	(20,068)

Balance at December 31, 2002	$—	$(1,732)	$(1)	$(24,013)	$(25,746)

PSI

Balance at December 31, 1999	$—	$(658)	$2,049	$—	$1,391
Current-period change	—	(47)	(1,864)	—	(1,911)

Balance at December 31, 2000	$—	$(705)	$185	$—	$(520)
Current-period change	—	(49)	(1,026)	—	(1,075)

Balance at December 31, 2001	$—	$(754)	$(841)	$—	$(1,595)
Current-period change	—	(2,138)	(4,386)	—	(6,524)

Balance at December 31, 2002	$—	$(2,892)	$(5,227)	$—	$(8,119)

(1)                                  The results of Cinergy also include amounts related to non-registrants.  Individual amounts for ULH&P are immaterial.

20. Subsequent Events

(a)                                  Sale of Common Stock

On January 15, 2003, Cinergy Corp. filed a registration statement with respect to the issuance of common stock, preferred stock, and other securities with an aggregate amount of $750 million.  On February 5, 2003, Cinergy sold 5.7 million shares of common stock of Cinergy Corp. with net proceeds of approximately $175 million under this registration statement.  The net proceeds from the transaction will be used to reduce short-term debt of Cinergy Corp. and for other general corporate purposes.

(b)                                  Transfer of Generating Assets

On February 4, 2003, the FERC issued an order under Section 203 of the Federal Power Act authorizing PSI’s proposed acquisition of the Henry County, Indiana, and Butler County, Ohio, gas-fired peaking power plants from two non-regulated affiliates.  This action was the final regulatory approval needed for the transfer, which occurred on February 5, 2003.  In December 2002, the IURC approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Testimonial Staff authorizing PSI’s purchase of the plants.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure with respect to this Item, for each of the registrants, has been previously provided on the Form 8-K dated April 30, 2002 and as amended on May 15, 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANTS

BOARD OF DIRECTORS

Information regarding Cinergy Corp.’s directors is incorporated by reference from its definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

The directors of The Cincinnati Gas & Electric Company (CG&E) at January 31, 2003, are as follows:

•                  R. Foster Duncan - Mr. Duncan, age 48, is Executive Vice President and Chief Financial Officer of CG&E, a position he has held since February 2001.  He has served as director of CG&E since April 2001.  His current term as director expires April 21, 2003.

•                  James E. Rogers - Mr. Rogers, age 55, is Chairman of the Board and Chief Executive Officer of CG&E.  He has served as a director of CG&E since 1994.  His current term as director expires April 21, 2003.

•                  James L. Turner - Mr. Turner, age 43, is Vice President of CG&E, a position he has held since July 2000.  He served as a director of CG&E from February 15, 1999 to April 30, 2001, at which time Mr. William J. Grealis was elected as successor-director to Mr. Turner.  Mr. Turner was re-elected, effective October 1, 2001, as successor-director to Mr. Grealis.  Mr. Turner’s current term as director expires April 21, 2003.

Additional information on each of the directors of CG&E is presented in the following “Executive Officers” section.

Information regarding PSI Energy, Inc.’s (PSI) directors is incorporated by reference from PSI’s 2003 Information Statement.

EXECUTIVE OFFICERS

The names of the executive officers of each registrant and the positions they hold, held, or have been elected to (as of January 31, 2003), their ages (as of December 31, 2002), and their business experience during the past five years is included in the chart below.

		Positions and Length of Service
Name	Age	Cinergy Corp.	CG&E	PSI
Wendy L. Aumiller	50	Treasurer 6/02 - present Acting Treasurer 10/01 - 6/02 Assistant Treasurer 10/00 - 10/01 General Manager, Generation Financial Planning 6/00 - 10/00 Assistant Treasurer 7/96 - 6/00	Treasurer 6/02 - present Acting Treasurer 10/01 - 6/02 Assistant Treasurer 10/00 - 10/01 7/96 - 6/00	Treasurer 6/02 - present Acting Treasurer 10/01 - 6/02 Assistant Treasurer 10/00 - 10/01 7/96 - 6/00

		Positions and Length of Service
Name	Age	Cinergy Corp.	CG&E	PSI
John Bryant(1)	56	Vice President 1/98 - present President, International Business Unit 7/00 - 2/01
Michael J. Cyrus(2)	47

Executive Vice President
2/01 - present
Chief Executive Officer, Energy Merchant Business Unit
2/01 - present
President, Energy Commodities Business Unit
3/99 - 2/01
Vice President
4/98 - 2/01
Chief Operating Officer, Energy Commodities Business Unit
11/98 - 3/99

			Executive Vice President 2/01 - present Vice President 4/99 - 2/01	Executive Vice President 2/01 - present Vice President 4/99 - 2/01
R. Foster Duncan(3)	48	Executive Vice President and Chief Financial Officer 2/01 - present	Executive Vice President and Chief Financial Officer 2/01 - present	Executive Vice President and Chief Financial Officer 2/01 - present
Douglas F. Esamann	45

Vice President and Chief Financial Officer, Energy Merchant Business Unit
2/01 - 10/01
Vice President and Chief Financial Officer, Energy Commodities Business Unit
3/99 - 2/01
General Manager, Business Development, Energy Commodities Business Unit
3/98 - 3/99
Finance Manager, Energy Commodities Business Unit
5/96 - 3/98

				President 10/01 - present
Gregory C. Ficke	50

Vice President and Chief Information Officer, Regulated Businesses Business Unit
2/01 - 10/01
Vice President and Chief Information Officer, Energy Delivery Business Unit
7/00 - 2/01
Vice President, Operations Services, Energy Delivery Business Unit
4/99 - 7/00
Vice President, Gas Operations, Energy Delivery Business Unit
12/98 - 4/99
General Manager, Gas Operations, Energy Delivery Business Unit
8/96 - 12/98

			President 10/01 - present
Bennett L. Gaines(4)	49	Vice President and Chief Technology Officer 1/03 - present

		Positions and Length of Service
Name	Age	Cinergy Corp.	CG&E	PSI
William J. Grealis(5)	57

Executive Vice President
7/00 - present
Chief Executive Officer, Regulated Businesses Business Unit
2/01 - 10/01
Chief of Staff
7/00 - 2/01
Vice President, Corporate Services, and Chief Strategic Officer
8/98 - 7/00
Vice President
1/95 - 8/98

			Executive Vice President 7/00 - present Chief of Staff 7/00 - 2/01 Vice President, Corporate Services, and Chief Strategic Officer 8/98 - 7/00 Vice President 4/98 - 8/98 President 1/95 - 3/98	Executive Vice President 7/00 - present Chief of Staff 7/00 - 2/01 Vice President, Corporate Services, and Chief Strategic Officer 8/98 - 7/00 Vice President 4/98 - 8/98
J. Joseph Hale, Jr.(6)	53	Vice President 12/96 - present	Vice President 10/01 - present President 7/00 - 10/01 Vice President 8/98 - 7/00 General Manager, Marketing Operations 1/95 - 8/98	Vice President 10/01 - present Vice President 2/00 - 7/00 Interim President 6/99 - 2/00 Vice President 8/98 - 6/99
M. Stephen Harkness(7)	54	Vice President 12/96 - present
Julia S. Janson	38	Secretary 7/00 - present Senior Counsel 7/98 - present Counsel 5/96 - 7/98	Secretary 1/03 - present Assistant Secretary 7/00 - 1/03 Senior Counsel 7/98 - present Counsel 5/96 - 7/98	Secretary 7/00 - present Senior Counsel 7/98 - present Counsel 5/96 - 7/98
Marc E. Manly(8)	50	Executive Vice President and Chief Legal Officer 11/02 - present Assistant Secretary 1/03 - present	Executive Vice President and Chief Legal Officer 11/02 - present	Executive Vice President and Chief Legal Officer 11/02 - present Assistant Secretary 1/03 - present
Theodore R. Murphy II(9)	45	Senior Vice President and Chief Risk Officer 8/02 - present	Senior Vice President and Chief Risk Officer 8/02 - present	Senior Vice President and Chief Risk Officer 8/02 - present
Frederick J. Newton III(10)	47	Executive Vice President and Chief Administrative Officer 5/02 - present	Executive Vice President and Chief Administrative Officer 5/02 - present	Executive Vice President and Chief Administrative Officer 5/02 - present
Ronald R. Reising(11)	42	Vice President 6/02 - present	Vice President 6/02 - present	Vice President 6/02 - present
Bernard F. Roberts	50	Vice President and Comptroller 3/99 - present Vice President and Chief Financial Officer, Energy Commodities Business Unit 7/96 - 3/99	Vice President and Comptroller 3/99 - present	Vice President and Comptroller 3/99 - present
James E. Rogers	55	Chairman of the Board 12/00 - present President and Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00	Chairman of the Board 12/00 - present Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00	Chairman of the Board 12/00 - present Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00

		Positions and Length of Service
Name	Age	Cinergy Corp.	CG&E	PSI
James L. Turner(12)	43

Executive Vice President
10/01 - present
Chief Executive Officer, Regulated Businesses Business Unit
12/01 - present
President, Regulated Businesses Business Unit
2/01 - 12/01
President, Energy Delivery Business Unit
7/00 - 2/01
Vice President
4/99 - 12/01
Senior Counsel
6/95 - 3/97

			Vice President 7/00 - present President 2/99 - 7/00	Vice President 7/00 - present
Timothy J. Verhagen(13)	56	Vice President 1/01 - present

None of the officers are related in any manner.  Our executive officers hold the offices set opposite their names until the next annual meeting of the Board of Directors and until their successors have been elected and qualified.

(1)

Mr. Bryant also serves as the President of Cinergy Global Resources, Inc. (Global Resources) and Cinergy Global Power, Inc., and as the Managing Director of Cinergy Global Power Services Limited, Cinergy’s (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) international project development subsidiary from 1997 to present.  Previously, he served as the Executive Generation Director of Midlands Electricity plc (Midlands; a non-affiliate of Cinergy) from 1996 to 1997, and Generation Director of Midlands from 1992 to 1996.

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

(3)

Prior to joining Cinergy, Mr. Duncan was Executive Vice President and Chief Financial Officer of LG&E Energy Corp. (LG&E) (a non-affiliate of Cinergy) in Louisville, Kentucky since December 1998.  Prior to that, he was Executive Vice President of Planning and Corporate Development at LG&E from January 1998 to December 1998.  Prior to joining LG&E, in January 1998, he was Vice President and Treasurer of Freeport-McMoRan, Inc. and Freeport-McMoRan Copper & Gold (non-affiliates of Cinergy), global natural resource companies headquartered in New Orleans, Louisiana since May 1994.

(4)

Prior to joining Cinergy, Mr. Gaines was Managing Director, Business Services, at Powergen plc. for the United Kingdom operations since 2001.  Prior to that, he was Corporate Director, Supply Chain and Operating Service at LG&E in Louisville, Kentucky from 2000 to 2001.  Prior to joining LG&E, Mr. Gaines was Corporate Director, Strategic Sourcing and eCommerce at Electronic Data Systems Corporation from 1998 to 2000 in Dallas, Texas.  Prior to that, from 1994-1998, he worked for McKesson Corporation as Vice President of Customer Operations in Dallas, Texas.

(5)	Mr. Grealis served as President of Cinergy Investments, Inc. from 1995 to March 1999. Mr. Grealis also served as President of the former Energy Services Business Unit from 1996 to May 1997.

(6)	Since 1992, Mr. Hale has served as President of Cinergy Foundation, Inc., a Cinergy affiliate that is organized and operated exclusively for charitable purposes.

(7)	Mr. Harkness also serves as Chief Operating and Chief Financial Officer of the Energy Merchant Business Unit.

(8)

Prior to joining Cinergy, Mr. Manly was Managing Director, Law and Governmental Affairs, General Counsel and Corporate Secretary of NewPower Holdings, Inc. (a non-affiliate of Cinergy) from April 2000 to August 2002.  Prior to that, he was Vice President, Chief Counsel for AT&T Consumer Services Group (a non-affiliate of Cinergy) from January 1995 to April 2000.  On June 11, 2002, NewPower Holdings, Inc. and its affiliates, TNPC Holdings, Inc. and the NewPower Company, filed a petition for relief under Chapter 11 of The United States Bankruptcy Code.

(9)

Prior to joining Cinergy, Mr. Murphy was Vice President and Chief Risk Officer of Enron Europe, Ltd. (a non-affiliate of Cinergy) from January 2001 to July 2002.  Prior to that, he was Vice President of Market Risk of Enron Corporation (a non-affiliate of Cinergy) from March 1997 to December 2000.

(10)

Prior to joining Cinergy, Mr. Newton was Senior Vice President, Chief Administrative Officer of LG&E (a non-affiliate of Cinergy) from January 1999 to May 2002.  Prior to that, he was Senior Vice President, Human Resources and Administration of LG&E from May 1998 to January 1999.  Prior to joining LG&E, he was Senior Vice President, Human Resources of Venator Group Inc.’s (a non-affiliate of Cinergy) Champs Sports Division from August 1997 to April 1998.

(11)

Prior to joining Cinergy, Mr. Reising was Chief Financial Officer of Focal Communications Corporation (a non-affiliate of Cinergy) from February 2001 to January 2002.  Prior to that, he was Chief Financial Officer of Derivon (a non-affiliate of Cinergy) from May 2000 to February 2001.  Prior to that, he was Chief Financial Officer of Bell Canada (a non-affiliate of Cinergy) from May 1999 to May 2000.  Prior to that, he was Chief Financial Officer of Matav (a non-affiliate of Cinergy) from January 1997 to May 1999.  On December 19, 2002, Focal Communications filed a petition for relief under Chapter 11 of The United States Bankruptcy Code.

(12)

In March 1997, Mr. Turner was appointed Vice President of Cinergy Services, Inc., (Services) having responsibility for the coordination of transition issues across all corporate subsidiaries in the move for full customer choice.  Beginning in April 1998 until January 2000, Mr. Turner had full responsibility for Cinergy’s Government and Regulatory Affairs Department.  Mr. Turner served as Vice President of Customer Services from January 2000 until July 2000.

(13)

Prior to joining Cinergy, Mr. Verhagen served as Senior Vice President, Human Resources and Administration of United Dominion Industries Ltd. (United Dominion; a non-affiliate of Cinergy), a diversified manufacturer of industrial test equipment in Charlotte, North Carolina, from 1998 to 2000.  From 1993 to 1998 he served as Vice President, Human Resources of United Dominion.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item for Cinergy Corp. and CG&E is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2003 Annual Meeting of the Shareholders.

All CG&E directors currently are employees of Cinergy Corp. or CG&E, and receive no compensation for their services as directors.

Information in response to this item for PSI is incorporated by reference from PSI’s 2003 Information Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS

Information in response to this item for Cinergy Corp. is incorporated by reference from its definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

Cinergy Corp. owns all outstanding shares of common stock of CG&E, CG&E’s only voting security.  Pursuant to Section 13(d) of the Securities Exchange Act of 1934 (Exchange Act), a beneficial owner of a security is any person who directly or indirectly has or shares voting or investment power over such security.  No person or group is known by the management of CG&E to be the beneficial owner of more than 5 percent of any series of CG&E’s class of cumulative preferred stock as of December 31, 2002.

CG&E’s directors and executive officers did not beneficially own shares of any series of the class of CG&E’s cumulative preferred stock as of January 31, 2003.  The beneficial ownership of Cinergy Corp. common stock by each director and named executive officer of CG&E as of January 31, 2003, is set forth in the following table:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Michael J. Cyrus	296,419 shares		*
R. Foster Duncan	84,993 shares		*
William J. Grealis	381,143 shares		*
James E. Rogers	1,572,308 shares		*
James L. Turner	64,795 shares		*
All directors and executive officers as a group (15 persons)	2,621,204 shares	1.55%

*                                         Less than 1%

(1)                                  Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts:  Mr. Cyrus - 191,100; Mr. Duncan - 80,000; Mr. Grealis - 226,731; Mr. Rogers - 1,170,135;  Mr. Turner - 47,300; and all directors and executive officers as a group - 1,856,784.

Information in response to this item for PSI is incorporated by reference from its 2003 Information Statement.

The following table reflects Cinergy’s equity compensation plan information as of December 31, 2002:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
Cinergy Corp. 1996 Long-Term Incentive Plan	7,417,726	$29.13	5,685,385
Cinergy Corp. Retirement Plan for Directors	—	N/A	175,000
Cinergy Corp. Directors’ Equity Compensation Plan	—	N/A	75,000
Cinergy Corp. Directors’ Deferred Compensation Plan	—	N/A	200,000
Cinergy Corp. Stock Option Plan	1,443,534	$28.75	1,318,500
Cinergy Corp. Performance Shares Plan	—	N/A	736,751

Equity compensation plans not approved by security holders
Cinergy Corp. Employee Stock Purchase Savings Plan	218,170	$32.78	1,651,420
Cinergy Corp. UK Sharesave Scheme	6,012	24.66	59,989
Cinergy Corp. 401(k) Excess Plan	N/A	N/A	52,825
Director, Officer and Key Employee Stock Purchase Program	N/A	N/A	—
Cinergy Corp. 2001 Long-Term Incentive Compensation Sub-Scheme	1,250	$33.61	6,998,750

The following information describes the equity compensation plans that have not been approved by shareholders.

Cinergy Corp. Employee Stock Purchase and Savings Plan

The Cinergy Corp. Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature.  Under the Employee Stock Purchase and Savings Plan, after-tax funds are withheld from a participant’s compensation during a 26-month offering period and are deposited in an interest-bearing account.  At the end of the offering period, participants may apply amounts deposited in the account, plus interest, toward the purchase of shares of common stock.  The purchase price is equal to 95 percent of the fair market value of a share of common stock on the first date of the offering period.  Any funds not applied toward the purchase of shares are returned to the participant.  A participant may elect to terminate participation in the plan at any time.  Participation also will terminate if the participant’s employment ceases.  Upon termination of participation, all funds, including interest, are returned to the participant without penalty.  The sixth (current) offering period began May 1, 2001, and ends June 30, 2003.  The purchase price for all shares under this offering is $32.78.

UK Sharesave Scheme

The UK Sharesave Scheme allows essentially all full-time, regular UK employees working a minimum of 25 hours per week to purchase shares of common stock pursuant to a stock option feature. Under the UK Sharesave Scheme, after-tax funds are withheld from a participant’s compensation during a 36-month or 60-month offering period, at the election of the participants, and are deposited in an account. At the end of the offering period, participants may apply amounts deposited in the account toward the purchase of shares of common stock. The purchase price cannot be less than 80 percent of the average market price at date of grant or shortly prior to the grant. Any funds not applied toward the purchase of shares are returned to the participant. A participant may elect to terminate participation in the plan at any time. Participation also will terminate if the participant’s employment ceases. Upon termination of participation, all funds are returned to the participant without penalty although, in certain specified circumstances, options may be exercised early on a pro-rata basis.

Cinergy Corp. 401(k) Excess Plan

The Cinergy Corp. 401(k) Excess Plan provides a select group of key senior management employees with the opportunity to defer on a pre-tax basis a portion of their annual base salary in excess of the amount that can be deferred pursuant to current law under Cinergy Corp.’s qualified 401(k) plan.  The plan also provides for certain Company contributions.  Amounts contributed to the plan are credited to a bookkeeping account established for each participant.  Each such account is credited with earnings, gains and losses based on the performance of investment funds selected by the participants in a manner similar to Cinergy Corp.’s qualified 401(k) plan.  One available investment fund credits amounts to participant accounts based on the performance of Cinergy Corp. common stock.  A participant’s account is generally distributed following his or her termination of employment in a single lump sum or in annual installments over a period of up to 10 years.

Director, Officer and Key Employee Stock Purchase Program

In December 1999, Cinergy Corp. adopted the Director, Officer, and Key Employee Stock Purchase Program (Stock Purchase Program).  The purpose of the Stock Purchase Program is to facilitate the purchase and ownership of Cinergy Corp.’s common stock by its directors, officers, and key employees, thereby further aligning their interests with those of its shareholders.  In February 2000, Cinergy Corp. purchased approximately 1.6 million shares of common stock on behalf of the participants at an average price of $24.82 per share.  Participants had the option of financing the purchases through a five-year credit facility arranged by Cinergy Corp. with a bank.  Each participant is obligated to repay the bank any loan principal, interest, and prepayment fees, and each has assigned his or her dividend rights on the purchased shares to the bank to be applied to interest payments as due on the loan.  Cinergy Services, Inc., and in part, Cinergy Corp., have guaranteed repayment to the bank of 100 percent of each participant’s loan obligations and the associated interest, and each participant has agreed to indemnify the guarantor for any payments made by it under the guaranty on the participant’s behalf.  A participant’s obligations to the bank are unsecured and no restrictions are placed on the participant’s ability to sell, pledge, or otherwise encumber or dispose of his or her purchased shares.

Cinergy Corp. 2001 Long-Term Incentive Compensation Sub-Scheme

The Cinergy Corp. 2001 Long-Term Incentive Compensation Sub-Scheme was adopted in 2001.  The purpose of this plan was to allow certain United Kingdom (UK) employees to receive similar benefits as provided under the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan while taking into consideration the unique issues of the UK taxation laws.  Under this plan, the eligible employees may be granted incentive and non-qualified stock options.  These stock options are granted to participants with an option price equal to or greater than the fair market value on the grant date, and generally with a vesting period of either three or five years.  The vesting period begins on the grant date and all options expire within 10 years from that date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item for Cinergy Corp. and CG&E is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

Information in response to this item for PSI is incorporated by reference from PSI’s 2003 Information Statement.

ITEM 14.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

Refer to the page captioned “Index to Financial Statements and Financial Statement Schedules” for an index of the financial statements and financial statement schedules included in this report.

REPORTS ON FORM 8-K

None

EXHIBITS

The documents listed below are being filed or have previously been filed on behalf of Cinergy Corp., CG&E, PSI, and The Union Light, Heat and Power Company (ULH&P) and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation /By-laws
3-a	Cinergy Corp.	Certificate of Incorporation of Cinergy Corp., a Delaware corporation, as amended May 10, 2001.	Cinergy Corp. March 31, 2001, Form 10-Q
3-b	Cinergy Corp.	By-Laws of Cinergy Corp., as amended on May 2, 2002.	Cinergy Corp. March 31, 2002, Form 10-Q
3-c	CG&E	Amended Articles of Incorporation of CG&E effective October 23, 1996.	CG&E September 30, 1996, Form 10-Q
3-d	CG&E	Regulations of CG&E, as amended, April 25, 1996.	CG&E March 31, 1996, Form 10-Q
3-e	PSI	Amended Articles of Consolidation of PSI, as amended April 20, 1995.	PSI June 30, 1995, Form 10-Q
3-f	PSI	Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997.	Cinergy Corp. 1997 Form 10-K
3-g	PSI	By-Laws of PSI, as amended to December 17, 1996.	PSI March 31, 1997, Form 10-Q
3-h	ULH&P	Restated Articles of Incorporation made effective May 7, 1976.	ULH&P Form 8-K, May 1976
3-i	ULH&P	By-Laws of ULH&P, as amended on May 26, 1999.
3-j	ULH&P	Amendment to Restated Articles of Incorporation of ULH&P (Article Third) and Amendment to the By-Laws of ULH&P (Article 1), both effective July 24, 1997.	Cinergy Corp. 1997 Form 10-K
Instruments defining the rights of holders, incl. Indentures
4-a	Cinergy Corp. PSI	Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee, and LaSalle National Bank, as Successor Trustee.	Exhibit A-Part 3 in File No. 70-258 Supplemental Indenture dated March 30, 1984

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
4-b	Cinergy Corp. PSI	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978.	File No. 2-62543
4-c	Cinergy Corp. PSI	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984.	PSI 1984 Form 10-K
4-d	Cinergy Corp. PSI	Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988.	PSI 1988 Form 10-K
4-e	Cinergy Corp. PSI	Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K
4-f	Cinergy Corp. PSI	Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K
4-g	Cinergy Corp. PSI	Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990.	PSI 1991 Form 10-K
4-h	Cinergy Corp. PSI	Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991.	PSI 1991 Form 10-K
4-i	Cinergy Corp. PSI	Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992.	PSI 1992 Form 10-K
4-j	Cinergy Corp. PSI	Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K
4-k	Cinergy Corp. PSI	Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K
4-l	Cinergy Corp. PSI	Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994.	PSI 1993 Form 10-K
4-m	Cinergy Corp. PSI	Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999.	PSI March 31, 1999, Form 10-Q
4-n	Cinergy Corp. PSI	Fifty-third Supplemental Indenture between PSI and LaSalle National Bank dated June 15, 2001.	Cinergy Corp. June 30, 2001, Form 10-Q
4-o	Cinergy Corp. PSI	Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993
4-p	Cinergy Corp. PSI	Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993
4-q	Cinergy Corp. PSI	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996.	PSI September 30, 1996, Form 10-Q
4-r	Cinergy Corp. PSI	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997.	Cinergy Corp. 1996 Form 10-K
4-s	Cinergy Corp. PSI	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	Cinergy Corp. 1996 Form 10-K
4-t	Cinergy Corp. PSI	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	Cinergy Corp. 1996 Form 10-K
4-u	Cinergy Corp. PSI	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	Cinergy Corp. 1997 Form 10-K
4-v	Cinergy Corp. PSI	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI June 30, 1998, Form 10-Q
4-w	Cinergy Corp. PSI	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI 1998 Form 10-K
4-x	Cinergy Corp. PSI	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and Fifth Third Bank, as Trustee.	PSI March 31, 1999, Form 10-Q
4-y	Cinergy Corp. PSI	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and Fifth Third Bank, as Trustee.	PSI September 30, 1999, Form 10-Q
4-z	Cinergy Corp. PSI	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service.	PSI 1998 Form 10-K
4-aa	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998.	PSI June 30, 1998, Form 10-Q
4-bb	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000.	PSI June 30, 2000, Form 10-Q
4-cc	Cinergy Corp. CG&E	Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936.	CG&E Registration Statement No. 2-2374
4-dd	Cinergy Corp. CG&E	Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972.	CG&E Registration Statement No. 2-60961
4-ee	Cinergy Corp. CG&E	Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992.	CG&E Registration Statement No. 33-53578
4-ff	Cinergy Corp. CG&E	Thirty-fourth Supplemental Indenture between CG&E and The Bank of New York dated as of October 1, 1993.	CG&E September 30, 1993, Form 10-Q

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
4-gg	Cinergy Corp. CG&E	Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994.	CG&E Registration Statement No. 33-52335
4-hh	Cinergy Corp. CG&E	Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994.	CG&E Registration Statement No. 33-52335
4-ii	Cinergy Corp. CG&E	Thirty-seventh Supplemental Indenture between CG&E and The Bank of New York dated as of October 14, 1996.	Cinergy Corp. 1996 Form 10-K
4-jj	Cinergy Corp. CG&E	Thirty-eighth Supplemental Indenture between CG&E and The Bank of New York dated as of February 1, 2001.	Cinergy Corp. March 31, 2001, Form 10-Q
4-kk	Cinergy Corp. CG&E	Loan Agreement between CG&E and the County of Boone, Kentucky dated as of February 1, 1985.	CG&E 1984 Form 10-K
4-ll	Cinergy Corp. CG&E	Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992.	CG&E 1992 Form 10-K
4-mm	Cinergy Corp. CG&E	Loan Agreement between CG&E and the County of Boone, Kentucky dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-nn	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of December 1, 1985.	CG&E 1985 Form 10-K
4-oo	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995.	CG&E September 30, 1995, Form 10-Q
4-pp	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Water Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-qq	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-rr	CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated August 1, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-ss	Cinergy Corp. CG&E	Original Indenture (Unsecured Debt Securities) between CG&E and The Fifth Third Bank dated as of May 15, 1995.	CG&E Form 8-A dated July 24, 1995
4-tt	Cinergy Corp. CG&E	First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995.	CG&E June 30, 1995, Form 10-Q
4-uu	Cinergy Corp. CG&E	Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995.	CG&E Form 8-A dated July 24, 1995
4-vv	Cinergy Corp. CG&E	Third Supplemental Indenture between CG&E and The Fifth Third Bank dated as of October 9, 1997.	CG&E September 30, 1997, Form 10-Q
4-ww	Cinergy Corp. CG&E	Fourth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of April 1, 1998.	CG&E March 31, 1998, Form 10-Q
4-xx	Cinergy Corp. CG&E	Fifth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 9, 1998.	CG&E June 30, 1998, Form 10-Q
4-yy	Cinergy Corp. CG&E ULH&P	Original Indenture (First Mortgage Bonds) between ULH&P and The Bank of New York dated as of February 1, 1949.	ULH&P Registration Statement No. 2-7793
4-zz	Cinergy Corp. CG&E ULH&P	Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967.	CG&E Registration Statement No. 2-60961
4-aaa	Cinergy Corp. CG&E ULH&P	Thirteenth Supplemental Indenture between ULH&P and The Bank of New York dated as of August 1, 1992.	ULH&P 1992 Form 10-K
4-bbb	Cinergy Corp. CG&E ULH&P	Original Indenture (Unsecured Debt Securities) between ULH&P and The Fifth Third Bank dated as of July 1, 1995.	ULH&P June 30, 1995, Form 10-Q
4-ccc	Cinergy Corp. CG&E ULH&P	First Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of July 15, 1995.	ULH&P June 30, 1995, Form 10-Q
4-ddd	Cinergy Corp. CG&E ULH&P	Second Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of April 30, 1998.	ULH&P March 31, 1998, Form 10-Q
4-eee	Cinergy Corp. CG&E ULH&P	Third Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of December 8, 1998.	ULH&P 1998 Form 10-K
4-fff	Cinergy Corp. CG&E ULH&P	Fourth Supplemental Indenture between ULH&P and The Fifth Third Bank, as Trustee, dated as of September 17, 1999.	ULH&P September 30, 1999, Form 10-Q
4-ggg	Cinergy Corp.	Base Indenture dated as of October 15, 1998, between Global Resources and The Fifth Third Bank, as Trustee.	Cinergy Corp. September 30, 1998, Form 10-Q

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
4-hhh	Cinergy Corp.	First Supplemental Indenture dated as of October 15, 1998, between Global Resources and The Fifth Third Bank, as Trustee.	Cinergy Corp. September 30, 1998, Form 10-Q
4-iii	Cinergy Corp.	Indenture dated as of December 16, 1998, between Cinergy Corp. and The Fifth Third Bank.	Cinergy Corp. 1998 Form 10-K
4-jjj	Cinergy Corp.	Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated as of April 15, 1999.	Cinergy Corp. March 31, 1999, Form 10-Q
4-kkk	Cinergy Corp.	Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated September 12, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-lll	Cinergy Corp.	First Supplemental Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated September 12, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-mmm	Cinergy Corp.	Second Supplemental Indenture, dated December 18, 2001, between Cinergy Corp. and The Fifth Third Bank, as Trustee.	Cinergy Corp. Form 8-K, December 19, 2001
4-nnn	Cinergy Corp.	Rights Agreement between Cinergy Corp. and The Fifth Third Bank, as Rights Agent, dated October 16, 2000.	Cinergy Corp. Registration Statement on Form 8-A dated October 16, 2000
4-ooo	Cinergy Corp.	Purchase Contract Agreement, dated December 18, 2001, between Cinergy Corp. and The Bank of New York, as Purchase Contract Agent.	Cinergy Corp. Form 8-K, December 19, 2001
4-ppp	Cinergy Corp.

Pledge Agreement, dated December 18, 2001, among Cinergy Corp., JP Morgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent.

Cinergy Corp. Form 8-K, December 19, 2001
4-qqq	Cinergy Corp. CG&E	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between CG&E and The Bank of New York, as Trustee.	Cinergy Corp. September 30, 2002, Form 10-Q
4-rrr	Cinergy Corp. PSI	Fifty-fourth Supplemental Indenture dated as of September 1, 2002, between PSI and LaSalle Bank National Association, as Trustee.	Cinergy Corp. September 30, 2002, Form 10-Q
4-sss	Cinergy Corp. CG&E	Sixth Supplemental Indenture between CG&E and Fifth Third Bank dated as of September 15, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-ttt	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-uuu	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-vvv	Cinergy Corp. CG&E	Loan Agreement between CG&E and the Ohio Air Quality Development Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-www	Cinergy Corp.	First Amendment to Rights Agreement, dated August 28, 2002, effective September 16, 2002, between Cinergy Corp. and The Fifth Third Bank, as Rights Agent.	Cinergy Corp. Form 8-A/A, Amendment No. 1, filed September 16, 2002
Material contracts
10-a	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, Cinergy Corp., PSI Resources, Inc., and PSI, and Jackson H. Randolph.	Cinergy Corp. 1994 Form 10-K
10-b	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated December 30, 1999, among Services, CG&E, and PSI, and James E. Rogers.	Cinergy Corp. 1999 Form 10-K
10-c	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis.
10-d	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr.
10-e	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus.
10-f	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner.
10-g	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated January 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and R. Foster Duncan.
10-h	Cinergy Corp. CG&E	Employment Agreement dated May 15, 2001, among Cinergy Corp. and CG&E, and J. Joseph Hale, Jr.	Cinergy Corp. June 30, 2001, Form 10-Q

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
10-i	Cinergy Corp.	Employment Agreement dated May 15, 2001, between Cinergy Corp. and M. Stephen Harkness.	Cinergy Corp. June 30, 2001, Form 10-Q
10-j	Cinergy Corp. CG&E PSI	Employment Agreement dated May 15, 2001, among Cinergy Corp., CG&E, and PSI, and Bernard F. Roberts.	Cinergy Corp. June 30, 2001, Form 10-Q
10-k	Cinergy Corp.	Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability dated February 15, 2002, between Cinergy Corp., and Larry E. Thomas.	Cinergy Corp. 2001 Form 10-K
10-l	Cinergy Corp.	Separation and Retirement Agreement and Waiver and Release of Liability dated October 8, 2002 between Cinergy Corp. and Donald B. Ingle, Jr.
10-m	Cinergy Corp. PSI	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-n	Cinergy Corp. PSI	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-o	Cinergy Corp. PSI	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-p	Cinergy Corp. CG&E	Deferred Compensation Agreement between CG&E and Jackson H. Randolph dated January 1, 1992.	CG&E 1992 Form 10-K
10-q	Cinergy Corp. CG&E	Split Dollar Insurance Agreement, effective as of May 1, 1993, between CG&E and Jackson H. Randolph.	Cinergy Corp. 1994 Form 10-K
10-r	Cinergy Corp. CG&E	Amended and Restated Supplemental Retirement Income Agreement between CG&E and Jackson H. Randolph dated January 1, 1995.	Cinergy Corp. 1995 Form 10-K
10-s	Cinergy Corp. CG&E	Amended and Restated Supplemental Executive Retirement Income Agreement between CG&E and certain executive officers.	Cinergy Corp. 1997 Form 10-K
10-t	Cinergy Corp.	Cinergy Corp. Supplemental Executive Retirement Plan amended and restated effective January 1, 1999, adopted October 15, 1998.	Cinergy Corp. 1999 Form 10-K
10-u	Cinergy Corp.	1997 Amendments to Various Compensation and Benefit Plans of Cinergy Corp., adopted January 30, 1997.	Cinergy Corp. 1997 Form 10-K
10-v	Cinergy Corp.	Cinergy Corp. Stock Option Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-w	Cinergy Corp.	Amendment to Cinergy Corp. Stock Option Plan, amended October 22, 1996, effective November 1, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-x	Cinergy Corp.	Amended and Restated Cinergy Corp. Annual Incentive Plan, effective January 25, 2002.	Cinergy Corp. 2001 Form 10-K
10-y	Cinergy Corp.	Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-z	Cinergy Corp.	Amendment to Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted April 26, 1996, effective January 1, 1996.	Cinergy Corp. June 30, 1996, Form 10-Q
10-aa	Cinergy Corp.	Amendment to Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted October 22, 1996, effective November 1, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-bb	Cinergy Corp.	Cinergy Corp. UK Sharesave Scheme, adopted and effective December 16, 1999.	Cinergy Corp. 1999 Form 10-K
10-cc	Cinergy Corp.	Cinergy Corp. Directors’ Deferred Compensation Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-dd	Cinergy Corp.	Amendment to Cinergy Corp. Directors’ Deferred Compensation Plan, adopted October 22, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-ee	Cinergy Corp.	Cinergy Corp. Retirement Plan for Directors, amended and restated effective January 1, 1999, adopted October 15, 1998.	Cinergy Corp. Schedule 14A Definitive Proxy Statement filed March 12, 1999
10-ff	Cinergy Corp.	Cinergy Corp. Directors’ Equity Compensation Plan adopted October 15, 1998, effective January 1, 1999.	Cinergy Corp. Schedule 14A Definitive Proxy Statement filed March 12, 1999
10-gg	Cinergy Corp.

Cinergy Corp. Executive Supplemental Life Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II.

Cinergy Corp. 1994 Form 10-K
10-hh	Cinergy Corp.	Amended and Restated Cinergy Corp. 1996 Long-term Incentive Compensation Plan, effective January 25, 2002.	Cinergy Corp. 2001 Form 10-K

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
10-ii	Cinergy Corp.	Cinergy Corp. 401(k) Excess Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy Corp. 1996 Form 10-K
10-jj	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted January 24, 2002, effective January 1, 2002.	Cinergy Corp. Form S-8, filed January 31, 2002
10-kk	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted December 18, 2002, effective January 1, 2003.
10-ll	Cinergy Corp.	Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy Corp. 1996 Form 10-K
10-mm	Cinergy Corp.	Amendment to Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, adopted December 18, 2002, effective January 1, 2002.
10-nn	Cinergy Corp.	Cinergy Corp. Director, Officer and Key Employee Stock Purchase Program, effective January 7, 2000, adopted December 10, 1999.	Cinergy Corp. 1999 Form 10-K
10-oo	Cinergy Corp.	Cinergy Corp. Non-Union Employees’ Pension Plan adopted December 18, 2002, amended and restated effective January 1, 2003.
10-pp	Cinergy Corp.	Cinergy Corp. Non-Union Employees’ Severance Opportunity Plan as amended and restated effective June 1, 2001, adopted May 30, 2001.	Cinergy Corp. June 30, 2001, Form 10-Q
10-qq	Cinergy Corp.	Amendment to the Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability, between Cinergy Corp. and Larry E. Thomas.	Cinergy Corp. March 31, 2002, Form 10-Q
10-rr	Cinergy Corp.	Second Amendment to the Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability, between Cinergy Corp. and Larry E. Thomas.	Cinergy Corp. June 30, 2002, Form 10-Q
10-ss	Cinergy Corp.	Amended and Restated Cinergy Corp. Non-Union Employees’ 401(k) Plan, adopted December 18, 2002, effective January 1, 2003.
Subsidiaries of the registrant
21	Cinergy Corp. CG&E PSI	Subsidiaries of Cinergy Corp., CG&E, and PSI
Consent of experts and counsel
23	Cinergy Corp. CG&E PSI ULH&P	Independent Auditors' Consent
Power of attorney
24	Cinergy Corp. CG&E PSI ULH&P	Power of Attorney

(1)

Regulation S-K 229.10(d) requires Registrants to identify the physical location, by SEC file number reference, of all documents that are incorporated by reference and have been on file with the SEC for more than five years.  The SEC file number references for Cinergy and its subsidiaries, which are registrants are provided below:

Cinergy Corp. in file number 1-11377
CG&E in file number 1-1232
PSI in file number 1-3543
ULH&P in file number 2-7793

Each registrant hereby undertakes to furnish to the SEC upon request a copy of any long-term debt instrument not listed above.

CINERGY CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions		Deductions		Balance at Close of Period
		Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other

Accumulated Provisions Deducted from Applicable Assets

Allowance for Doubtful Accounts

2002	$34,110	$7,883	$9,270	$34,867	$22	$16,374

2001	$29,951	$39,693	$5,254	$40,788	$—	$34,110

2000	$26,811	$22,746	$4,486	$24,092	$—	$29,951

THE CINCINNATI GAS & ELECTRIC COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions		Deductions		Balance at Close of Period
		Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other

Accumulated Provisions Deducted from Applicable Assets

Allowance for Doubtful Accounts

2002	$25,874	$2,029	$6,096	$28,057	$—	$5,942

2001	$19,044	$30,166	$4,089	$27,425	$—	$25,874

2000	$16,740	$14,056	$4,486	$16,238	$—	$19,044

PSI ENERGY, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions		Deductions		Balance at Close of Period
		Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other

Accumulated Provisions Deducted from Applicable Assets

Allowance for Doubtful Accounts

2002	$6,773	$2,310	$3,174	$6,579	$22	$5,656

2001	$9,317	$8,339	$1,165	$12,048	$—	$6,773

2000	$9,934	$7,088	$—	$7,705	$—	$9,317

THE UNION LIGHT, HEAT AND POWER COMPANY

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions		Deductions		Balance at Close of Period
		Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other

Accumulated Provisions Deducted from Applicable Assets

Allowance for Doubtful Accounts

2002	$1,196	$392	$2,383	$3,887	$—	$84

2001	$1,492	$3,050	$4	$3,350	$—	$1,196

2000	$1,513	$2,555	$746	$3,322	$—	$1,492

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company each duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date: February 27, 2003

	By	/s/ James E. Rogers
James E. Rogers
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the indicated registrants and in the capacities and on the dates indicated:

Signature	Title	Date

Cinergy Corp.
Phillip R. Cox*	Director of Cinergy Corp.
George C. Juilfs*	Director of Cinergy Corp.
Thomas E. Petry*	Director of Cinergy Corp.
Mary L. Schapiro*	Director of Cinergy Corp.
John J. Schiff, Jr.*	Director of Cinergy Corp.
Philip R. Sharp*	Director of Cinergy Corp.
Dudley S. Taft*	Director of Cinergy Corp.

Cinergy Corp. and PSI
Michael G. Browning*	Director of Cinergy Corp.

CG&E and ULH&P
James L. Turner*	Vice President and Director of CG&E and ULH&P

PSI
Douglas F. Esamann*	Director of PSI

Cinergy Corp., CG&E, PSI, and ULH&P

/s/ James E. Rogers	Chairman, Chief Executive Officer,	February 27, 2003
James E. Rogers	and Director of Cinergy Corp., CG&E, PSI, and ULH&P (Principal Executive Officer)

/s/ R. Foster Duncan	Executive Vice President and Chief	February 27, 2003
R. Foster Duncan	Financial Officer of Cinergy Corp., CG&E, PSI, and ULH&P and Director of CG&E and ULH&P (Principal Financial Officer)

/s/ Bernard F. Roberts	Vice President and Comptroller of	February 27, 2003
Bernard F. Roberts	Cinergy Corp., CG&E, PSI, and ULH&P (Principal Accounting Officer)

*                 The undersigned, by signing his name hereto, does hereby execute this Form 10-K on behalf of the officers and directors of the registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such officers and directors and incorporated by reference as an exhibit to this Form 10-K.

/s/ James E. Rogers
James E. Rogers Attorney-In-Fact
February 27, 2003

/s/ R. Foster Duncan
R. Foster Duncan Attorney-In-Fact
February 27, 2003

I, James E. Rogers, certify that:

1. I have reviewed this annual report on Form 10-K of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of the registrants’ board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6. The registrants’ other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/ James E. Rogers
Chief Executive Officer

I, R. Foster Duncan, certify that:

1. I have reviewed this annual report on Form 10-K of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of the registrants’ board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6. The registrants’ other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/ R. Foster Duncan
Chief Financial Officer