Form 10-Q
period 2003-03-31
UNION LIGHT HEAT & POWER CO; CINERGY CORP; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2003-05-12
CIK 100858, 899652, 81020, 20290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

As of April 30, 2003, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	176,091,329

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I FINANCIAL INFORMATION

1	Financial Statements
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
Consolidated Balance Sheets
Consolidated Statements of Cash Flows

PSI Energy, Inc.
Consolidated Statements of Income and Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows

The Union Light, Heat and Power Company
Statements of Income
Balance Sheets
Statements of Cash Flows

Notes to Financial Statements

Cautionary Statements Regarding Forward-Looking Information

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Organization
Liquidity and Capital Resources
2003 Quarterly Results of Operations - Historical
Results of Operations - Future

3	Quantitative and Qualitative Disclosures About Market Risk

4	Controls and Procedures

PART II OTHER INFORMATION

1	Legal Proceedings

4	Submission of Matters to a Vote of Security Holders

6	Exhibits and Reports on Form 8-K

Signatures

Certifications

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended March 31
	2003	2002
	(in thousands, except per share amounts)
	(unaudited)
Operating Revenues (Note 3)
Electric	$836,883	$779,376
Gas	398,913	190,064
Other	45,986	16,937
Total Operating Revenues	1,281,782	986,377

Operating Expenses
Fuel and purchased and exchanged power (Note 3)	279,483	229,290
Gas purchased (Note 3)	235,995	109,880
Operation and maintenance	326,661	262,578
Depreciation	106,023	98,566
Taxes other than income taxes	77,749	72,422
Total Operating Expenses	1,025,911	772,736

Operating Income	255,871	213,641

Equity in Earnings (Losses) of Unconsolidated Subsidiaries	592	4,689
Miscellaneous - Net	8,375	(1,309)
Interest	60,564	61,223
Preferred Dividend Requirement of Subsidiary Trust	5,970	5,913

Income Before Taxes	198,304	149,885

Income Taxes	57,823	53,777
Preferred Dividend Requirements of Subsidiaries	858	858

Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principles	139,623	95,250

Discontinued operations, net of tax	—	478
Cumulative effect of a change in accounting principles, net of tax (Note 1(j)(viii))	26,462	(10,899)
Net Income	$166,085	$84,829

Average Common Shares Outstanding	173,387	164,295

Earnings Per Common Share (Note 9)
Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principles	$0.81	$0.58
Discontinued operations, net of tax	—	—
Cumulative effect of a change in accounting principles, net of tax	0.15	(0.06)
Net Income	$0.96	$0.52

Earnings Per Common Share - Assuming Dilution (Note 9)
Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principles	$0.80	$0.58
Discontinued operations, net of tax	—	—
Cumulative effect of a change in accounting principles, net of tax	0.15	(0.06)
Net Income	$0.95	$0.52

Dividends Declared Per Common Share	$0.46	$0.45

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$259,159	$221,083
Restricted deposits	8,221	8,116
Notes receivable	96,884	135,873
Accounts receivable less accumulated provision for doubtful accounts of $12,881 at March 31, 2003, and $16,374 at December 31, 2002	1,383,244	1,292,410
Materials, supplies, and fuel (Note 1(d))	245,061	319,456
Energy risk management current assets (Note 1(c))	439,358	464,028
Prepayments and other	108,367	118,208
Total Current Assets	2,540,294	2,559,174

Property, Plant, and Equipment - at Cost
Utility plant in service	9,100,552	8,641,351
Construction work in progress	508,021	469,300
Total Utility Plant	9,608,573	9,110,651
Non-regulated property, plant, and equipment	4,355,409	4,704,904
Accumulated depreciation (Note 1(j)(iii))	5,184,319	5,166,881
Net Property, Plant, and Equipment	8,779,663	8,648,674

Other Assets
Regulatory assets	1,016,477	1,022,696
Investments in unconsolidated subsidiaries	427,378	417,188
Energy risk management non-current assets (Note 1(c))	92,631	162,773
Other investments	165,130	163,851
Goodwill	43,717	43,717
Other intangible assets	14,117	14,736
Other	336,811	273,099
Total Other Assets	2,096,261	2,098,060

Assets of Discontinued Operations	1,916	1,120

Total Assets	$13,418,134	$13,307,028

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$1,455,370	$1,321,968
Accrued taxes	235,646	254,823
Accrued interest	60,328	64,340
Notes payable and other short-term obligations (Note 5)	327,616	667,973
Long-term debt due within one year	318,949	191,454
Energy risk management current liabilities (Note 1(c))	434,111	407,710
Other	91,450	108,056
Total Current Liabilities	2,923,470	3,016,324

Non-Current Liabilities
Long-term debt (Note 4)	3,977,024	4,080,768
Deferred income taxes	1,507,089	1,471,872
Unamortized investment tax credits	115,792	118,095
Accrued pension and other postretirement benefit costs	642,121	626,167
Energy risk management non-current liabilities (Note 1(c))	84,805	143,991
Other	213,643	183,613
Total Non-Current Liabilities	6,540,474	6,624,506

Liabilities of Discontinued Operations	1,831	1,707

Total Liabilities	9,465,775	9,642,537

Preferred Trust Securities
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company	308,702	308,187

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,828	62,828

Common Stock Equity (Note 2)
Common stock - $.01 par value; authorized shares - 600,000,000; outstanding shares - 175,876,919 at March 31, 2003, and 168,663,115 at December 31, 2002	1,759	1,687
Paid-in capital	2,116,222	1,918,136
Retained earnings	1,491,861	1,403,453
Accumulated other comprehensive income (loss)	(29,013)	(29,800)
Total Common Stock Equity	3,580,829	3,293,476

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholders’ Equity	$13,418,134	$13,307,028

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(in thousands)
	(unaudited)

Quarter Ended March 31, 2003

Balance at January 1, 2003 (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$(29,800)	$3,293,476
Comprehensive income:
Net income			166,085		166,085
Other comprehensive income (loss), net of tax effect of ($275)
Foreign currency translation adjustment				2,090	2,090
Unrealized gain (loss) on investment trusts				(851)	(851)
Cash flow hedges (Note 1(j)(iv))				(452)	(452)
Total comprehensive income					166,872

Issuance of common stock - net (7,213,804 shares)	72	193,896			193,968
Dividends on common stock ($.46 per share)			(77,685)		(77,685)
Other		4,190	8		4,198

Ending balance at March 31, 2003 (175,876,919 shares)	$1,759	$2,116,222	$1,491,861	$(29,013)	$3,580,829

Quarter Ended March 31, 2002

Balance at January 1, 2002 (159,402,839 shares)	$1,594	$1,619,659	$1,337,135	$(16,929)	$2,941,459
Comprehensive income:
Net income			84,829		84,829
Other comprehensive income (loss), net of tax effect of $1,084
Foreign currency translation adjustment				(1,584)	(1,584)
Unrealized gain (loss) on investment trusts				(1,051)	(1,051)
Minimum pension liability adjustment				136	136
Cash flow hedges (Note 1(j)(iv))				240	240
Total comprehensive income					82,570

Issuance of common stock - net (7,423,257 shares)	75	215,894			215,969
Dividends on common stock ($.45 per share)			(71,882)		(71,882)
Other		3,785	8		3,793

Ending balance at March 31, 2002 (166,826,096 shares)	$1,669	$1,839,338	$1,350,090	$(19,188)	$3,171,909

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$166,085	$84,829
Items providing or (using) cash currently:
Depreciation	106,023	98,566
Loss (gain) on discontinued operations, net of tax	—	(478)
Cumulative effect of a change in accounting principles, net of tax	(26,462)	10,899
Change in net position of energy risk management activities	9,730	(50,005)
Deferred income taxes and investment tax credits - net	18,013	2,594
Equity in (earnings) losses of unconsolidated subsidiaries	(592)	(4,689)
Allowance for equity funds used during construction	(3,579)	(2,850)
Regulatory assets deferrals	(20,588)	(17,665)
Regulatory assets amortization	27,966	29,976
Accrued pension and other postretirement benefit costs	15,954	(105)
Deferred costs under gas recovery mechanism	(38,659)	5,955
Changes in current assets and current liabilities:
Restricted deposits	(105)	(728)
Accounts and notes receivable	(51,845)	76,442
Materials, supplies, and fuel	74,395	22,459
Prepayments	1,382	1,101
Accounts payable	133,402	(29,497)
Accrued taxes and interest	(23,189)	50,274
Other assets	3,489	13,449
Other liabilities	6,045	(6,918)

Net cash provided by (used in) operating activities	397,465	283,609

Financing Activities
Change in short-term debt	(340,357)	(205,918)
Issuance of long-term debt	35,000	—
Redemption of long-term debt	(11,270)	(30,722)
Retirement of preferred stock of subsidiaries	—	(2)
Issuance of common stock	193,968	215,969
Dividends on common stock	(77,685)	(71,882)

Net cash provided by (used in) financing activities	(200,344)	(92,555)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(151,187)	(187,678)
Acquisitions and other investments	(7,858)	(18,125)

Net cash provided by (used in) investing activities	(159,045)	(205,803)

Net increase (decrease) in cash and cash equivalents	38,076	(14,749)

Cash and cash equivalents at beginning of period	221,083	111,067

Cash and cash equivalents at end of period	$259,159	$96,318

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$67,259	$48,373
Income taxes	$66,477	$19,242

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended March 31
	2003	2002
	(in thousands)
	(unaudited)

Operating Revenues (Note 3)
Electric	$428,564	$398,119
Gas	275,276	179,609
Total Operating Revenues	703,840	577,728

Operating Expenses
Fuel and purchased and exchanged power (Note 3)	130,554	107,248
Gas purchased	171,765	107,968
Operation and maintenance	134,760	105,855
Depreciation	49,264	48,160
Taxes other than income taxes	60,518	53,486
Total Operating Expenses	546,861	422,717

Operating Income	156,979	155,011

Miscellaneous - Net	6,584	(3,704)
Interest	25,841	22,855

Income Before Taxes	137,722	128,452

Income Taxes	51,424	50,867

Income Before Cumulative Effect of a Change in Accounting Principles	86,298	77,585

Cumulative effect of a change in accounting principles, net of tax (Note 1(j)(viii))	30,938	—

Net Income	$117,236	$77,585

Preferred Dividend Requirement	211	211

Net Income Applicable to Common Stock	$117,025	$77,374

Net Income	$117,236	$77,585

Other Comprehensive Income (Loss), Net of Tax Effect	(306)	(172)

Comprehensive Income	$116,930	$77,413

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$26,870	$45,336
Restricted deposits	3,037	3,071
Notes receivable from affiliated companies	207,402	148,823
Accounts receivable less accumulated provision for doubtful accounts of $2,707 at March 31, 2003, and $5,942 at December 31, 2002	106,416	117,269
Accounts receivable from affiliated companies	27,650	97,584
Materials, supplies, and fuel	94,226	121,881
Energy risk management current assets (Note 1(c))	74,339	57,912
Prepayments and other	14,409	8,560
Total Current Assets	554,349	600,436

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	2,097,439	2,073,133
Gas	1,019,175	1,003,870
Common	249,593	248,938
Total Utility Plant In Service	3,366,207	3,325,941
Construction work in progress	80,664	84,249
Total Utility Plant	3,446,871	3,410,190
Non-regulated property, plant, and equipment	3,469,525	3,445,056
Accumulated depreciation (Note 1(j)(iii))	2,692,027	2,712,105
Net Property, Plant, and Equipment	4,224,369	4,143,141

Other Assets
Regulatory assets	596,271	604,776
Energy risk management non-current assets (Note 1(c))	33,946	64,762
Other investments	1,081	1,082
Other	193,325	127,550
Total Other Assets	824,623	798,170

Total Assets	$5,603,341	$5,541,747

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$241,667	$195,812
Accounts payable to affiliated companies	40,652	146,558
Accrued taxes	159,892	159,199
Accrued interest	18,042	22,872
Notes payable and other short-term obligations (Note 5)	112,100	112,100
Notes payable to affiliated companies (Note 5)	3,260	8,947
Long-term debt due within one year	230,000	120,000
Energy risk management current liabilities (Note 1(c))	89,627	49,288
Other	37,255	37,160
Total Current Liabilities	932,495	851,936

Non-Current Liabilities
Long-term debt	1,459,760	1,569,713
Deferred income taxes	916,930	882,628
Unamortized investment tax credits	83,695	85,198
Accrued pension and other postretirement benefit costs	205,087	201,284
Energy risk management non-current liabilities (Note 1(c))	20,335	31,326
Other	84,583	88,843
Total Non-Current Liabilities	2,770,390	2,858,992

Total Liabilities	3,702,885	3,710,928

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at March 31, 2003, and December 31, 2002	762,136	762,136
Paid-in capital	586,292	586,292
Retained earnings	557,595	487,652
Accumulated other comprehensive income (loss)	(26,052)	(25,746)
Total Common Stock Equity	1,879,971	1,810,334

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder’s Equity	$5,603,341	$5,541,747

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$117,236	$77,585
Items providing or (using) cash currently:
Depreciation	49,264	48,160
Deferred income taxes and investment tax credits - net	13,092	7,465
Cumulative effect of a change in accounting principles, net of tax	(30,938)	—
Change in net position of energy risk management activities	1,041	(2,069)
Allowance for equity funds used during construction	(719)	543
Regulatory assets deferrals	(5,949)	(11,131)
Regulatory assets amortization	16,376	11,494
Accrued pension and other postretirement benefit costs	3,803	(307)
Deferred costs under gas cost recovery mechanism	(38,659)	5,955
Changes in current assets and current liabilities:
Restricted deposits	34	(764)
Accounts and notes receivable	103,008	121,927
Materials, supplies, and fuel	27,655	33,593
Prepayments	361	535
Accounts payable	(60,051)	(59,074)
Accrued taxes and interest	(4,137)	34,192
Other assets	(4,677)	4,331
Other liabilities	(6,924)	980

Net cash provided by (used in) operating activities	179,816	273,415

Financing Activities
Change in short-term debt, including net affiliate notes	(86,487)	(141,171)
Dividends on preferred stock	(211)	(211)
Dividends on common stock	(47,082)	(44,787)

Net cash provided by (used in) financing activities	(133,780)	(186,169)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(64,501)	(80,191)
Other investments	(1)	(840)

Net cash provided by (used in) investing activities	(64,502)	(81,031)

Net increase (decrease) in cash and cash equivalents	(18,466)	6,215

Cash and cash equivalents at beginning of period	45,336	9,074

Cash and cash equivalents at end of period	$26,870	$15,289

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$30,010	$9,551
Income taxes	$29,451	$12,620

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended March 31
	2003	2002
	(in thousands)
	(unaudited)

Operating Revenues (Note 3)
Electric	$411,688	$366,401

Operating Expenses
Fuel and purchased and exchanged power (Note 3)	166,872	123,049
Operation and maintenance	112,385	115,079
Depreciation	42,712	37,748
Taxes other than income taxes	15,882	16,397
Total Operating Expenses	337,851	292,273

Operating Income	73,837	74,128

Miscellaneous - Net	2,158	5,351
Interest	20,115	19,291

Income Before Taxes	55,880	60,188

Income Taxes	21,659	22,105

Income Before Cumulative Effect of a Change in Accounting Principle	34,221	38,083

Cumulative effect of a change in accounting principle, net of tax (Note 1(j)(viii))	(494)	—

Net Income	$33,727	$38,083

Preferred Dividend Requirement	647	647

Net Income Applicable to Common Stock	$33,080	$37,436

Net Income	$33,727	$38,083

Other Comprehensive Income (Loss), Net of Tax Effect	(630)	(497)

Comprehensive Income	$33,097	$37,586

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$4,095	$2,007
Restricted deposits	20	20
Notes receivable from affiliated companies	37,548	53,755
Accounts receivable less accumulated provision for doubtful accounts of $1,927 at March 31, 2003, and $5,656 at December 31, 2002	62,504	84,819
Accounts receivable from affiliated companies	439	437
Materials, supplies, and fuel	132,959	137,292
Energy risk management current assets (Note 1(c))	8,023	8,701
Prepayments and other	34,806	44,725
Total Current Assets	280,394	331,756

Property, Plant, and Equipment - at Cost
Utility plant in service	5,734,345	5,315,410
Construction work in progress	427,357	385,051
Total Utility Plant	6,161,702	5,700,461
Accumulated depreciation	2,374,840	2,334,157
Net Property, Plant, and Equipment (Note 11)	3,786,862	3,366,304

Other Assets
Regulatory assets	420,206	417,920
Energy risk management non-current assets (Note 1(c))	12,539	16,590
Other investments	54,477	54,683
Other	42,044	35,703
Total Other Assets	529,266	524,896

Total Assets	$4,596,522	$4,222,956

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$73,155	$113,563
Accounts payable to affiliated companies	39,150	107,364
Accrued taxes	107,385	105,960
Accrued interest	26,811	23,078
Notes payable and other short-term obligations (Note 5)	—	35,000
Notes payable to affiliated companies (Note 5)	229,865	138,055
Long-term debt due within one year	83,838	56,000
Energy risk management current liabilities (Note 1(c))	7,133	8,000
Other	22,550	22,335
Total Current Liabilities	589,887	609,355

Non-Current Liabilities
Long-term debt (Note 4)	1,699,186	1,315,984
Deferred income taxes	536,174	538,745
Unamortized investment tax credits	32,097	32,897
Accrued pension and other postretirement benefit costs	188,107	184,299
Energy risk management non-current liabilities (Note 1(c))	15,837	17,157
Other	89,647	80,879
Total Non-Current Liabilities	2,561,048	2,169,961

Total Liabilities	3,150,935	2,779,316

Cumulative Preferred Stock
Not subject to mandatory redemption	42,343	42,343

Common Stock Equity
Common stock - without par value; $.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at March 31, 2003, and December 31, 2002	539	539
Paid-in capital	426,931	426,931
Retained earnings	984,523	981,946
Accumulated other comprehensive income (loss)	(8,749)	(8,119)
Total Common Stock Equity	1,403,244	1,401,297

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder’s Equity	$4,596,522	$4,222,956

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$33,727	$38,083
Items providing or (using) cash currently:
Depreciation	42,712	37,748
Cumulative effect of a change in accounting principle, net of tax	494	—
Deferred income taxes and investment tax credits - net	(2,654)	(8,580)
Change in net position of energy risk management activities	(1,245)	133
Allowance for equity funds used during construction	(2,860)	(3,393)
Regulatory assets deferrals	(14,639)	(6,534)
Regulatory assets amortization	11,590	18,482
Accrued pension and other postretirement benefit costs	3,808	2,864
Changes in current assets and current liabilities:
Restricted deposits	—	(2)
Accounts and notes receivable	38,520	99,305
Materials, supplies, and fuel	4,333	(16,776)
Prepayments	1,345	1,074
Accounts payable	(108,622)	(60,867)
Accrued taxes and interest	5,158	37,874
Other assets	7,355	534
Other liabilities	1,066	128

Net cash provided by (used in) operating activities	20,088	140,073

Financing Activities
Change in short-term debt, including net affiliate notes	56,810	24,057
Issuance of long-term debt	35,000	—
Redemption of long-term debt	—	(23,000)
Retirement of preferred stock	—	(2)
Dividends on preferred stock	(647)	(647)
Dividends on common stock	(30,503)	(26,944)

Net cash provided by (used in) financing activities	60,660	(26,536)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(77,833)	(104,977)
Other investments	(827)	(3,557)

Net cash provided by (used in) investing activities	(78,660)	(108,534)

Net increase (decrease) in cash and cash equivalents	2,088	5,003

Cash and cash equivalents at beginning of period	2,007	1,587

Cash and cash equivalents at end of period	$4,095	$6,590

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$20,465	$22,819
Income taxes	$36,000	$6,590

Non-cash financing and investing activities:
Issuance of promissory notes to affiliated company for acquisition of assets	$375,969	$—

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF INCOME

	Quarter Ended March 31
	2003	2002
	(in thousands)
	(unaudited)

Operating Revenues
Electric	$54,929	$51,857
Gas	49,384	35,204
Total Operating Revenues	104,313	87,061

Operating Expenses
Electricity purchased from parent company for resale	39,123	36,838
Gas purchased	31,500	22,889
Operation and maintenance	12,585	9,452
Depreciation	4,445	4,220
Taxes other than income taxes	1,161	1,201
Total Operating Expenses	88,814	74,600

Operating Income	15,499	12,461

Miscellaneous - Net	1,479	(5,168)
Interest	1,502	1,505

Income Before Taxes	15,476	5,788

Income Taxes	6,070	1,904

Net Income	$9,406	$3,884

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

ASSETS

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$7,559	$3,926
Notes receivable from affiliated companies	9,902	13,337
Accounts receivable less accumulated provision for doubtful accounts of $91 at March 31, 2003, and $84 at December 31, 2002	710	703
Accounts receivable from affiliated companies	682	1,671
Materials, supplies, and fuel	3,516	8,182
Prepayments and other	158	316
Total Current Assets	22,527	28,135

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	262,800	258,094
Gas	221,244	215,505
Common	31,629	31,679
Total Utility Plant In Service	515,673	505,278
Construction work in progress	11,482	14,745
Total Utility Plant	527,155	520,023
Accumulated depreciation	191,743	187,876
Net Property, Plant, and Equipment	335,412	332,147

Other Assets
Regulatory assets	9,678	5,134
Other	22,309	16,811
Total Other Assets	31,987	21,945

Total Assets	$389,926	$382,227

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	March 31 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$13,565	$8,816
Accounts payable to affiliated companies	20,331	22,297
Accrued taxes	1,016	1,487
Accrued interest	1,217	1,226
Long-term debt due within one year	20,000	20,000
Notes payable to affiliated companies (Note 5)	4,543	14,076
Other	6,658	6,368
Total Current Liabilities	67,330	74,270

Non-Current Liabilities
Long-term debt	54,661	54,653
Deferred income taxes	47,877	43,360
Unamortized investment tax credits	3,077	3,143
Accrued pension and other postretirement benefit costs	15,891	15,620
Other	14,520	14,017
Total Non-Current Liabilities	136,026	130,793

Total Liabilities	203,356	205,063

Common Stock Equity
Common stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at March 31, 2003, and December 31, 2002	8,780	8,780
Paid-in capital	23,644	23,644
Retained earnings	154,206	144,800
Accumulated other comprehensive income (loss)	(60)	(60)
Total Common Stock Equity	186,570	177,164

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder’s Equity	$389,926	$382,227

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$9,406	$3,884
Items providing or (using) cash currently:
Depreciation	4,445	4,220
Deferred income taxes and investment tax credits - net	4,451	(727)
Allowance for equity funds used during construction	(85)	(47)
Regulatory assets deferrals	(33)	4,687
Regulatory assets amortization	(22)	(887)
Accrued pension and other postretirement benefit costs	271	(43)
Deferred costs under gas cost recovery mechanism	(9,372)	4,347
Changes in current assets and current liabilities:
Accounts and notes receivable	4,417	14,388
Materials, supplies, and fuel	4,666	7,272
Prepayments	158	150
Accounts payable	2,783	3,648
Accrued taxes and interest	(480)	1,990
Other assets	20	224
Other liabilities	174	397

Net cash provided by (used in) operating activities	20,799	43,503

Financing Activities
Change in short-term debt, including net affiliate notes	(9,533)	(35,978)

Net cash provided by (used in) financing activities	(9,533)	(35,978)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(7,633)	(7,382)
Other investments	—	(114)

Net cash provided by (used in) investing activities	(7,633)	(7,496)

Net increase (decrease) in cash and cash equivalents	3,633	29

Cash and cash equivalents at beginning of period	3,926	4,099

Cash and cash equivalents at end of period	$7,559	$4,128

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$1,437	$875
Income taxes	$3,000	$1,901

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

1.                        Summary of Significant Accounting Policies

(a)                                  Presentation

Our Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results.  These statements should be read in conjunction with the Financial Statements and the notes thereto included in the registrants’ combined Form 10-K for the year ended December 31, 2002 (2002 10-K).  Certain amounts in the 2002 Financial Statements have been reclassified to conform to the 2003 presentation.

(b)                                  Financial Derivatives

We use derivative financial instruments to manage funding costs and exposures to fluctuations in interest rates.

We account for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which requires all derivatives that are not exempted to be accounted for at fair value.  Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the income statement for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges.  To qualify for hedge accounting, financial instruments must be designated as a hedge (for example, an offset of interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the hedged item.  Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

We use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows) and treasury locks (an agreement that fixes the yield or price on a specific treasury security for a specific period, which we sometimes use in connection with the issuance of fixed rate debt).  We account for such derivatives at fair value, and we assess the effectiveness of any interest rate swaps and/or treasury locks used in hedging activities.

At March 31, 2003, the ineffectiveness of instruments that we have classified as cash flow hedges of variable-rate debt instruments was not material.  Reclassification of unrealized gains or losses on cash flow hedges of debt instruments from Accumulated other comprehensive income (loss) occurs as interest is accrued on the debt instrument.  We currently estimate that on an after-tax basis, $5 million of unrealized losses will be reclassified as a charge to Interest during the twelve-month period ending March 31, 2004.  See (j)(iv) below for further discussion of Statement 133.

(c)                                  Energy Marketing and Trading

We market and trade electricity, natural gas, coal, and other energy-related products.  We designate derivative transactions as trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  Derivatives are classified as non-trading only when we have the intent and projected ability to fulfill substantially all obligations from company-owned assets.  Such classification is generally limited to the sale of generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies’ franchise service territory).  All other energy derivatives (excluding electric, coal, and gas purchase contracts for use in serving our native load requirements) are classified as trading.  Gas trading is comprised of transactions for which gas is physically delivered to a customer (physical gas trading), as well as transactions that are financial in nature for which delivery rarely occurs (financial gas trading).  Since Cinergy owns no gas production and has limited transmission capabilities, all gas transactions (other than procurement and sale of gas to The Cincinnati Gas & Electric Company (CG&E) and to The Union Light, Heat and Power Company (ULH&P) retail customers) are considered trading whether physical or financial.  Certain gas and coal contracts do not meet the definition of a derivative and, therefore, are not required to be classified as trading or non-trading.

We account for non-trading derivatives and non-derivative energy contracts on the accrual basis of accounting (accrual contracts).  Non-trading derivatives are accounted for as accrual only if the contract qualifies for the normal purchases and sales scope exception in Statement 133.  We account for all trading derivatives using the fair value method of accounting.  Under the fair value method of accounting, unrealized trading derivatives are shown at fair value in our Balance Sheets as Energy risk management assets and Energy risk management liabilities.  All changes in fair value of such contracts are reflected as gains or losses in our Statements of Income.  In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  This decision required that non-derivative contracts previously accounted for at fair value be accounted for on an accrual basis, beginning January 1, 2003.  See (j)(i) below for further discussion.

In 2003, we began reflecting realized and unrealized gains and losses on trading derivatives on a net basis in Operating Revenues pursuant to the requirements of EITF 02-3, regardless of whether the transactions were settled physically.  Prior to 2003, the realized results for trading contracts that were physical in nature were presented as either (a) Operating Revenues, if sales contracts or (b) Fuel and purchased and exchanged power expense or Gas purchased expense, if purchase contracts.  The presentation for 2002 has been reclassified to conform to the new presentation.  Non-trading derivatives, as well as substantially all energy marketing contracts that are not derivatives, are presented on a gross basis in Operating Revenues or Fuel and purchased and exchanged power expense.  (For more information see Note 3).

Although we intend to settle accrual contracts with company-owned assets, occasionally we settle these contracts with purchases on the open trading markets.  The cost of these purchases could be in excess of the associated revenues.  We recognize the gains or losses on these transactions as delivery occurs.  Due to the infrequency of such settlements, both historical and projected, and the fact that physical settlement to the customer still occurs, we continue to apply the normal purchases and sales exemption to such physical contracts that constitute derivatives.  Open market purchases may occur for the following reasons:

•                  generating station outages;

•                  least-cost alternative;

•                  native load requirements; and

•                  extreme weather.

We anticipate that some of the electricity obligations, even though considered trading derivatives, will ultimately be settled using company-owned generation.  The variable cost of this generation is usually below the market price at which the trading portfolio has been valued.  The potential for earnings volatility from period to period is increased due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

We value trading derivatives using end-of-the-period fair values, utilizing the following factors (as applicable):

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

(d)                                  Inventory

Prior to January 1, 2003, natural gas inventory for our domestic gas trading operation, Cinergy Marketing & Trading, LP (Marketing & Trading) was accounted for at fair value.  All other inventory was accounted for at the lower of cost or market, cost being determined through the weighted average method.  Effective January 1, 2003, accounting for Marketing & Trading’s gas inventory was adjusted to the lower of cost or market method with a cumulative effect adjustment, as required by EITF 02-3.  See (j)(i) below for additional discussion of the impacts of adopting EITF 02-3.

(e)                                  Intangible Assets

Goodwill and other intangibles with indefinite lives are not amortized.  Goodwill is assessed for impairment annually, or when circumstances indicate that the fair value of a reporting unit has declined significantly, by applying a fair-value-based test.  This test is applied at the “reporting unit” level, which is not broader than the current business segments discussed in Note 8.  Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so.

(f)                                    Impairment of Long-lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  So long as an asset or group of assets is not held for sale, the determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets.  If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value.  Once assets are classified as held for sale, the comparison of undiscounted cash flows to carrying value is disregarded and an impairment loss is recognized for any amount by which the carrying value exceeds the fair value of the assets.

Cinergy has classified certain non-core investments as held for sale.  The results of operations for these investments are presented as Discontinued operations, net of tax in our financial statements.

(g)                                 Stock-Based Compensation

We have historically accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Effective January 1, 2003, Cinergy adopted prospectively the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), for all employee awards granted or modified after January 1, 2003.  The following table illustrates the effect on our Net Income and Earnings Per Common Share (EPS) if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Quarter Ended March 31
		(in millions, except per share amounts)
		2003	2002

Net income, as reported		$166	$85

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects.	4	3

Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	5	3

Pro-forma net income		$165	$85

EPS - as reported		$0.96	$0.52
EPS - pro-forma		$0.95	$0.52

EPS Assuming Dilution - as reported		$0.95	$0.52
EPS Assuming Dilution - pro-forma		$0.94	$0.52

The pro-forma amounts reflect certain assumptions used in estimating fair values.  As a result of this and other factors which may effect the timing and amounts of stock-based compensation, the pro-forma effect on Net Income and EPS may not be representative of future periods.

(h)                                 Asset Retirement Obligations

We recognize the fair value of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  The initial recognition of this liability is accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense).  Additional depreciation expense is recorded prospectively for any property, plant, and equipment increases.

We do not recognize liabilities for asset retirement obligations for which the fair value cannot be reasonably estimated.  CG&E and PSI Energy, Inc. (PSI) have asset retirement obligations associated with river structures at certain generating stations.  However, the retirement date for these river structures cannot be determined; therefore, the fair value of the associated liability currently cannot be estimated and no amounts are recognized in the financial statements herein.

Effective with our adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143), on January 1, 2003, we do not accrue the estimated cost of removal when no obligation exists for any of our non-regulated assets, even if removal of the asset is likely.  For our rate-regulated assets where our tariff rate includes a cost of removal component, we recognize a charge for estimated cost of removal under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71), as part of depreciation.  This includes most assets for PSI, CG&E, except for its generating assets, and ULH&P.  See (j)(iii) for additional information.

(i)                                    Operating Revenues

Our operating companies record Operating revenues for electric and gas service when delivered to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenue” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenue, we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is subsequently billed.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of March 31, 2003 and 2002, were as follows:

	2003	2002
	(in millions)

Cinergy	$119	$123
CG&E and subsidiaries	67	68
PSI	52	55
ULH&P	12	11

(j)                                    Accounting Changes

(i)                    Energy Trading

In October 2002, the EITF reached consensus in EITF 02-3, to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of new derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.  The consensus to rescind EITF 98-10 required most energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of $13 million for Cinergy and $8 million for CG&E, which includes primarily the impact of certain coal contracts, gas inventory, and certain gas contracts, which were all accounted for at fair value.  We expect the ongoing impact of this rescission to have the largest impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase volatility in reported results of operations.

The consensus to require all gains and losses on energy trading derivatives to be presented net in the Statements of Income was effective January 1, 2003, and required reclassification for all periods presented.  This resulted in substantial reductions in reported Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense.  However, Operating Income and Net Income were not affected by this change.  See Note 3 for additional information.

(ii)                Business Combinations and Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142).  Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization.  Statement 142 requires that goodwill be assessed for impairment upon adoption (transition impairment test) and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards.  This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 8.  Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002.  The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations.  We finalized our transition impairment test in the fourth quarter of 2002 and have recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This amount is reflected in Cinergy’s Statements of Income as a Cumulative effect of a change in accounting principles, net of tax.  While Statement 142 did not require the initial transition impairment test to be completed until December 31, 2002, it required a transition impairment charge to be reflected as of January 1, 2002.  We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

(iii)            Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets, at the time the obligations are incurred.  The initial recognition of this liability is accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense).  Additional depreciation expense is recorded prospectively for any property, plant, and equipment increases.

We previously accrued costs of removal on many long-lived assets through depreciation expense if we believed removal of the assets at the end of their useful life was likely.  The Securities and Exchange Commission (SEC) staff has interpreted Statement 143 to disallow the accrual of estimated cost of removal when no obligation exists under Statement 143, even if removal of the asset is likely.  As a result, all accumulated cost of removal for our non-regulated assets, primarily CG&E’s generation assets, was reversed upon adoption.  However, accrued cost of removal for rate-regulated assets is recoverable through our rates as a component of depreciation.  Since Statement 71 applies, accruing estimated cost of removal continues to be acceptable.  As a result, accumulated cost of removal was not reversed upon adoption of Statement 143 for the rate-regulated assets of PSI, CG&E, and ULH&P.

We adopted Statement 143 on January 1, 2003, and Cinergy and CG&E both recognized a gain of $39 million (net of tax) for the cumulative effect of this change in accounting principle.  Substantially all of this adjustment reflects the reversal of previously accrued cost of removal for CG&E’s generating assets, which do not apply Statement 71.  Accumulated Depreciation at adoption includes $316 million, $25 million, and $146 million of accumulated cost of removal related to PSI’s, ULH&P’s, and CG&E’s utility plant in service assets, respectively, which represent regulatory liabilities and were not included as part of the cumulative effect adjustment.  The increases in assets and liabilities from adopting Statement 143 were not material to our financial position.

Pro-forma results as if Statement 143 was applied retroactively for the years ended December 31, 2002, 2001, and 2000 and the quarter ended March 31, 2002 are not materially different from reported results.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the statement of cash flows.  Implementation issues that have been previously cleared by the FASB staff will continue to be applied in accordance with their respective effective dates at the time that they were cleared and new guidance has varying implementation provisions, none of which will apply until the third quarter of 2003.  We have begun to evaluate the impacts of adopting Statement 149 but are currently unable to determine whether the impacts will be material to our results of operations or financial position.

There has been recent discussion about the use of broad market indices (e.g., consumer price index) in power sales contracts and whether such indices disqualify capacity contracts that otherwise qualify for the use of the normal purchases and sales scope exception.  In April 2003, the FASB staff provided some proposed clarifications on this issue.  This guidance is currently open for public comment.  We expect this guidance to be finalized sometime during the summer of 2003, with a proposed effective date for Cinergy of October 1, 2003.  We are unable to determine whether the impact of this recent interpretation would be material to our results of operations or financial position until the FASB staff finalizes its guidance.

(v)                  Exit Activities

In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146).  Statement 146 addresses accounting and reporting for the recognition of exit costs, including, but not limited to, one-time employee benefit terminations, contract cancellations, and facility consolidations.  This statement requires that such costs be recognized only when they meet the definition of a liability under generally accepted accounting principles.  However, Statement 146 applies only to exit activities initiated in 2003 and after.  All costs recorded through December 31, 2002, were unaffected by this pronouncement.  The impact of adoption on our financial position and results of operations was not material.

(vi)              Accounting for Stock-Based Compensation

We have historically accounted for our stock-based compensation plans under APB 25.  In July 2002, Cinergy announced that it would adopt Statement 123 for all employee awards granted or modified after January 1, 2003, and would begin measuring the compensation cost of stock-based awards under the fair value method.  In December 2002, the FASB issued Statement 148, which amends Statement 123 and APB Opinion No. 28, Interim Financial Reporting.  Statement 148 provides alternative methods of transition to Statement 123 and more expanded disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  Cinergy adopted Statement 148 on January 1, 2003, and has adopted the transition provisions that require expensing options prospectively beginning in the year of adoption.  Awards granted prior to January 1, 2003, will continue to follow the intrinsic value method prescribed by APB 25.  The impact of adoption on our financial position and results of operations, assuming award levels and fair values similar to past years, is not material.  This change will primarily impact the accounting for stock options and other performance based awards related to the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan, the Cinergy Corp. Employee Stock Purchase and Savings Plan, and the Cinergy Corp. Stock Option Plan.

(vii)          Consolidation of Special Purpose Entities (SPE)

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities in January 2003.  This interpretation will significantly change the consolidation requirements for SPEs.  We have begun reviewing the impact of this interpretation but have not yet concluded whether consolidation of certain SPEs will be required.  There are two SPEs for which consolidation may be required.  These SPEs have individual power sale agreements to an unrelated third party for approximately 45 megawatts (MW) of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, the SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading) to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.

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

If appropriate, consolidation of all assets and liabilities of these two SPEs, at their carrying values, will be required in the third quarter of 2003.  Approximately $225 million of non-recourse debt would be included in Cinergy’s Balance Sheet upon initial consolidation.  However, the impact on results of operations would be expected to be immaterial.

Cinergy believes that its accounts receivable sale facility, as discussed in the 2002 10-K, would remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and this interpretation.

(viii)      Cumulative effect of a change in accounting principles, net of tax

The following table summarizes the various cumulative effect adjustments (net of tax) discussed above for the rescission of EITF 98-10, and the adoption of Statement 142 and Statement 143:

	Quarter Ended March 31
	2003	2002
	(in thousands)

Cinergy(1)
Goodwill impairment (Statement 142 adoption)	$—	$(10,899)
Rescission of EITF 98-10 (EITF 02-3 adoption)	(12,512)	—
Asset retirement obligation (Statement 143 adoption)	38,974	—
	26,462	(10,899)

CG&E
Rescission of EITF 98-10 (EITF 02-3 adoption)	(8,239)	—
Asset retirement obligation (Statement 143 adoption)	39,177	—
	30,938	—
PSI
Rescission of EITF 98-10 (EITF 02-3 adoption)	(494)	—
	(494)	—

(1)	The results of Cinergy also include amounts related to non-registrants.

2.                        Common Stock

As discussed in the 2002 10-K, Cinergy currently issues new Cinergy Corp. common stock shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the first quarter of 2003, Cinergy issued approximately 1.5 million shares under these plans.

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

3.                        Change in Method of Revenue Presentation for Energy Trading Derivatives

In October 2002, the EITF reached consensus in EITF 02-3 to require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.  This consensus was effective beginning January 1, 2003, and required reclassification for the quarter ended March 31, 2002.

We have reclassified amounts in our Statements of Income in accordance with EITF 02-3.  The table below presents the effect of the change in revenue presentation on Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense for the quarter ended March 31, 2002.  Operating Income and Net Income were not affected by this change.

	Cinergy(1)	CG&E and subsidiaries	PSI
	(in thousands)

Electric Operating Revenues as previously reported	$1,283,424	$635,886	$629,844

Adjustment for effect of EITF 02-3 implementation	(492,921)	(237,767)	(263,443)
Other(2)	(11,127)	—	—

Electric Operating Revenues as adjusted	779,376	398,119	366,401

Gas Operating Revenues as previously reported	903,261	179,609	—

Adjustment for effect of EITF 02-3 implementation	(713,197)	—	—

Gas Operating Revenues as adjusted	190,064	179,609	—

Fuel and purchased and exchanged power expense as previously reported	727,547	345,015	386,492

Adjustment for effect of EITF 02-3 implementation	(492,921)	(237,767)	(263,443)
Other(2)	(5,336)	—	—

Fuel and purchased and exchanged power expense as adjusted	229,290	107,248	123,049

Gas purchased expense as previously reported	823,077	107,968	—

Adjustment for effect of EITF 02-3 implementation	(713,197)	—	—

Gas purchased expense as adjusted	109,880	107,968	—

(1)	The results of Cinergy also include amounts related to non-registrants and include the elimination of certain intercompany amounts.
(2)	Item represents amounts reclassified to Discontinued operations, net of tax.

4.                                      Long-term Debt

In October 2002, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) for the purpose of securing authorization and approval to issue two subordinated promissory notes to Cinergy Corp. for the acquisition of the Butler County, Ohio and Henry County, Indiana peaking plants.  In January 2003, the IURC granted this request, and in February 2003, PSI issued the notes.  One subordinated note was for the principal amount of $200 million with an annual interest rate of 6.302% and will mature on April 15, 2004.  The second subordinated note was for $176 million with an annual interest rate of 6.403% and will mature on September 1, 2004.

On March 7, 2003, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $35 million of its Environmental Refunding Revenue Bonds Series 2003, due April 1, 2022.  Interest was initially set at 1.05% and will reset every 35 days by auction. The bonds are not putable by the holders; therefore, PSI’s debt obligation is classified as Long-term debt.  On March 28, 2003, the proceeds from this borrowing plus the interest income earned were used to cause the refunding of the $35 million principal amount outstanding of the City of Princeton, Indiana Pollution Control Revenue Refunding Bonds, 1997 Series.

On April 25, 2003, PSI redeemed $26.8 million of the following Series A, Medium-term Notes:

Principal Amount	Interest Rate	Maturity Date
(in millions)

$2.0	8.37%	11/08/2006
5.0	8.81	05/16/2022
3.0	8.80	05/18/2022
16.8	8.67	06/01/2022

5.                        Notes Payable and Other Short-term Obligations

At March 31, 2003, Cinergy Corp. had $796 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities included the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
		(in millions)

364-day senior revolving	April 2003
Direct borrowing		$	$—	$
Commercial paper support			193

Total 364-day facility		600	193	407

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of Credit support			11

Total three-year facility		400	11	389

Total credit facilities		$1,000	$204	$796

In April 2003, Cinergy Corp. successfully placed a $600 million, 364-day senior unsecured revolving credit facility.  This facility replaces a $600 million, 364-day facility that expired April 30, 2003.

The following table summarizes our Notes payable and other short-term obligations, and Notes payable to affiliated companies.

	March 31, 2003		December 31, 2002
	Established Lines	Outstanding	Established Lines	Outstanding
	(in millions)
Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$25
Uncommitted lines (1)	65	—	65	—
Commercial paper (2)		193		473

Operating companies
Uncommitted lines (1)	75	—	75	—
Pollution control notes		112		147

Non-regulated subsidiaries
Revolving lines	8	1	7	1
Short-term debt	22	22	22	22

Cinergy Total		$328		$668

CG&E and subsidiaries
Uncommitted lines (1)	$15	$—	$15	$—
Pollution control notes		112		112
Money pool		3		9

CG&E Total		$115		$121

PSI
Uncommitted lines (1)	$60	$—	$60	$—
Pollution control notes		—		35
Money pool		230		138

PSI Total		$230		$173

ULH&P
Money pool		$5		$14

ULH&P Total		$5		$14

(1)	Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.
(2)	The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines.

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

6.                        Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function.  As of March 31, 2003, approximately 98 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed by a parent company or other entity rated Investment Grade.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s creditworthiness, financial status, or public debt ratings.

7.                        Commitments and Contingencies

(a)                                  Guarantees

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

Cinergy has guaranteed the payment of $33 million as of March 31, 2003, for unconsolidated subsidiaries’ debt and for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by the unconsolidated subsidiary or an unexcused breach of guaranteed payment obligations by certain directors, officers, and key employees.  The majority of these guarantees expire in two years.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operation and maintenance agreements and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential amount to be $133 million under these guarantees as of March 31, 2003.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreements, generally 15 to 20 years.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential amount is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs.  Cinergy has estimated the maximum potential amount, where estimable, to be $129 million under these indemnification provisions and considers the likelihood of making any material payments under these provisions to be remote.  The termination period for the majority of matters provided by indemnification provisions in purchase and sale agreements generally ranges from one to six years.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

(b)                                  Ozone Transport Rulemakings

In June 1997, the Ozone Transport Assessment Group, which consisted of 37 states, made a wide range of recommendations to the Environmental Protection Agency (EPA) to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-compliant with ozone standards) in the Northeast, Midwest, and South.  Ozone transport refers to wind-blown movement of ozone and ozone-causing materials across city and state boundaries.

(i)               Nitrogen Oxide (NOX) State Implementation Plan (SIP) Call

In October 1998, the EPA finalized its ozone transport rule, also known as the NOX SIP Call.  It applied to 22 states in the eastern half of the United States (U.S.), including the three states in which our electric utilities operate, and proposed a model NOX emission allowance trading program.  This rule recommended that states reduce NOX emissions primarily from industrial and utility sources to a certain level by May 2003.

In August 2000, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) extended the deadline for NOX reductions to May 31, 2004.  In June 2001, the Court of Appeals remanded portions of the NOX SIP Call to the EPA for reconsideration of how growth was factored into the state NOX budgets.  On May 1, 2002, the EPA published, in the Federal Register, a final rule reaffirming its growth factors and state NOX budgets, with additional explanation.  The states of West Virginia and Illinois, along with various industry groups (some of which we are a member), have challenged the growth factors and state NOX budgets in an action filed in the Court of Appeals.  It is unclear when the Court of Appeals will reach a decision in this case, or whether this decision will result in an increase or decrease in the size of the NOX reduction requirement, or a deferral of the May 31, 2004 compliance deadline.

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively.  On November 8, 2001, the EPA approved Indiana’s SIP rules, which became effective December 10, 2001.  On April 11, 2002, the EPA proposed direct final approval of Kentucky’s rules and they became effective on June 10, 2002.  The state of Ohio completed its NOX SIP rules in response to the NOX SIP Call on July 8, 2002, with an effective date of July 18, 2002.  On January 16, 2003, the EPA proposed a direct final rule to approve Ohio’s SIP.  The EPA has since withdrawn that proposal, and now intends to issue a conditional approval, which will not take effect until Ohio changes one specific aspect of its final rule (relating to the date flow control takes effect).  Cinergy’s current plans for compliance with the EPA’s NOX SIP Call would also satisfy compliance with Indiana’s, Kentucky’s, and Ohio’s SIP rules.

On September 25, 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions.  This plan includes the following:

•                  install nine selective catalytic reduction units at several different generating stations;

•                  install other pollution control technologies, including new computerized combustion controls, at all generating stations;

•                  make combustion improvements; and

•                  utilize the NOX allowance market to buy or sell NOX allowances as appropriate.

The current estimate for additional expenditures for this investment is approximately $238 million and is in addition to the $604 million already incurred to comply with this program.

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

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions.  This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and required us to reduce our NOX emissions to a certain level by May 2003.  In May 2001, the Court of Appeals substantially upheld a challenge to the Section 126 requirements, and remanded portions of the rule to the EPA for reconsideration of how growth was factored into the emission limitations.  On May 1, 2002, the EPA issued a final rule extending the Section 126 rule compliance deadline to May 31, 2004, thus harmonizing the deadline with that for the NOX SIP Call.

On April 4, 2003, the EPA issued a proposed rule withdrawing the Section 126 rule in states with approved SIPs under the NOX SIP Call, which include the states of Indiana and Kentucky.  The proposed rule states that the EPA will withdraw the Section 126 in Ohio once Ohio has a fully approved SIP.  As a result of these actions, we anticipate that the Section 126 rule will not affect any of our facilities.

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

On November 3, 1999, the United States sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts.  The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and New Source Performance Standards requirements.  The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at CG&E’s W.C. Beckjord Generating Station (Beckjord Station) and at PSI’s Cayuga Generating Station, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  Since that time, two amendments to the complaint have been filed by the United States, alleging additional violations of the CAA, including allegations involving different generating units.  In addition, three northeast states and two environmental groups have intervened in the case.

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

(d)                                  Beckjord Station Notice of Violation (NOV)

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

The estimated cost for these capital expenditures is expected to be approximately $700 million through 2013.  These capital expenditures are in addition to our previously announced commitment to install NOX controls as discussed in (b) above, but does include capital costs that Cinergy would expect to spend regardless of the settlement due to new environmental requirements expected in the second half of this decade.

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

IGC and NIPSCO made claims against PSI for the costs of investigating and remediating the sites.  In 1998, NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements (Agreements).  These Agreements allocated the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) liability for past and future costs at the MGP sites in Indiana among the three companies.  These agreements concluded all CERCLA and similar claims between the three companies related to MGP sites.  The parties continue to investigate and remediate the sites, as appropriate, under the agreements and applicable laws.  The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM.  In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of

Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.  The lawsuit was moved to the Hendricks County Superior Court in July 1998.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI has appealed certain adverse rulings to the Indiana Court of Appeals.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals to the Indiana Court of Appeals.

CG&E is aware of potential sites where MGP activities have occurred at some time in the past.  None of these sites is known to present a risk to the environment.  CG&E has begun preliminary site assessments to obtain information about some of these MGP sites.

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

(h)                                 Gas Customer Choice

In January 2000, Cinergy Investments (Investments) sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy

Cooperative (Energy Cooperative).  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.

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

(i)                                    PSI Fuel Adjustment Charge

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under billed deferred fuel costs incurred from March 2001 through May 2001.  The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket.  The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under billed deferred fuel costs.  A hearing was held in July 2002, and in March 2003 the IURC issued an order giving final approval to PSI’s recovery of the $16 million.

(j)                                    PSI Retail Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI filed initial testimony in this case in March 2003.  PSI proposes an increase in revenues of approximately $200 million, or an average increase of approximately 15 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is expected in the first quarter of 2004.

(k)                                PSI Construction Work in Progress (CWIP) Ratemaking Treatment for NOX Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  Testimony and exhibits supporting PSI’s second CWIP rate adjustment mechanism update have not yet been filed.  However, amounts proposed for potential recovery are presented below:

PSI CWIP Ratemaking for NOX Equipment

PSI
(in millions)

Total retail CWIP expenditures as of December 31, 2002	$305

Proposed total amount requested through CWIP mechanism(1)	35
Less: previously approved CWIP mechanism amounts	(28)
Proposed incremental CWIP mechanism amounts	$7

(1)	Amounts include retail customers’ portion only and represent an annual return on qualified NOX equipment expenditures.

PSI’s initial CWIP rate mechanism adjustment (authorized in July 2002) resulted in an approximately one percent increase in customer rates.  Under the IURC’s CWIP rules, PSI may update its CWIP tracker at six-month intervals.  The first such update to PSI’s CWIP rate mechanism occurred in the first quarter of 2003.  The IURC’s July 2002 order also authorized PSI to defer, for subsequent recovery, post-in-service depreciation and to continue the accrual for allowance for funds used during construction (AFUDC).  Pursuant to Statement of Financial Accounting Standards No. 92, Regulated Enterprises-Accounting for Phase-in Plans, the equity component of AFUDC will not be deferred for financial reporting after the related assets are placed in service.

(l)                                    PSI Purchased Power Tracker (Tracker)

The Tracker was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s general rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held on January 16, 2003, and the case is now awaiting an IURC order.  We cannot predict the outcome of this proceeding at this time.

(m)                              CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the Public Utilities Commission of Ohio (PUCO) seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism.  In April 2003, CG&E entered into a settlement agreement with the parties, providing for an increase of $6.5 million, which the PUCO subsequently approved.

(n)                                 ULH&P Gas Rate Case

As discussed in the 2002 10-K, in the second quarter of 2001, ULH&P filed a retail gas rate case with the Kentucky Public Service Commission (KPSC) seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  ULH&P made its second annual filing for an increase under the tracking mechanism in March 2003.  The application seeks an increase of $2 million.  ULH&P expects the KPSC to rule on the application during the second quarter of 2003.  At the present time, ULH&P cannot predict the outcome of this proceeding.  The Kentucky Attorney General has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court and has also appealed the KPSC’s August 2002 order approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

(o)                                  Contract Disputes

Cinergy, through a subsidiary of Investments, is currently involved in negotiations to resolve a customer billing dispute.  The primary issue of contention between the parties relates to the determinants used in calculating the monthly charge billed for electricity.  Cinergy has reserved for a portion of the amount billed based on our current estimate of net realizable value.

Cinergy, through a subsidiary of Capital & Trading, is in arbitration with a counterparty concerning various disputes under an agreement whereby we market natural gas that the counterparty produces or acquires in North America.  We have reserved for a portion of the amount billed based on the current estimate of net realizable value.  Absent a voluntary resolution to the disputes, we intend to pursue the arbitration vigorously.

Although we cannot predict the outcome of these matters, we believe the ultimate impact on Cinergy’s financial position and results of operations, beyond amounts reserved, will not be material.

(p)                                  Enron Corp. (Enron) Bankruptcy

In December 2001, Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.  We decreased our trading activities with Enron in the months prior to its bankruptcy filing and have filed a motion with the bankruptcy court overseeing the Enron bankruptcy seeking appropriate netting of the various payables and receivables between and among Enron and Cinergy entities.  We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the U.S. Bankruptcy Code, as approved by the court.  While we cannot predict the court’s resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations.

8.                        Financial Information by Business Segment

As discussed in the 2002 10-K, we conduct operations through our subsidiaries, and manage through the following three business units:

•                  Energy Merchant Business Unit (Energy Merchant);

•                  Regulated Businesses Business Unit (Regulated Businesses); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology).

The following section describes the activities of our business units as of March 31, 2003.

Energy Merchant manages wholesale generation and energy marketing and trading of energy commodities.  Energy Merchant operates and maintains our regulated and non-regulated electric generating plants including some of our jointly-owned plants.  Energy Merchant is also responsible for all of our international operations and performs the following activities:

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

Following are the financial results by business unit.  Certain amounts for the prior year have been restated to reflect implementation of EITF 02-3 and other prior year amounts have been reclassified to conform to the current presentation.

Financial results by business unit for the quarters ended March 31, 2003, and March 31, 2002 are as indicated below.

Business Units

	Cinergy Business Units
	Energy Merchant		Regulated Businesses		Power Technology	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)

Quarter ended March 31, 2003

Operating revenues-
External customers	$447,466	(3)	$834,315	(4)	$1	$1,281,782	$—	$1,281,782
Intersegment revenues	39,123		—		—	39,123	(39,123)	—

Cost of sales -
Fuel and purchased and exchanged power	138,495		140,988		—	279,483	—	279,483
Gas purchased	64,230		171,765		—	235,995	—	235,995

Discontinued operations, net of tax	—		—		—	—	—	—
Cumulative effect of a change in accounting principles, net of tax	26,462		—		—	26,462	—	26,462

Segment profit (loss)(2)	97,105		74,069		(5,089)	166,085	—	166,085

Quarter ended March 31, 2002

Operating revenues -
External customers	$271,613		$714,762		$2	$986,377	$—	$986,377
Intersegment revenues	36,838		—		—	36,838	(36,838)	—

Cost of sales -
Fuel and purchased and exchanged power	107,569		121,721		—	229,290	—	229,290
Gas purchased	1,912		107,968		—	109,880	—	109,880

Discontinued operations, net of tax	478		—		—	478	—	478
Cumulative effect of a change in accounting principle, net of tax	(10,899)		—		—	(10,899)	—	(10,899)

Segment profit (loss)(2)	16,638		72,797		(4,606)	84,829	—	84,829

(1)	The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(2)	Management utilizes segment profit (loss) to evaluate segment performance.
(3)	The increase in 2003 is primarily due to the increase in the average price realized on wholesale commodity non-firm transactions and the sale of synthetic fuel which began in July 2002.
(4)

The increase in 2003 is primarily due to the increase in the average price received per thousand cubic feet (mcf) delivered reflecting a substantial increase in the wholesale gas commodity costs, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism.  Also contributing to this increase was higher mcf volumes sold due to colder than normal weather.

Total segment assets at March 31, 2003, and December 31, 2002, were as follows:

Business Units

	Cinergy Business Units
	Energy Merchant	Regulated Businesses	Power Technology	Total	All Other(1)	Consolidated
	(in thousands)

Total segment assets at March 31, 2003	$5,305,552	$7,902,311	$159,185	$13,367,048	$51,086	$13,418,134
Total segment assets at December 31, 2002	5,774,750	7,283,812	155,252	13,213,814	93,214	13,307,028

(1)	The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

9.                        EPS

A reconciliation of EPS to EPS – Assuming Dilution (EPS - assuming dilution) is presented below for the quarters ended March 31, 2003 and March 31, 2002:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter ended March 31, 2003
EPS:
Income before cumulative effect of a change in accounting principles	$139,623		$0.81
Cumulative effect of a change in accounting principles, net of tax	26,462		0.15
Net Income	$166,085	173,387	$0.96

Effect of dilutive securities:
Common stock options		724
Directors’ compensation plans		134
Contingently issuable common stock		717

EPS - assuming dilution:
Net income plus assumed conversions	$166,085	174,962	$0.95

Quarter ended March 31, 2002
EPS:
Income before discontinued operations and cumulative effect of a change in accounting principle	$95,250		$0.58
Discontinued operations, net of tax	478		—
Cumulative effect of a change in accounting principle, net of tax	(10,899)		(0.06)
Net Income	$84,829	164,295	$0.52

Effect of dilutive securities:
Common stock options		976
Employee stock purchase and savings plan		1
Directors’ compensation plans		151
Contingently issuable common stock		542

EPS - assuming dilution:
Net income plus assumed conversions	$84,829	165,965	$0.52

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period.  For the quarters ended March 31, 2003 and 2002, approximately 3.5 million and 3.1 million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for the quarters ended March 31, 2003 and 2002, are up to 10.8 million shares issuable pursuant to the stock purchase contracts associated with the preferred trust securities issued by Cinergy Corp. in December 2001.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

10.                 Ohio Deregulation

As discussed in the 2002 10-K, CG&E is in a market development period, beginning the transition to electric deregulation in the state of Ohio.  The transition period is governed by Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated agreement adopted and approved by the PUCO.  Under CG&E’s transition plan, retail customers continue to receive transportation services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than CG&E’s electric generation costs in order to stimulate the development of the competitive retail electric service market.

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

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively bid generation service option required by the Electric Restructuring Bill.  As of March 31, 2003, more than 20 percent of the load in each of CG&E’s non-residential customer classes has switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for non-residential customers at this time.  CG&E is unable to predict the outcome of this proceeding.

11.                 Transfer of Generating Assets

In December 2002, the IURC approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Testimonial Staff authorizing PSI’s purchase of the Henry County, Indiana and Butler County, Ohio, gas-fired peaking plants from two non-regulated affiliates.  In February 2003, the Federal Energy Regulatory Commission (FERC) issued an order under Section 203 of the Federal Power Act authorizing PSI’s acquisition of the plants, which occurred on February 5, 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  At this time, we cannot predict the outcome of this matter.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•                  Factors affecting operations, such as:

(1)          unanticipated weather conditions;

(2)          unscheduled generation outages;

(3)          unusual maintenance or repairs;

(4)          unanticipated changes in costs;

(5)          environmental incidents, including costs of compliance with existing and future environmental requirements; and

(6)          electric transmission or gas pipeline system constraints.

•                  Legislative and regulatory initiatives.

•                  Additional competition in electric or gas markets and continued industry consolidation.

•                  Financial or regulatory accounting principles.

•                  Political, legal, and economic conditions and developments in the countries in which we have a presence.

•                  Changing market conditions and other factors related to physical energy and financial trading activities.

•                  The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

•                  Availability of, or cost of, capital.

•                  Employee workforce factors.

•                  Delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.  Examples can be found in Note 7 of the “Notes to Financial Statements” in “Part 1. Financial Information”.

We undertake no obligation to update the information contained herein.

MD&A - INTRODUCTION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2002 (2002 10-K).  The results discussed below are not necessarily indicative of the results that may occur in any future periods.

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

ORGANIZATION

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA).  Our other principal subsidiaries are:

•                  Cinergy Wholesale Energy, Inc.;

•                  Cinergy Services, Inc. (Services);

•                  Cinergy Investments, Inc.; and

•                  Cinergy Global Resources, Inc.

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

In 2001, CG&E began a transition to electric deregulation and customer choice.  Currently, the competitive retail electric market in Ohio is in the development stage.  CG&E is recovering its

MD&A - LIQUIDITY AND CAPITAL RESOURCES

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

LIQUIDITY AND CAPITAL RESOURCES

Environmental Issues

Cinergy’s 2002 10-K, includes a discussion of certain environmental issues that could affect our liquidity.  These include:

•                  Ambient Air Standards;

•                  Regional Haze;

•                  Global Climate Change; and

•                  Air Toxics Regulation.

In addition, see Note 7 of the “Notes to Financial Statements” in “Item 1.  Financial Information” contained herein, for additional information regarding other environmental items and other matters that could effect our liquidity.

Pensions

Cinergy maintains qualified defined benefit pension plans covering substantially all United States (U.S.) employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and fixed income securities.  Funding for the qualified defined benefit pension plans is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended.  Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased.  Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes.  As a result of these events, future funding obligations could increase substantially.  Cinergy’s minimum required contributions for calendar year 2003 are $11 million, as compared to $4 million for the calendar year 2002.  We are considering additional discretionary contributions of up to $50 million for the calendar year 2003.  The discretionary contributions would be intended to improve the overall funding of the plan.

Other Investing Activities

Our ability to invest in growth initiatives is limited by certain legal and regulatory requirements, including PUHCA.  The PUHCA limits the types of non-utility businesses in which Cinergy and other registered holding companies under PUHCA can invest as well as the amount of capital that can be invested in permissible non-utility businesses.  Also, the timing and amount of investments in the non-utility businesses is dependent on the development and favorable evaluations of opportunities.  Under the PUHCA restrictions, we are allowed to invest or commit to invest in certain non-utility businesses, including:

•                  Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO)

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

In May 2001, the SEC issued an order under PUHCA authorizing Cinergy to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of March 31, 2003, we had invested or committed to invest $1.0 billion in EWGs and FUCOs, leaving available investment capacity under the May 2001 order of $2.4 billion.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Preferred Trust Securities, Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At March 31, 2003, we had invested and/or guaranteed approximately $0.5billion of the $1.3 billion available.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of March 31, 2003, we had $608 million outstanding under the guarantees issued, of which approximately 88 percent represents guarantees of obligations reflected on Cinergy’s Consolidated Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 7(a) of the “Notes to Financial Statements” in “Item 1. Financial Information” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our March 31, 2003 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $75 million in collateral related to its gas and power trading operations.

Capital Resources

We meet our current and future capital requirement needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.  Cinergy believes that it has adequate financial resources to meet its future needs.

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and from the PUCO.  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The PUCO has regulatory jurisdiction over the issuance of short-term debt by CG&E.

	Short-term Regulatory Authority March 31, 2003
	(millions)
	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$193
CG&E and subsidiaries	671		3
PSI	600		230
ULH&P	65		5

(1)

Cinergy Corp., under the PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

For the purposes of quantifying regulatory authority, short-term debt includes revolving credit borrowings, uncommitted credit line borrowings, inter-company money pool obligations, and commercial paper.

Cinergy Corp.’s short-term borrowing consists primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $1 billion revolving credit facilities and $800 million commercial paper program also support the short-term borrowing needs of CG&E and PSI.  In addition, Cinergy, CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following is a summary of outstanding short-term borrowings for Cinergy, CG&E, PSI, and ULH&P, including variable rate pollution control notes:

	Short-term Borrowings March 31, 2003
	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$204	$796
Uncommitted lines(1)	65	—	65
Commercial paper(2)		193	607

Operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		112

Non-regulated subsidiaries
Revolving lines	8	1	7		7
Short-term debt	22	22	—

Cinergy Total		$328			$803

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		3

CG&E Total		$115

PSI
Uncommitted lines(1)	$60	$—	$60
Pollution control notes		—
Money pool		230

PSI Total		$230

ULH&P
Money pool		$5

ULH&P Total		$5

(1)	Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.
(2)	The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines.
(3)	Standby liquidity is reserved against the revolving lines to support the commercial paper program and outstanding letters of credit (currently $193 million and $11 million, respectively).

At March 31, 2003, Cinergy Corp. had $796 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities included the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
		(in millions)

364-day senior revolving	April 2003
Direct borrowing		$	$—	$
Commercial paper support			193

Total 364-day facility		600	193	407

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of Credit support			11

Total three-year facility		400	11	389

Total credit facilities		$1,000	$204	$796

In April 2003, Cinergy Corp. successfully placed a $600 million, 364-day senior unsecured revolving credit facility.  This facility replaces a $600 million, 364-day facility that expired April 30, 2003.

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

Variable Rate Pollution Control Notes

CG&E has issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, monthly, or annual basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets for Cinergy and CG&E.  At March 31, 2003, CG&E had $112 million outstanding in variable rate pollution control notes, classified as short-term debt.  PSI had no outstanding short-term pollution control notes.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.  See Notes 4 and 5 of the “Notes to Financial Statements” in “Item 1. Financial Information” for additional information regarding pollution control notes.

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

A summary of our long-term debt authorizations at March 31, 2003, is as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,521	$3,479

CG&E and subsidiaries(2)
State Public Utility Commissions	575	—	575

PSI
State Public Utility Commission	500	83	417

ULH&P
State Public Utility Commission	75	—	75

(1)

Cinergy Corp., under PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)	Includes amounts for ULH&P.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which approximately $573 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $500 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $700 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  ULH&P has effective shelf registration statements with the SEC relating to the issuance of up to $50 million in unsecured debt securities and up to $40 million in first mortgage bonds, of which $30 million in unsecured debt securities and $20 million in first mortgage bonds remain available for issuance.

Off-Balance Sheet Financing

As discussed in the 2002 10-K, Cinergy uses special-purpose entities (SPE) to finance various projects.  The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46) in January 2003.  This interpretation will significantly change the consolidation requirements for SPEs.  We have begun reviewing the impact of this interpretation but have not yet concluded whether consolidation of certain SPEs will be required.  There are two SPEs for which consolidation may be required.  These SPEs have individual power sale agreements to an unrelated third party for approximately 45 megawatts (MW) of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, the SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading) to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.

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

If appropriate, consolidation of all assets and liabilities of these two SPEs, at their carrying values, will be required in the third quarter of 2003.  Approximately $225 million of non-recourse debt would be included in Cinergy’s Consolidated Balance Sheets upon initial consolidation.  However, the impact on results of operations would be expected to be immaterial.

Cinergy believes that its accounts receivable sale facility, as discussed in the 2002 10-K, would remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140) and Interpretation 46.

Cinergy holds investments in various unconsolidated subsidiaries which are accounted for under the equity method and has guaranteed approximately $8 million of the debt of these entities.

Securities Ratings

As of March 31, 2003, the major credit ratings agencies rated our securities as follows:

	Fitch(1)	Moody’s(2)	S&P(3)

Cinergy Corp.
Corporate Credit	BBB+	Baa2	BBB+
Senior Unsecured Debt	BBB+	Baa2	BBB
Commercial Paper	F-2	P-2	A-2
Preferred Trust Securities	BBB+	Baa2	BBB

CG&E
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

PSI
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

ULH&P
Senior Unsecured Debt	Not Rated	Baa1	BBB

(1)	Fitch IBCA (Fitch )
(2)	Moody’s Investors Service (Moody’s )
(3)	Standard & Poor’s Ratings Services (S&P )

The lowest investment grade credit rating for Fitch is BBB-, Moody’s is Baa3, and S&P is BBB-.

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity Securities

As discussed in the 2002 10-K, under the SEC’s June 2000 Order, Cinergy Corp. is permitted to increase its total capitalization by $5 billion.  The proceeds from any new issuances will be used for general corporate purposes.

On January 15, 2003, Cinergy Corp. filed a registration statement with the SEC with respect to the issuance of common stock, preferred stock, and other securities in an aggregate offering amount of $750 million.  On February 5, 2003, Cinergy sold 5.7 million shares of common stock of Cinergy Corp. with net proceeds of approximately $175 million under this registration statement.

See Note 2 of the “Notes to Financial Statements” in “Part 1. Financial Information” for additional information regarding other common stock issuances.

MD&A - QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

2003 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended March 31, 2003 and 2002 were as follows:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2003	2002	2003	2002	2003	2002
	(in thousands)

Electric gross margin	$557,400	$550,086	$298,010	$290,871	$244,816	$243,352
Gas gross margin	162,918	80,184	103,511	71,641	—	—
Net income	166,085	84,829	117,236	77,585	33,727	38,083

(1)	The results of Cinergy also include amounts related to non-registrants.

Net income for the first quarter of 2003 was $166 million ($.95 per share on a diluted basis) as compared to $85 million ($.52 per share on a diluted basis) for the same period last year.  Income before taxes for the period was $198 million compared to $150 million for the same period a year ago.  Increased gross margins, primarily from wholesale and retail gas operations, were partially offset by higher operating costs.  These gas margins primarily reflect the results of our domestic gas trading operation, Cinergy Marketing & Trading, LP (Marketing & Trading) as well as an increased volume of retail sales due to colder than normal weather during the quarter.  Also contributing to the gas margin increase over 2002 was the impact of accounting changes that required certain gas contracts and inventory to be accounted for on the accrual basis beginning in 2003.  Cinergy’s increased income also reflects a net gain resulting from the implementation of certain accounting changes, which have been reflected as a cumulative effect of a change in accounting principles.  See Note 1(j)(viii) of the “Notes to Financial Statements” in “Item 1. Financial Information” for further information regarding these accounting changes.

Electric Operating Revenues

	Cinergy(1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$678	$651	4	$328	$334	(2)	$350	$318	10
Wholesale	126	94	34	70	33	N/M	56	44	27
Transportation	6	2	N/M	6	2	N/M	—	—	—
Other	27	32	(16)	25	29	(14)	6	4	50
Total	$837	$779	7	$429	$398	8	$412	$366	13

(1) The results of Cinergy also include amounts related to non-registrants.
N/M Not meaningful to an understanding of the change.

Electric operating revenues increased for Cinergy, CG&E, and PSI for the quarter ended March 31, 2003, as compared to 2002.  Retail revenues increased for Cinergy and PSI primarily due to increased megawatt hour (MWh) sales due to colder than normal weather.  PSI’s retail revenues reflect increases in MWh sales in residential, commercial, and industrial customer classes.  PSI’s increase also reflects a higher price received per MWh due to tariff adjustments associated with fuel cost recovery and certain construction programs.  CG&E’s retail revenues decreased slightly for the quarter ended March 31, 2003, as compared to 2002.  Increased residential sales, attributable to colder than normal weather, were offset by decreases in revenue from commercial and industrial customers.  This decrease reflects a sluggish economy and the migration of certain customers to a transportation-only tariff in connection with the Ohio electric customer choice program.

Wholesale revenues increased for Cinergy, CG&E,and PSI for the quarter ended March 31, 2003, as compared to 2002.  The increase in wholesale revenues for Cinergy and CG&E primarily reflects higher non-firm wholesale sales volumes due to the colder than normal weather.  Also contributing to the increase was an increase in the wholesale gross margin realized per MWh.  CG&E’s increase also reflects the implementation of the new joint operating agreement effective April 2002.  In connection with the implementation of the new operating agreement, the majority of new wholesale sales transactions entered into since April 2002 were originated on behalf of CG&E.  PSI’s increase reflects higher wholesale gross margins realized per MWh.  This increase was partially offset by lower wholesale sales volumes due to the new joint operating agreement.

Gas Operating Revenues

	Cinergy(1)			CG&E and subsidiaries
	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$253	$161	57	$253	$161	57
Wholesale	125	11	N/M	—	—	—
Transportation	20	17	18	20	17	18
Other	1	1	—	2	2	—
Total	$399	$190	N/M	$275	$180	53

(1) The results of Cinergy also include amounts related to non-registrants.
N/M Not meaningful to an understanding of the change.

Gas operating revenues increased for Cinergy and CG&E for the quarter ended March 31, 2003, as compared to 2002.  Cinergy’s and CG&E’s retail gas revenues increased due to an increase in retail per thousand cubic feet (mcf) sales and higher prices received per mcf delivered.  The increase in retail gas sales volumes is primarily the result of the colder than normal weather in the first quarter of 2003.  The higher price per mcf delivered reflects an increase in CG&E’s base rates, as approved by the PUCO in May 2002, and tariff adjustments associated with the gas main replacement program and gas cost recovery mechanism.  For further information see Note 7(m) in the “Notes to Financial Statements” in “Item 1. Financial Information”.  CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Wholesale gas revenues consist almost exclusively of activity within Marketing & Trading.  Cinergy began reporting revenues from energy trading derivative contracts on a net basis in 2003, in accordance with the required adoption of Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivatives Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  See Note 3 in the “Notes to Financial Statements” in “Item 1. Financial Information” for additional information.  Wholesale gas revenues for Cinergy increased for the quarter ended March 31, 2003, as compared to 2002. Marketing & Trading began engaging in significant storage activities in the second quarter of 2002, resulting in increased revenues, which must be presented on a gross revenue basis.   (Storage activity involves acquiring and storing gas primarily during off-peak periods for withdrawal and sale during periods of higher demand.)  Additionally, revenues (net margins) increased from basis trading due to extreme volatility of natural gas prices.

Other Revenues

Other revenues for Cinergy increased for the quarter ended March 31, 2003, as compared to 2002, primarily due to the sale of synthetic fuel, which began in July 2002.

Operating Expenses

	Cinergy(1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Fuel	$240	$204	18	$105	$93	13	$135	$110	23
Purchased and exchanged power	39	25	56	26	14	86	32	13	N/M
Gas purchased	236	110	N/M	172	108	59	—	—	—
Operation and maintenance	327	263	24	135	106	27	112	115	(3)
Depreciation	106	99	7	49	48	2	43	38	13
Taxes other than income taxes	78	72	8	60	54	11	16	16	—
Total	$1,026	$773	33	$547	$423	29	$338	$292	16

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M Not meaningful to an understanding of the change.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the quarter ended March 31, 2002, to the quarter ended March 31, 2003:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel expense - March 31, 2002	$204	$93	$110

Increase (decrease) due to changes in:
Price of fuel	6	—	6
Deferred fuel cost	13	—	13
MWh generation	14	8	6
Other(2)	3	4	—

Fuel expense - March 31, 2003	$240	$105	$135

(1) The results of Cinergy also include amounts related to non-registrants.
(2) Includes costs of third party coal sales.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E,and PSI for the quarter ended March 31, 2003, as compared to 2002.  This increase is primarily the result of increases in MWh volumes purchased caused by the colder than normal weather conditions.  Also, contributing to this increase was an increase in the price paid per MWh.  First quarter average wholesale electricity prices were 85 percent higher over the same period in 2002.  As discussed above, CG&E’s and PSI’s Purchased and exchanged power expense also reflects the effects of the implementation of the new joint operating agreement beginning in April 2002.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the quarter ended March 31, 2003, as compared to 2002.  This increase was primarily due to an increase in the average cost per mcf of gas purchased.  Also, contributing to the increase was increased volumes purchased.  The primary cause of the price and consumption increases was the colder than normal weather experienced in the Midwest, which drove up the demand for natural gas.  CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.  As discussed under “Gas Operating Revenues”, storage activity is required to be presented on a gross basis, resulting in the utilization of storage gas being reflected as Gas purchased expense rather than netted with gas revenue.  With Marketing & Trading’s increased storage activity, a significantly greater quantity of gas was sold during the quarter.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy and CG&E and decreased for PSI for the quarter ended March 31, 2003 as compared to 2002.  Cinergy’s increase primarily reflects costs associated with the production of synthetic fuel, which began in July 2002.  Additionally, Cinergy’s, CG&E’s, and PSI’s comparative Operation and maintenance expenses reflect an increase in the costs of employee compensation and benefit programs.  Cinergy’s and CG&E’s increase also reflects increased amortization of regulatory transition assets.

Depreciation

Depreciation expense increased for Cinergy, CG&E, and PSI for the quarter ended March 31, 2003, as compared to 2002.  This increase was primarily attributable to the addition of depreciable plant.  Cinergy’s increase also includes the addition of the depreciable equipment associated with the production of synthetic fuel, which began in July 2002.

Taxes Other Than Income Taxes

Taxes other than income taxes expense increased for Cinergy and CG&E for the quarter ended March 31, 2003, as compared to 2002.  This increase was primarily attributable to an increase in gas and electric sales volumes.  Also contributing to CG&E’s increase was an increase in property taxes.

Miscellaneous - net

Miscellaneous - net increased for the quarter ended March 31, 2003, as compared to 2002, primarily due to the recognition of expense in 2002 for previously deferred costs, that were denied recovery in the final order on ULH&P’s gas rate case.  Also contributing to this increase was a gain on the sale of property held for potential future use in Ohio.

Interest

Interest expense decreased for Cinergy and increased for CG&E for the quarter ended March 31, 2003, as compared to 2002.  Cinergy’s decrease was primarily the result of lower interest rates.  CG&E’s increase was mainly due to an increase in the amount of long-term debt outstanding, partially offset by a reduction in the amount of short-term debt outstanding.  In general, long-term fixed interest rates are higher than variable short-term interest rates.

Income Taxes

Income taxes expense increased for Cinergy for the quarter ended March 31, 2003, as compared to 2002, primarily due to increased taxable income.  Partially offsetting this increase were the tax credits associated with the production and sale of synthetic fuel, which began in July 2002.

Cumulative Effect of a Change in Accounting Principles, Net of Tax

Cinergy, CG&E, and PSI recognized a Cumulative effect of a change in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of a change in accounting principles is a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143) and the rescission of EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  See Note 1(j)(viii) of the “Notes to Financial Statements” in “Item 1. Financial Information” for further information.

In 2002, Cinergy recognized a Cumulative effect of a change in accounting principle, net of tax loss of approximately $11 million as a result of implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).  See Note 1(j)(viii) of the “Notes to Financial Statements” in “Item 1. Financial Information” for further information.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the three months ended March 31, 2003, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas margins and net income for ULH&P for the three months ended March 31, 2003 and 2002, were as follows:

	ULH&P
	2003	2002
	(in thousands)

Electric gross margin	$15,806	$15,019
Gas gross margin	17,884	12,315
Net income	9,406	3,884

Electric Operating Revenues

Electric operating revenues increased for the three months ended March 31, 2003, as compared to 2002, mainly due to an increase in MWh sales resulting from colder than normal weather.

Electricity Purchased from Parent Company for Resale

Electricity purchased from parent company for resale increased for the three months ended March 31, 2003, as compared to 2002 due to an increase in consumption as a result of colder than normal weather.

Gas Operating Revenues

Gas operating revenues increased for the three months ended March 31, 2003, as compared to 2002.  This increase is primarily due to an increase in mcf sold and higher prices received per mcf, as a result of colder than normal weather.  New base rates for ULH&P, which were effective January 31, 2002, and tariff adjustments associated with the gas main replacement program and gas cost recovery mechanism also contributed to this increase.  For further information see Note 7(n) in the “Notes to Financial Statements” in “Item 1.  Financial Information”.  ULH&P’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Gas Purchased

Gas purchased expense increased for the three months ended March 31, 2003, as compared to 2002, due to increased purchases and higher prices paid per mcf, primarily the result of colder than normal weather experienced in the Midwest, which drove up the demand for natural gas.  The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

Operation and Maintenance

Operation and maintenance expense increased for the three months ended March 31, 2003, as compared to 2002, due primarily to increased amortization of demand side management program costs and maintenance of overhead lines costs.

Miscellaneous - net

Miscellaneous - net increased for the three months ended March 31, 2003, as compared to 2002, primarily due to the recognition of expense in 2002 for previously deferred costs, that were denied recovery in the final order on ULH&P’s gas rate case.

Income Taxes

Income taxes expense increased for the three months ended March 31, 2003, as compared to 2002, primarily due to an increase in taxable income.

MD&A - RESULTS OF OPERATIONS - FUTURE

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, and accounting matters.  Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

Wholesale Market Developments

Supply-side Actions

In December 2002, the Indiana Utility Regulatory Commission (IURC) approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Testimonial Staff authorizing PSI’s purchase of the Henry County, Indiana and Butler County, Ohio, gas-fired peaking plants from two non-regulated affiliates.  In February 2003, the FERC issued an order under Section 203 of the Federal Power Act authorizing PSI’s acquisition of the plants, which occurred on February 5, 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  At this time, we cannot predict the outcome of this matter.

Retail Market Developments

Ohio

As discussed in the 2002 10-K, CG&E is in a market development period, beginning the transition to electric deregulation in the state of Ohio.  The transition period is governed by Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated agreement adopted and approved by the PUCO.  Under CG&E’s transition plan, retail customers continue to receive transportation services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than CG&E’s electric generation costs in order to stimulate the development of the competitive retail electric service market.

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

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively bid generation service option required by the Electric Restructuring Bill.  As of March 31, 2003, more than 20 percent of the load in each of CG&E’s non-residential customer classes has switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for non-residential customers at this time.  CG&E is unable to predict the outcome of this proceeding.

Federal Update

Energy Bill

The U.S. House of Representatives (House) passed the Energy Policy Act in April 2003.  This followed extensive committee debate and attempts to pass similar legislation in 2002.  This year’s bill includes PUHCA repeal, tax incentives for gas and electric distribution lines, and combined heat and power and renewable energy.

The U.S. Senate (Senate) Energy and Natural Resources Committee passed its version of the Energy Bill in April 2003.  That legislation is scheduled to be considered by the entire Senate sometime during the second quarter of 2003.  The Senate version includes PUHCA repeal and encourages regional dialogues between states and the FERC on the continued formation of regional transmission organizations.

Clear Skies Legislation

The importance of Clear Skies legislation is that it would replace unpredictable environmental regulations with set targets and timetables, allowing the industry adequate time to access needed capital and build environmental improvement projects.  Clear Skies legislation would seek an overall 70 percent improvement in emissions from power plants over a phased-in reduction schedule beginning in 2010 and stretching to 2018.  The first hearing was held on the legislation in early April 2003 and Cinergy testified in favor of swift passage.  Additional hearings are scheduled and the Senate Environment Committee hopes to review the bill in subcommittee in the second quarter of 2003.  Timing for consideration is less certain with the House.  Therefore, the prospects for passage of the Clear Skies legislation are unclear.

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

FERC Orders

In related activity, the FERC issued an order in December 2001, in response to protests of the Midwest ISO’s proposed methodology related to the calculation of its administrative adder fees for the services it provides.  Cinergy and a number of other parties filed protests to the proposed methodology, suggesting, among other things, that the methodology was inconsistent with the transmission owners’ prior agreement with the Midwest ISO and selectively allowed only independent transmission companies to choose which unbundled administrative adder services they wished to purchase from the Midwest ISO.  A partial settlement was reached in the FERC proceeding, resolving the issues addressed by Cinergy’s protest in a manner favorable to Cinergy.  The settlement agreement was approved by the FERC in a February 24, 2003 order and will be implemented during 2003 - resulting in about $25 million of administrative adder credits to be shared among the Midwest ISO transmission owners.

In late 2001 and early 2002, the FERC issued its Opinion Nos. 453 and 453-A ordering, among other things, that transmission service for bundled retail customers (i.e., customers who cannot select an alternative energy provider) be provided under the Midwest ISO’s open access transmission tariff, and that the Midwest ISO’s charges for its administrative services apply to bundled retail customers.  Cinergy and other parties have appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit (the Court), challenging the application of the Midwest ISO’s tariff, and the Midwest ISO’s charges for its administrative services to bundled retail customers.  At the request of the FERC, the Court remanded the matter back to the FERC for further proceedings.  In its order on remand, the FERC upheld its prior determinations in Opinion Nos. 453 and 453-A.  Cinergy and other Midwest ISO transmission owners have requested rehearing of the FERC’s order on remand.  Cinergy cannot predict the outcome of the rehearing request, whether the matter will again be appealed to the courts, or the outcome of any such appeal.

Significant Rate Developments

PSI Retail Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI filed initial testimony in this case in March 2003.  PSI proposes an increase in revenues of approximately $200 million, or an average increase of approximately 15 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is expected in the first quarter of 2004.

PSI Purchased Power Tracker (Tracker)

The Tracker was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s general rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held on January 16, 2003, and the case is now awaiting an IURC order.  We cannot predict the outcome of this proceeding at this time.

PSI Fuel Adjustment Charge

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under billed deferred fuel costs incurred from March 2001 through May 2001.  The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket.  The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under billed deferred fuel costs.  A hearing was held in July 2002, and in March 2003 the IURC issued an order giving final approval to PSI’s recovery of the $16 million.

PSI Construction Work in Progress (CWIP) Ratemaking Treatment for Nitrogen Oxide (NOX) Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  Testimony and exhibits supporting PSI’s second CWIP rate adjustment mechanism update have not yet been filed.  However, amounts proposed for potential recovery are presented below:

PSI CWIP Ratemaking for NOX Equipment

PSI
(in millions)

Total retail CWIP expenditures as of December 31, 2002	$305

Proposed total amount requested through CWIP mechanism(1)	35
Less: previously approved CWIP mechanism amounts	(28)
Proposed incremental CWIP mechanism amounts	$7

(1)	Amounts include retail customers’ portion only and represent an annual return on qualified NOX equipment expenditures.

PSI’s initial CWIP rate mechanism adjustment (authorized in July 2002) resulted in an approximately one percent increase in customer rates.  Under the IURC’s CWIP rules, PSI may update its CWIP tracker at six-month intervals.  The first such update to PSI’s CWIP rate mechanism occurred in the first quarter of 2003.  The IURC’s July 2002 order also authorized PSI to defer, for subsequent recovery, post-in-service depreciation and to continue the accrual for allowance for funds used during construction (AFUDC).  Pursuant to Statement of Financial

Accounting Standards No. 92, Regulated Enterprises-Accounting for Phase-in Plans, the equity component of AFUDC will not be deferred for financial reporting after the related assets are placed in service.

GAS INDUSTRY

ULH&P Gas Rate Case

As discussed in the 2002 10-K, in the second quarter of 2001, ULH&P filed a retail gas rate case with the Kentucky Public Service Commission (KPSC) seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  ULH&P made its second annual filing for an increase under the tracking mechanism in March 2003.  The application seeks an increase of $2 million.  ULH&P expects the KPSC to rule on the application during the second quarter of 2003.  At the present time, ULH&P cannot predict the outcome of this proceeding.  The Kentucky Attorney General has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court and has also appealed the KPSC’s August 2002 order approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism.  In April 2003, CG&E entered into a settlement agreement with the parties, providing for an increase of $6.5 million, which the PUCO subsequently approved.

Gas Prices

Natural gas prices began to escalate dramatically during the fourth quarter of 2002 and peaked midway through the first quarter of 2003.  This significant increase in gas costs prompted CG&E and ULH&P to make additional interim filings with the PUCO and KPSC, respectively, to increase their gas cost adjustment rates for the remaining two months of the quarter which began in March 2003.  These interim filings were subsequently approved by the Commissions.  Currently, neither CG&E nor ULH&P profit from changes in the cost of gas.  Natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

In May 2003, ULH&P filed an application with the KPSC requesting approval of a gas procurement-hedging program designed to mitigate the effects of gas price volatility on customers.  If approved, the hedging program will allow the pre-arranging of between 20-65 percent of winter heating season base load gas requirements and between 0-50 percent of summer season base load gas requirements.

ULH&P uses primarily fixed price forward contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales exemption, and do not involve Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity (Statement 133), hedges.

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

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities for the quarters ended March 31, 2003 and 2002, are presented in the table below:

	Change in Fair Value
	March 31, 2003			March 31, 2002
	Cinergy(1)	CG&E	PSI	Cinergy(1)	CG&E	PSI
	(in millions)

Fair value of contracts outstanding at beginning of period:	$75	$42	$—	$18	$28	$(7)

Inception value of new contracts when entered(2)	—	—	—	3	1	1

Changes in fair value attributable to changes in valuation techniques and assumptions(3)	1	1	—	—	—	—

Other changes in fair value(4)	73	4	3	1	5	—

Option premiums paid/(received)	(2)	1	—	28	—	—

Cumulative effect of a change in accounting principle(5)	(20)	(13)	(1)	—	—	—

Contracts settled	(114)	(37)	(4)	18	(4)	(1)

Fair value of contracts outstanding at end of period	$13	$(2)	$(2)	$68	$30	$(7)

(1)         The results of Cinergy also include amounts related to non-registrants.

(2)         Represents fair value, recognized in income, attributable to long-term, structured contracts, primarily in power, which is recorded on the date a deal is signed.  These contracts are primarily with end-use customers or municipalities that seek to limit their risk to power price volatility.  While caps and floors often exist in such contracts, the amount of power supplied can vary from hour to hour to mirror the customers load volatility.  See Note 1(j)(i) in the “Notes to Financial Statements” in “Item 1. Financial Information” for additional information regarding inception gains.

(3)         Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.

(4)         Represents changes in fair value, recognized in income, primarily attributable to fluctuations in price.  This amount includes both realized and unrealized gains on energy trading contracts.

(5)         See Note 1(j)(i) of the “Notes to Financial Statements” in “Item 1. Financial Information” for further information.

The following table presents the expected maturity of the Energy risk management assets and Energy risk management liabilities as of March 31, 2003:

	Fair Value of Contracts as of March 31, 2003
	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
	(in millions)

Cinergy(2)
Prices actively quoted	$(4)	$(2)	$—	$—	$(6)

Prices based on models and other valuation methods	9	15	3	(8)	19

Total	$5	$13	$3	$(8)	$13

CG&E
Prices actively quoted	$(11)	$(5)	$—	$—	$(16)

Prices based on models and other valuation methods	(4)	15	3	—	14

Total	$(15)	$10	$3	$—	$(2)

PSI
Prices actively quoted	$(1)	$(9)	$—	$—	$(10)

Prices based on models and other valuation methods	2	3	3	—	8

Total	$1	$(6)	$3	$—	$(2)

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

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function.  As of March 31, 2003, approximately 98 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed by a parent company or other entity rated Investment Grade.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.

Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk is generally greater than with other commodity trading.  We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s creditworthiness, financial status, or public debt ratings.

ACCOUNTING MATTERS

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the use of assumptions and estimates.  In certain instances, the application of GAAP requires judgments regarding future events, including the likelihood of success of particular initiatives, legal and regulatory challenges, and anticipated recovery of costs.  Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions.

Cinergy’s 2002 10-K includes a discussion of accounting policies that are significant to the presentation of Cinergy’s financial position and results of operations.  These include:

•                  Fair Value Accounting for Energy Marketing and Trading;

•                  Retail Customer Revenue Recognition;

•                  Regulatory Accounting;

•                  Pension and Other Postretirement Benefits; and

•                  Impairment of Long-lived Assets.

Accounting Changes

Energy Trading

In October 2002, the EITF reached consensus in EITF 02-3 to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of new derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.  The consensus to rescind EITF 98-10 required most energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of $13 million for Cinergy and $8 million for CG&E, which includes primarily the impact of certain coal contracts, gas inventory, and certain gas contracts, which were all accounted for at fair value.  We expect the ongoing impact of this rescission to have the largest impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase volatility in future results of operations.  As a result, we are reviewing the possible application of hedge accounting under Statement 133.

Business Combinations and Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and Statement 142.  Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization.  Statement 142 requires that goodwill be assessed for impairment upon adoption (transition impairment test) and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards.  This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 8.  Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002.  The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations.  We finalized our transition impairment test in the fourth quarter of 2002 and have recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This amount is reflected in Cinergy’s Statements of Income as a Cumulative effect of a change in accounting principles, net of tax.  While Statement 142 did not require the initial transition impairment test to be completed until December 31, 2002, it required a transition impairment charge to be reflected as of January 1, 2002.  We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets, at the time the obligations are incurred.  The initial recognition of this liability is accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense).  Additional depreciation expense is recorded prospectively for any property, plant, and equipment increases.

We previously accrued costs of removal on many long-lived assets through depreciation expense if we believed removal of the assets at the end of their useful life was likely.  The SEC staff has interpreted Statement 143 to disallow the accrual of estimated cost of removal when no obligation exists under Statement 143, even if removal of the asset is likely.  As a result, all accumulated cost of removal for our non-regulated assets, primarily CG&E’s generation assets, was reversed upon adoption.  However, accrued cost of removal for rate-regulated assets is recoverable through our rates as a component of depreciation.  Since Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, applies, accruing estimated cost of removal continues to be acceptable.  As a result, accumulated cost of removal was not reversed upon adoption of Statement 143 for the rate-regulated assets of PSI, CG&E, and ULH&P.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the statement of cash flows.  Implementation issues that have been previously cleared by the FASB staff will continue to be applied in accordance with their respective effective dates at the time that they were cleared and new guidance has varying implementation provisions, none of which will apply until the third quarter of 2003.  We have begun to evaluate the impacts of adopting Statement 149 but are currently unable to determine whether the impacts will be material to our results of operations or financial position.

There has been recent discussion about the use of broad market indices (e.g., consumer price index) in power sales contracts and whether such indices disqualify capacity contracts that otherwise qualify for the use of the normal purchases and sales scope exception.  In April 2003, the FASB staff provided some proposed clarifications on this issue.  This guidance is currently open for public comment.  We expect this guidance to be finalized sometime during the summer of 2003, with a proposed effective date for Cinergy of October 1, 2003.  We are unable to determine whether the impact of this recent interpretation would be material to our results of operations or financial position until the FASB staff finalizes its guidance.

Accounting for Stock-Based Compensation

We have historically accounted for our stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  In July 2002, Cinergy announced that it would adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) for all employee awards granted or modified after January 1, 2003, and would begin measuring the compensation cost of stock-based awards under the fair value method.  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), which amends Statement 123 and

APB Opinion No. 28, Interim Financial Reporting.  Statement 148 provides alternative methods of transition to Statement 123 and more expanded disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  Cinergy adopted Statement 148 on January 1, 2003, and has adopted the transition provisions that require expensing options prospectively beginning in the year of adoption.  Awards granted prior to January 1, 2003, will continue to follow the intrinsic value method prescribed by APB 25.  The impact of adoption on our financial position and results of operations, assuming award levels and fair values similar to past years, is not material.  This change will primarily impact the accounting for stock options and other performance based awards related to the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan, the Cinergy Corp. Employee Stock Purchase and Savings Plan, and the Cinergy Corp. Stock Option Plan.

Consolidation of SPEs

The FASB issued Interpretation 46, in January 2003.  This interpretation will significantly change the consolidation requirements for SPEs.  We have begun reviewing the impact of this interpretation but have not yet concluded whether consolidation of certain SPEs will be required.  There are two SPEs for which consolidation may be required.  These SPEs have individual power sale agreements to an unrelated third party for approximately 45 MW of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, the SPEs have individual power purchase agreements with Capital & Trading to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.

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

If appropriate, consolidation of all assets and liabilities of these two SPEs, at their carrying values, will be required in the third quarter of 2003.  Approximately $225 million of non-recourse debt would be included in Cinergy’s Balance Sheet upon initial consolidation.  However, the impact on results of operations would be expected to be immaterial.

Cinergy believes that its accounts receivable sale facility, as discussed in the 2002 10-K, would remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement 140 and this interpretation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments and Positions” section in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part 1. Financial Information”.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently, and from time to time, are involved in lawsuits, claims, and complaints incidental to the conduct of our business.  In the opinion of management, no such proceeding is likely to have a material adverse effect on us.

See Note 7 of the “Notes to Financial Statements” in “Item 1.  Financial Information” for further information regarding our commitments and contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Cinergy Corp. was held on April 22, 2003, in Covington, Kentucky.

At the meeting, three Class III directors were elected to the board of Cinergy Corp. to serve for three-year terms ending in 2006, as set forth below:

Directors	Votes For	Votes Withheld

Class III
Phillip R. Cox	141,244,619	2,739,531
James E. Rogers	140,128,456	3,855,694
John J. Schiff, Jr.	141,206,249	2,777,901

In lieu of the annual meeting of shareholders of The Cincinnati Gas & Electric Company (CG&E), a resolution was duly adopted via unanimous written consent of Cinergy Corp., CG&E’s sole shareholder, effective April 21, 2003, electing the following members to the Board of Directors for one-year terms expiring in 2004:

•                  James E. Rogers

•                  R. Foster Duncan

•                  James L. Turner

The annual meeting of shareholders of PSI Energy, Inc. (PSI) was held on April 22, 2003, in Covington, Kentucky.  Proxies were not solicited for the annual meeting.  Cinergy Corp. owns all of the 53,913,701 outstanding shares, representing a like number of votes, of the common stock of PSI.  By unanimous vote, the following members to the Board of Directors were elected at the annual meeting for one-year terms expiring in 2004:

•                  Michael G. Browning

•                  James E. Rogers

•                  Douglas F. Esamann

None of the 651,089 outstanding shares, representing 423,431 votes, of the preferred stock of PSI, were present or voted at the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)              The documents listed below are being filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Additional Exhibits

4-xxx	PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003.

4-yyy	PSI	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003.

4-zzz	PSI	6.403% Subordinated Note between PSI and Cinergy Corp. dated February 5, 2003.

10-tt	PSI	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc., CinCap Madison, LLC and PSI dated as of February 5, 2003.

10-uu	PSI	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc., CinCap VII, LLC and PSI dated as of February 5, 2003.

99.1	Cinergy Corp. CG&E PSI ULH&P	Certification of James E. Rogers under Section 906 of Sarbanes-Oxley Act.

99.2	Cinergy Corp. CG&E PSI ULH&P	Certification of R. Foster Duncan under Section 906 of Sarbanes-Oxley Act.

(b)             The following reports on Form 8-K were filed during the quarter ended March 31, 2003.

Date of Report	Registrant	Item Filed

January 31, 2003	Cinergy Corp.	Item 7. Financial Statements and Exhibits

Item 9. Regulation FD Disclosure

February 5, 2003	Cinergy Corp.	Item 5. Other Events

Item 7. Financial Statements and Exhibits

February 7, 2003	PSI	Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date: May 09, 2003	/s/	Bernard F. Roberts
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

b)  evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of the registrants’ board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6. The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 09, 2003

/s/ James E. Rogers
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

b)  evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of the registrants’ board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6. The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 09, 2003

/s/ R. Foster Duncan
R. Foster Duncan
Chief Financial Officer