Form 10-Q
period 2003-06-30
UNION LIGHT HEAT & POWER CO; CINERGY CORP; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2003-08-13
CIK 100858, 899652, 81020, 20290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of July 31, 2003, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	177,496,253

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I FINANCIAL INFORMATION

1	Financial Statements
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
2003 Year to Date Results of Operations - Historical
Results of Operations - Future

3	Quantitative and Qualitative Disclosures About Market Risk

4	Controls and Procedures

PART II OTHER INFORMATION

1	Legal Proceedings

6	Exhibits and Reports on Form 8-K

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended June 30		Year to Date June 30
	2003	2002	2003	2002
	(in thousands, except per share amounts)
	(unaudited)
Operating Revenues (Note 1(g)(i))
Electric	$769,258	$804,463	$1,592,316	$1,565,848
Gas	114,932	80,208	513,845	270,272
Other	49,733	22,624	95,719	39,561
Total Operating Revenues	933,923	907,295	2,201,880	1,875,681

Operating Expenses
Fuel and purchased and exchanged power (Note 1(g)(i))	240,470	241,686	510,335	459,492
Gas purchased (Note 1(g)(i))	53,319	29,562	289,314	139,442
Operation and maintenance	330,006	338,306	655,168	598,918
Depreciation	105,228	97,979	208,863	194,295
Taxes other than income taxes	66,958	64,247	144,707	136,669
Total Operating Expenses	795,981	771,780	1,808,387	1,528,816

Operating Income	137,942	135,515	393,493	346,865

Equity in Earnings (Losses) of Unconsolidated Subsidiaries	6,104	(581)	6,696	4,108
Miscellaneous – Net	7,767	(3,063)	15,382	(4,448)
Interest Expense	60,394	58,431	119,548	117,604
Preferred Dividend Requirement of Subsidiary Trust	5,970	5,968	11,940	11,881

Income Before Taxes	85,449	67,472	284,083	217,040

Income Taxes	8,983	21,298	66,966	75,842
Preferred Dividend Requirements of Subsidiaries	858	858	1,716	1,716

Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	75,608	45,316	215,401	139,482

Discontinued operations, net of tax (Note 7)	9,045	(333)	8,875	1,229
Cumulative effect of changes in accounting principles, net of tax (Note 1(g)(vii))	—	—	26,462	(10,899)
Net Income	$84,653	$44,983	$250,738	$129,812

Average Common Shares Outstanding	176,645	167,330	175,025	165,821

Earnings Per Common Share (Note 9)
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	$0.42	$0.27	$1.23	$0.84
Discontinued operations, net of tax	0.05	—	0.05	0.01
Cumulative effect of changes in accounting principles, net of tax	—	—	0.15	(0.06)
Net Income	$0.47	$0.27	$1.43	$0.79

Earnings Per Common Share - Assuming Dilution (Note 9)
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	$0.42	$0.26	$1.22	$0.83
Discontinued operations, net of tax	0.05	—	0.05	0.01
Cumulative effect of changes in accounting principles, net of tax	—	—	0.15	(0.06)
Net Income	$0.47	$0.26	$1.42	$0.78

Dividends Declared Per Common Share	$0.46	$0.45	$0.92	$0.90

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$249,016	$200,112
Restricted deposits	3,609	3,092
Notes receivable	78,112	135,873
Accounts receivable less accumulated provision for doubtful accounts of $11,447 at June 30, 2003, and $16,368 at December 31, 2002	1,163,652	1,280,810
Materials, supplies, and fuel (Note 1(c))	321,247	319,454
Energy risk management current assets (Note 1(b)(i))	401,054	464,028
Prepayments and other	121,168	107,086
Total Current Assets	2,337,858	2,510,455

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 11)	9,374,785	8,641,351
Construction work in progress	349,212	469,300
Total Utility Plant	9,723,997	9,110,651
Non-regulated property, plant, and equipment (Note 11)	4,310,498	4,616,754
Accumulated depreciation (Note 1(g)(iii))	5,246,376	5,157,040
Net Property, Plant, and Equipment	8,788,119	8,570,365

Other Assets
Regulatory assets	1,015,024	1,022,696
Investments in unconsolidated subsidiaries	453,906	417,188
Energy risk management non-current assets (Note 1(b)(i))	151,159	162,773
Other investments	173,203	163,851
Goodwill	43,717	43,717
Other intangible assets	1,777	2,059
Other	316,408	266,659
Total Other Assets	2,155,194	2,078,943

Assets of Discontinued Operations (Note 7)	7,187	147,265

Total Assets	$13,288,358	$13,307,028

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$1,102,251	$1,318,379
Accrued taxes	191,864	258,613
Accrued interest	69,767	62,244
Notes payable and other short-term obligations (Note 4)	409,269	667,973
Long-term debt due within one year (Note 3)	387,038	176,000
Energy risk management current liabilities (Note 1(b)(i))	384,885	407,710
Other	130,165	105,026
Total Current Liabilities	2,675,239	2,995,945

Non-Current Liabilities
Long-term debt (Note 3)	3,977,446	4,011,568
Deferred income taxes	1,508,123	1,458,171
Unamortized investment tax credits	113,489	118,095
Accrued pension and other postretirement benefit costs	660,922	626,167
Energy risk management non-current liabilities (Note 1(b)(i))	156,946	143,991
Other	206,466	179,767
Total Non-Current Liabilities	6,623,392	6,537,759

Liabilities of Discontinued Operations (Note 7)	8,877	108,833

Total Liabilities	9,307,508	9,642,537

Preferred Trust Securities (Note 1(g)(vi))
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company	309,216	308,187

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,828

Common Stock Equity (Note 2)
Common stock -$.01 par value; authorized shares -600,000,000; outstanding shares -176,947,118 at June 30, 2003, and 168,663,115 at December 31, 2002	1,769	1,687
Paid-in capital	2,135,968	1,918,136
Retained earnings	1,495,502	1,403,453
Accumulated other comprehensive income (loss)	(24,423)	(29,800)
Total Common Stock Equity	3,608,816	3,293,476

Commitments and Contingencies (Note 6)

Total Liabilities and Shareholders’ Equity	$13,288,358	$13,307,028

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stock Equity
	(in thousands)
	(unaudited)

Quarter Ended June 30, 2003

Balance at April 1, 2003 (175,876,919 shares)	$1,759	$2,116,222	$1,491,861	$(29,013)	$3,580,829
Comprehensive income:
Net income			84,653		84,653
Other comprehensive income (loss), net of tax effect of ($2,284)
Foreign currency translation adjustment, net of reclassification adjustments of $6,134 (net of tax) (Note 7)				3,963	3,963
Unrealized gain (loss) on investment trusts				3,370	3,370
Cash flow hedges (Note 1(b))				(2,743)	(2,743)
Total comprehensive income					89,243

Issuance of common stock - net (1,070,199 shares)	10	25,459			25,469
Dividends on common stock ($.46 per share)			(80,992)		(80,992)
Other (Note 2(b))		(5,713)	(20)		(5,733)

Ending balance at June 30, 2003 (176,947,118 shares)	$1,769	$2,135,968	$1,495,502	$(24,423)	$3,608,816

Quarter Ended June 30, 2002

Balance at April 1, 2002 (166,826,096 shares)	$1,669	$1,839,338	$1,350,090	$(19,188)	$3,171,909
Comprehensive income:
Net income			44,983		44,983
Other comprehensive income (loss), net of tax effect of ($7,772)
Foreign currency translation adjustment				16,897	16,897
Unrealized gain (loss) on investment trusts				(583)	(583)
Cash flow hedges (Note 1(b))				(1,913)	(1,913)
Total comprehensive income					59,384

Issuance of common stock - net (660,033 shares)	6	19,518			19,524
Dividends on common stock ($.45 per share)			(75,200)		(75,200)
Other		2,833	8		2,841

Ending balance at June 30, 2002 (167,486,129 shares)	$1,675	$1,861,689	$1,319,881	$(4,787)	$3,178,458

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stock Equity
	(in thousands)
	(unaudited)

Year to Date June 30, 2003

Balance at January 1, 2003 (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$(29,800)	$3,293,476
Comprehensive income:
Net income			250,738		250,738
Other comprehensive income (loss), net of tax effect of ($2,558)
Foreign currency translation adjustment, net of reclassification adjustments of $6,134 (net of tax) (Note 7)				6,054	6,054
Unrealized gain (loss) on investment trusts				2,518	2,518
Cash flow hedges (Note 1(b))				(3,195)	(3,195)
Total comprehensive income					256,115

Issuance of common stock - net (8,284,003 shares)	82	219,355			219,437
Dividends on common stock ($.92 per share)			(158,677)		(158,677)
Other (Note 2(b))		(1,523)	(12)		(1,535)

Ending balance at June 30, 2003 (176,947,118 shares)	$1,769	$2,135,968	$1,495,502	$(24,423)	$3,608,816

Year to Date June 30, 2002

Balance at January 1, 2002 (159,402,839 shares)	$1,594	$1,619,659	$1,337,135	$(16,929)	$2,941,459
Comprehensive income:
Net income			129,812		129,812
Other comprehensive income (loss), net of tax effect of ($6,688)
Foreign currency translation adjustment				15,313	15,313
Unrealized gain (loss) on investment trusts				(1,634)	(1,634)
Minimum pension liability adjustment				136	136
Cash flow hedges (Note 1(b))				(1,673)	(1,673)
Total comprehensive income					141,954

Issuance of common stock - net (8,083,290 shares)	81	235,412			235,493
Dividends on common stock ($.90 per share)			(147,082)		(147,082)
Other		6,618	16		6,634

Ending balance at June 30, 2002 (167,486,129 shares)	$1,675	$1,861,689	$1,319,881	$(4,787)	$3,178,458

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$250,738	$129,812
Items providing or (using) cash currently:
Depreciation	208,863	194,295
Loss (Gain) on disposal of discontinued operations, net of tax	(8,878)	—
Cumulative effect of changes in accounting principles, net of tax	(26,462)	10,899
Change in net position of energy risk management activities	12,421	(54,030)
Deferred income taxes and investment tax credits - net	24,315	20,779
Equity in (earnings) losses of unconsolidated subsidiaries	(6,696)	(4,108)
Allowance for equity funds used during construction	(6,191)	(7,167)
Regulatory assets deferrals	(40,084)	(43,403)
Regulatory assets amortization	52,273	53,288
Accrued pension and other postretirement benefit costs	34,755	41,223
Deferred costs under gas recovery mechanism	(36,422)	(1,073)
Changes in current assets and current liabilities:
Restricted deposits	(517)	(765)
Accounts and notes receivable	178,214	(296,104)
Materials, supplies, and fuel	(1,793)	(45,907)
Prepayments	(7,074)	(9,174)
Accounts payable	(216,128)	317,942
Accrued taxes and interest	(59,226)	19,380
Other assets	(2,388)	26,868
Other liabilities	54,061	17,105

Net cash provided by (used in) operating activities	403,781	369,860

Financing Activities
Change in short-term debt	(258,704)	(35,337)
Issuance of long-term debt	291,198	—
Redemption of long-term debt	(141,759)	(20,292)
Retirement of preferred stock of subsidiaries	(10)	(2)
Issuance of common stock	219,437	235,493
Dividends on common stock	(158,677)	(147,082)

Net cash provided by (used in) financing activities	(48,515)	32,780

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(334,522)	(395,407)
Acquisitions and other investments	(23,092)	(17,186)
Proceeds from disposal of subsidiaries	51,252	—

Net cash provided by (used in) investing activities	(306,362)	(412,593)

Net increase (decrease) in cash and cash equivalents	48,904	(9,953)

Cash and cash equivalents at beginning of period	200,112	87,257

Cash and cash equivalents at end of period	$249,016	$77,304

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$117,496	$119,766
Income taxes	$96,696	$32,083

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended June 30		Year to Date June 30
	2003	2002	2003	2002
	(in thousands)
	(unaudited)

Operating Revenues (Note 1(g)(i))
Electric	$397,455	$409,709	$826,019	$806,807
Gas	85,311	56,008	360,587	235,617
Total Operating Revenues	482,766	465,717	1,186,606	1,042,424

Operating Expenses
Fuel and purchased and exchanged power (Note 1(g)(i))	106,267	108,585	236,821	215,833
Gas purchased	48,086	24,471	219,851	132,439
Operation and maintenance	125,937	138,341	260,697	244,196
Depreciation	50,313	48,892	99,577	97,052
Taxes other than income taxes	49,739	45,719	110,257	99,205
Total Operating Expenses	380,342	366,008	927,203	788,725

Operating Income	102,424	99,709	259,403	253,699

Miscellaneous - Net	6,899	4,563	13,483	1,880
Interest Expense	29,419	21,774	55,260	44,629

Income Before Taxes	79,904	82,498	217,626	210,950

Income Taxes	28,985	29,828	80,409	80,695

Income Before Cumulative Effect of Changes in Accounting Principles	50,919	52,670	137,217	130,255

Cumulative effect of changes in accounting principles, net of tax (Note 1(g)(vii))	—	—	30,938	—

Net Income	$50,919	$52,670	$168,155	$130,255

Preferred Dividend Requirement	212	212	423	423

Net Income Applicable to Common Stock	$50,707	$52,458	$167,732	$129,832

Net Income	$50,919	$52,670	$168,155	$130,255

Other Comprehensive Income (Loss), Net of Tax Effect	(2,721)	(1,913)	(3,027)	(2,085)

Comprehensive Income	$48,198	$50,757	$165,128	$128,170

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$63,192	$45,336
Restricted deposits	3,037	3,071
Notes receivable from affiliated companies	201,634	148,823
Accounts receivable less accumulated provision for doubtful accounts of $3,714 at June 30, 2003, and $5,942 at December 31, 2002	97,460	117,269
Accounts receivable from affiliated companies	23,692	97,584
Materials, supplies, and fuel	118,277	121,881
Energy risk management current assets (Note 1(b)(i))	67,755	57,912
Prepayments and other	27,840	8,560
Total Current Assets	602,887	600,436

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 11)
Electric	2,120,288	2,073,133
Gas	1,028,589	1,003,870
Common	248,956	248,938
Total Utility Plant In Service	3,397,833	3,325,941
Construction work in progress	98,322	84,249
Total Utility Plant	3,496,155	3,410,190
Non-regulated property, plant, and equipment (Note 11)	3,488,169	3,445,056
Accumulated depreciation (Note 1(g)(iii))	2,722,956	2,712,105
Net Property, Plant, and Equipment	4,261,368	4,143,141

Other Assets
Regulatory assets	602,092	604,776
Energy risk management non-current assets (Note 1(b)(i))	63,452	64,762
Other investments	1,079	1,082
Other	186,848	127,550
Total Other Assets	853,471	798,170

Total Assets	$5,717,726	$5,541,747

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$165,721	$195,812
Accounts payable to affiliated companies	37,738	146,558
Accrued taxes	162,940	159,199
Accrued interest	29,057	22,872
Notes payable and other short-term obligations (Note 4)	112,100	112,100
Notes payable to affiliated companies (Note 4)	8,258	8,947
Long-term debt due within one year (Note 3)	130,000	120,000
Energy risk management current liabilities (Note 1(b)(i))	78,963	49,288
Other	37,451	37,160
Total Current Liabilities	762,228	851,936

Non-Current Liabilities
Long-term debt (Note 3)	1,721,865	1,569,713
Deferred income taxes	919,289	882,628
Unamortized investment tax credits	82,192	85,198
Accrued pension and other postretirement benefit costs	208,160	201,284
Energy risk management non-current liabilities (Note 1(b)(i))	54,041	31,326
Other	84,609	88,843
Total Non-Current Liabilities	3,070,156	2,858,992

Total Liabilities	3,832,384	3,710,928

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at June 30, 2003, and December 31, 2002	762,136	762,136
Paid-in capital	586,292	586,292
Retained earnings	545,202	487,652
Accumulated other comprehensive income (loss)	(28,773)	(25,746)
Total Common Stock Equity	1,864,857	1,810,334

Commitments and Contingencies (Note 6)

Total Liabilities and Shareholder’s Equity	$5,717,726	$5,541,747

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$168,155	$130,255
Items providing or (using) cash currently:
Depreciation	99,577	97,052
Deferred income taxes and investment tax credits - net	12,144	21,393
Cumulative effect of changes in accounting principles, net of tax	(30,938)	—
Change in net position of energy risk management activities	1,161	(5,840)
Allowance for equity funds used during construction	(1,841)	480
Regulatory assets deferrals	(12,725)	(28,195)
Regulatory assets amortization	19,654	17,951
Accrued pension and other postretirement benefit costs	6,876	5,323
Deferred costs under gas cost recovery mechanism	(36,422)	(1,073)
Changes in current assets and current liabilities:
Restricted deposits	34	(764)
Accounts and notes receivable	131,511	(219,100)
Materials, supplies, and fuel	3,604	24,512
Prepayments	(7,962)	(4,318)
Accounts payable	(138,911)	244,575
Accrued taxes and interest	9,926	23,804
Other assets	(4,388)	9,326
Other liabilities	(5,635)	4,032

Net cash provided by (used in) operating activities	213,820	319,413

Financing Activities
Change in short-term debt, including net affiliate notes	(91,310)	(65,629)
Issuance of long-term debt	256,198	—
Redemption of long-term debt	(100,000)	—
Dividends on preferred stock	—	(349)
Dividends on common stock	(110,182)	(91,653)

Net cash provided by (used in) financing activities	(45,294)	(157,631)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(150,672)	(161,394)
Other investments	2	(1)

Net cash provided by (used in) investing activities	(150,670)	(161,395)

Net increase (decrease) in cash and cash equivalents	17,856	387

Cash and cash equivalents at beginning of period	45,336	9,074

Cash and cash equivalents at end of period	$63,192	$9,461

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$30,010	$40,504
Income taxes	$37,155	$15,495

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended June 30		Year to Date June 30
	2003	2002	2003	2002
	(in thousands)
	(unaudited)

Operating Revenues (Note 1(g)(i))
Electric	$361,385	$378,618	$773,073	$745,019

Operating Expenses
Fuel and purchased and exchanged power (Note 1(g)(i))	121,998	128,546	288,870	251,595
Operation and maintenance	122,947	142,549	235,332	257,628
Depreciation	44,944	38,380	87,656	76,128
Taxes other than income taxes	16,150	17,149	32,032	33,546
Total Operating Expenses	306,039	326,624	643,890	618,897

Operating Income	55,346	51,994	129,183	126,122

Miscellaneous - Net	5,411	4,370	7,569	9,721
Interest Expense	22,038	17,789	42,153	37,080

Income Before Taxes	38,719	38,575	94,599	98,763

Income Taxes	15,640	8,861	37,299	30,966

Income Before Cumulative Effect of a Change in Accounting Principle	23,079	29,714	57,300	67,797

Cumulative effect of a change in accounting principle, net of tax (Note 1(g)(vii))	—	—	(494)	—

Net Income	$23,079	$29,714	$56,806	$67,797

Preferred Dividend Requirement	646	646	1,293	1,293

Net Income Applicable to Common Stock	$22,433	$29,068	$55,513	$66,504

Net Income	$23,079	$29,714	$56,806	$67,797

Other Comprehensive Income (Loss), Net of Tax Effect	2,954	(471)	2,324	(968)

Comprehensive Income	$26,033	$29,243	$59,130	$66,829

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$906	$2,007
Restricted deposits	571	20
Notes receivable from affiliated companies	34,365	53,755
Accounts receivable less accumulated provision for doubtful accounts of $1,935 at June 30, 2003, and $5,656 at December 31, 2002	74,828	84,819
Accounts receivable from affiliated companies	1,617	437
Materials, supplies, and fuel	143,287	137,292
Energy risk management current assets (Note 1(b)(i))	7,325	8,701
Prepayments and other	36,433	44,725
Total Current Assets	299,332	331,756

Property, Plant, and Equipment - at Cost
Utility plant in service	5,976,952	5,315,410
Construction work in progress	250,890	385,051
Total Utility Plant	6,227,842	5,700,461
Accumulated depreciation	2,402,932	2,334,157
Net Property, Plant, and Equipment (Note 11)	3,824,910	3,366,304

Other Assets
Regulatory assets	412,932	417,920
Energy risk management non-current assets (Note 1(b)(i))	10,789	16,590
Other investments	59,559	54,683
Other	43,144	35,703
Total Other Assets	526,424	524,896

Total Assets	$4,650,666	$4,222,956

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$50,590	$113,563
Accounts payable to affiliated companies	34,017	107,364
Accrued taxes	98,565	105,960
Accrued interest	30,964	23,078
Notes payable and other short-term obligations (Note 4)	—	35,000
Notes payable to affiliated companies (Note 4)	236,588	138,055
Long-term debt due within one year (Note 3)	257,038	56,000
Energy risk management current liabilities (Note 1(b)(i))	7,048	8,000
Other	22,654	22,335
Total Current Liabilities	737,464	609,355

Non-Current Liabilities
Long-term debt (Note 3)	1,499,254	1,315,984
Deferred income taxes	540,580	538,745
Unamortized investment tax credits	31,297	32,897
Accrued pension and other postretirement benefit costs	191,779	184,299
Energy risk management non-current liabilities (Note 1(b)(i))	15,354	17,157
Other	81,811	80,879
Total Non-Current Liabilities	2,360,075	2,169,961

Total Liabilities	3,097,539	2,779,316

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,343

Common Stock Equity
Common stock - without par value; $.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at June 30, 2003, and December 31, 2002	539	539
Paid-in capital (Note 2(c))	526,931	426,931
Retained earnings	989,119	981,946
Accumulated other comprehensive income (loss)	(5,795)	(8,119)
Total Common Stock Equity	1,510,794	1,401,297

Commitments and Contingencies (Note 6)

Total Liabilities and Shareholder’s Equity	$4,650,666	$4,222,956

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$56,806	$67,797
Items providing or (using) cash currently:
Depreciation	87,656	76,128
Cumulative effect of a change in accounting principle, net of tax	494	—
Deferred income taxes and investment tax credits - net	(937)	(8,881)
Change in net position of energy risk management activities	635	603
Allowance for equity funds used during construction	(4,350)	(7,647)
Regulatory assets deferrals	(27,359)	(15,208)
Regulatory assets amortization	32,619	35,337
Accrued pension and other postretirement benefit costs	7,480	9,923
Changes in current assets and current liabilities:
Restricted deposits	(551)	(2)
Accounts and notes receivable	28,201	120,198
Materials, supplies, and fuel	(5,995)	(36,653)
Prepayments	(406)	(4,589)
Accounts payable	(136,320)	(66,185)
Accrued taxes and interest	491	36,566
Other assets	6,344	(7,655)
Other liabilities	(1,755)	5,862

Net cash provided by (used in) operating activities	43,053	205,594

Financing Activities
Change in short-term debt, including net affiliate notes	63,533	77,806
Issuance of long-term debt	35,000	—
Redemption of long-term debt	(27,896)	(23,000)
Contribution from parent	100,000	—
Retirement of preferred stock	(10)	(2)
Dividends on preferred stock	(1,293)	(1,293)
Dividends on common stock	(48,340)	(55,138)

Net cash provided by (used in) financing activities	120,994	(1,627)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(164,082)	(201,852)
Other investments	(1,066)	(2,337)

Net cash provided by (used in) investing activities	(165,148)	(204,189)

Net increase (decrease) in cash and cash equivalents	(1,101)	(222)

Cash and cash equivalents at beginning of period	2,007	1,587

Cash and cash equivalents at end of period	$906	$1,365

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$20,465	$43,131
Income taxes	$55,919	$13,590

Non-cash financing and investing activities:
Issuance of promissory notes to affiliated company for acquisition of assets	$375,969	$—

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF INCOME

	Quarter Ended June 30		Year to Date June 30
	2003	2002	2003	2002
	(in thousands)
	(unaudited)

Operating Revenues
Electric	$51,096	$54,139	$106,025	$104,975
Gas	14,383	11,016	63,767	46,220
Total Operating Revenues	65,479	65,155	169,792	151,195

Operating Expenses
Electricity purchased from parent company for resale	37,136	37,808	76,259	74,646
Gas purchased	9,450	5,311	40,950	28,200
Operation and maintenance	13,794	13,928	26,379	23,380
Depreciation	4,583	4,512	9,028	8,732
Taxes other than income taxes	1,121	1,167	2,282	2,368
Total Operating Expenses	66,084	62,726	154,898	137,326

Operating Income (Loss)	(605)	2,429	14,894	13,869

Miscellaneous - Net	901	1,959	2,380	(2,188)
Interest Expense	1,470	1,452	2,972	2,957

Income (Loss) Before Taxes	(1,174)	2,936	14,302	8,724

Income Taxes	(679)	944	5,391	2,848

Net Income (Loss)	$(495)	$1,992	$8,911	$5,876

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

ASSETS

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$3,935	$3,926
Notes receivable from affiliated companies	6,438	13,337
Accounts receivable less accumulated provision for doubtful accounts of $111 at June 30, 2003, and $84 at December 31, 2002	729	703
Accounts receivable from affiliated companies	170	1,671
Materials, supplies, and fuel	6,633	8,182
Prepayments and other	558	316
Total Current Assets	18,463	28,135

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 11)
Electric	267,672	258,094
Gas	224,400	215,505
Common	31,898	31,679
Total Utility Plant In Service	523,970	505,278
Construction work in progress	11,615	14,745
Total Utility Plant	535,585	520,023
Accumulated depreciation	195,590	187,876
Net Property, Plant, and Equipment	339,995	332,147

Other Assets
Regulatory assets	9,561	5,134
Other	20,774	16,811
Total Other Assets	30,335	21,945

Total Assets	$388,793	$382,227

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	June 30 2003	December 31 2002
	(in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$4,048	$8,816
Accounts payable to affiliated companies	19,420	22,297
Accrued taxes	810	1,487
Accrued interest	1,305	1,226
Long-term debt due within one year	20,000	20,000
Notes payable to affiliated companies (Note 4)	20,952	14,076
Other	5,810	6,368
Total Current Liabilities	72,345	74,270

Non-Current Liabilities
Long-term debt	54,669	54,653
Deferred income taxes	48,230	43,360
Unamortized investment tax credits	3,011	3,143
Accrued pension and other postretirement benefit costs	16,213	15,620
Other	14,556	14,017
Total Non-Current Liabilities	136,679	130,793

Total Liabilities	209,024	205,063

Common Stock Equity
Common stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at June 30, 2003, and December 31, 2002	8,780	8,780
Paid-in capital	23,644	23,644
Retained earnings	147,405	144,800
Accumulated other comprehensive income (loss)	(60)	(60)
Total Common Stock Equity	179,769	177,164

Commitments and Contingencies (Note 6)

Total Liabilities and Shareholder’s Equity	$388,793	$382,227

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2003	2002
	(in thousands)
	(unaudited)

Operating Activities
Net income	$8,911	$5,876
Items providing or (using) cash currently:
Depreciation	9,028	8,732
Deferred income taxes and investment tax credits - net	4,737	(132)
Allowance for equity funds used during construction	(287)	(259)
Regulatory assets deferrals	(197)	4,435
Regulatory assets amortization	209	(1,077)
Accrued pension and other postretirement benefit costs	593	1,048
Deferred costs under gas cost recovery mechanism	(8,375)	4,109
Changes in current assets and current liabilities:
Accounts and notes receivable	8,374	14,063
Materials, supplies, and fuel	1,549	3,760
Prepayments	(242)	(332)
Accounts payable	(7,645)	3,799
Accrued taxes and interest	(598)	2,784
Other assets	598	714
Other liabilities	(630)	621

Net cash provided by (used in) operating activities	16,025	48,141

Financing Activities
Change in short-term debt, including net affiliate notes	6,876	(32,024)
Dividends on common stock	(6,305)	(2,675)

Net cash provided by (used in) financing activities	571	(34,699)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(16,587)	(15,260)
Other investments	—	(20)

Net cash provided by (used in) investing activities	(16,587)	(15,280)

Net increase (decrease) in cash and cash equivalents	9	(1,838)

Cash and cash equivalents at beginning of period	3,926	4,099

Cash and cash equivalents at end of period	$3,935	$2,261

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$1,437	$2,170
Income taxes	$3,001	$2,386

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

1.  Summary of Significant Accounting Policies

(a)                                  Presentation

Our Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results.  These results are not necessarily indicative of results for a full year.  These statements should be read in conjunction with the Financial Statements and the notes thereto included in the registrants’ combined Form 10-K for the year ended December 31, 2002 and Form 8-K filed on June 10, 2003 (together, the 2002 10-K).  Certain amounts in the 2002 Financial Statements have been reclassified to conform to the 2003 presentation.

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles (GAAP).  Actual results could differ, as these estimates and assumptions involve judgment.

(b)                                  Derivatives

We use derivatives to manage exposures to commodity price risk and fluctuations in interest rates.

We account for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which requires all derivatives, subject to certain exemptions, to be accounted for at fair value.  Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the income statement for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges.  To qualify for hedge accounting, derivatives must be designated as a hedge (for example, an offset of interest rate risks) and must be effective at reducing the risk associated with the hedged item.  Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

(i)               Energy Marketing and Trading

We market and trade electricity, natural gas, coal, and other energy-related products.  We designate derivative transactions as trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  Derivatives are classified as non-trading only when we have the intent and projected ability to fulfill substantially all obligations from company-owned assets.  Such classification is generally limited to the sale of generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies’ franchise service territory).  All other energy derivatives (excluding electric and gas purchase contracts for use in serving our native load requirements) are classified as trading.  Gas trading is comprised of transactions for which gas is physically delivered to a customer (physical gas trading), as well as transactions that are financial in nature for which delivery rarely occurs (financial gas trading).  Since our gas marketing and trading operations own no gas production and have limited transmission ownership, their gas transactions are considered trading whether physical or financial.  Certain gas and coal contracts do not meet the definition of a derivative and, therefore, are not required to be classified as trading or non-trading.

In 2003, we began reflecting realized and unrealized gains and losses on trading derivatives on a net basis in Operating Revenues pursuant to the requirements of EITF 02-3, regardless of whether the transactions were settled physically.  Prior to 2003, the realized results for trading contracts that were physical in nature were presented as either (a) Operating Revenues, if sales contracts or (b) Fuel and purchased and exchanged power expense or Gas purchased expense, if purchase contracts.  The presentation for 2002 has been reclassified to conform to the new presentation.  Non-trading derivatives, as well as energy marketing contracts that are not derivatives, are presented on a gross basis in Operating Revenues or Fuel and purchased and exchanged power expense.  (For more information see (g)(i)).

We account for nearly all non-trading derivatives and non-derivative energy contracts on the accrual basis of accounting (accrual contracts).  Non-trading derivatives are accounted for as accrual only if the contract qualifies for the normal purchases and sales scope exception in Statement 133.  Trading derivatives are accounted for at fair value with changes in fair value, which represent unrealized gains and losses, included as revenues in our Statements of Income.  These derivatives are shown in our Balance Sheets as Energy risk management assets and Energy risk management liabilities.  In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  This decision required that non-derivative contracts and natural gas inventory previously accounted for at fair value be accounted for on an accrual basis, beginning January 1, 2003.  In June 2003, we began applying fair value hedge accounting to certain quantities of natural gas inventory.  See (c) for further discussion.

Although we intend to settle accrual contracts with company-owned assets, occasionally we settle these contracts with purchases on the open trading markets.  The cost of these purchases could be in excess of the associated revenues.  We recognize the gains or losses on these transactions as delivery occurs.  Open market purchases may occur for the following reasons:

•                  generating station outages;

•                  least-cost alternative;

•                  native load requirements; and

•                  extreme weather.

We anticipate that some of the electricity obligations, even though considered trading derivatives, will ultimately be settled using company-owned generation.  The variable cost of this generation is typically below the market price at which the trading portfolio has been valued.  The potential for earnings volatility from period to period is increased due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

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

(ii)           Interest Rate Risk

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

At June 30, 2003, the ineffectiveness of instruments that we have classified as fair value or cash flow hedges of debt instruments was not material.  Reclassification of unrealized gains or losses on cash flow hedges of debt instruments from Accumulated other comprehensive income (loss) occurs as interest is accrued on the debt instrument.  We currently estimate that on an after-tax basis, $5 million of unrealized losses will be reclassified as a charge to Interest Expense during the twelve-month period ending June 30, 2004.

(c)                                  Inventory

Prior to January 1, 2003, natural gas inventory for our North American gas trading operation, was accounted for at fair value.  All other inventory was accounted for at the lower of cost or market, cost being determined through the weighted average method.  Effective January 1, 2003, accounting for the North American gas trading operation’s inventory was adjusted to the lower of cost or market method with a cumulative effect adjustment, as required by EITF 02-3.  See (g)(i) below for additional discussion of the impacts of adopting EITF 02-3.

In June 2003, in accordance with the provisions of Statement 133, Cinergy designated specific derivatives as fair value hedges for certain volumes of our natural gas inventory.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified inventory) are included in income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the inventory on a quarterly basis.  For the three months ended, June 30, 2003, the hedges’ ineffectiveness was not material.

(d)                                  Stock-Based Compensation

Effective January 1, 2003, Cinergy adopted prospectively the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for all employee awards granted or modified after January 1, 2003.  Prior to 2003, we accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The following table illustrates the effect on our Net Income and Earnings Per Common Share (EPS) if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Quarter Ended June 30		Year to Date June 30
		(in millions, except per share amounts)

		2003	2002	2003	2002

Net income, as reported		$85	$45	$251	$130

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects.	6	2	9	5

Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	6	3	10	6

Pro-forma net income		$85	$44	$250	$129

EPS - as reported		$0.47	$0.27	$1.43	$0.79
EPS - pro-forma		$0.47	$0.27	$1.42	$0.78

EPS assuming dilution - as reported		$0.47	$0.26	$1.42	$0.78
EPS assuming dilution - pro-forma		$0.47	$0.26	$1.41	$0.77

The pro-forma amounts reflect certain assumptions used in estimating fair values.  As a result of this and other factors which may effect the timing and amounts of stock-based compensation, the pro-forma effect on Net Income and EPS may not be representative of future periods.

(e)                                  Asset Retirement Obligations

We recognize the fair value of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  The initial recognition of this liability is accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as Operation and maintenance expense).  Additional depreciation expense is recorded prospectively for any property, plant, and equipment increases.

We do not recognize liabilities for asset retirement obligations for which the fair value cannot be reasonably estimated.  The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI) have asset retirement obligations associated with river structures at certain generating stations.  However, the retirement date for these river structures cannot be reasonably estimated; therefore, the fair value of the associated liability currently cannot be estimated and no amounts are recognized in the financial statements herein.

Effective with our adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143), on January 1, 2003, we do not accrue the estimated cost of removal when no obligation exists for any of our non-regulated assets, even if removal of the asset is likely.  For our rate-regulated assets where our tariff rate includes a cost of removal component, we recognize a charge for estimated cost of removal under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71), as part of depreciation.  This includes most assets for PSI, CG&E, except for its generating assets, and The Union Light, Heat and Power Company (ULH&P).  See (g)(iii) for additional information.

(f)                                    Operating Revenues

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

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of June 30, 2003 and 2002, were as follows:

	2003	2002
	(in millions)

Cinergy	$123	$132
CG&E and subsidiaries	64	68
PSI	59	64
ULH&P	10	11

(g)                                 Accounting Changes

(i)               Energy Trading

In October 2002, the EITF reached consensus in EITF 02-3, to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of

Income, whether or not settled physically.  The consensus to rescind EITF 98-10 required most energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of $13 million for Cinergy and $8 million for CG&E, which includes primarily the impact of certain coal contracts, gas inventory, and certain gas contracts, which were all accounted for at fair value.  We expect this rescission to have the largest ongoing impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase inter-period volatility in reported results of operations.  As a result, we began applying fair value hedge accounting in June 2003 to certain quantities of gas inventory (more fully discussed in (c) above) and are further reviewing additional applications for hedge accounting.

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

The following table presents the effect of the change in revenue presentation in Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense for the quarter ended and year to date June 30, 2002.

	Cinergy(1)	CG&E and subsidiaries	PSI
	(in thousands)

Quarter Ended June 30, 2002

Electric Operating Revenues as previously reported	$1,340,370	$866,450	$467,428

Adjustment for effect of EITF 02-3 implementation	(511,124)	(456,741)	(88,810)
Other(2)	(24,783)	—	—

Electric Operating Revenues as adjusted	804,463	409,709	378,618

Gas Operating Revenues as previously reported	1,116,953	56,008	—

Adjustment for effect of EITF 02-3 implementation	(1,036,745)	—	—

Gas Operating Revenues as adjusted	80,208	56,008	—

	Cinergy(1)	CG&E and subsidiaries	PSI
Quarter Ended June 30, 2002 (continued)	(in thousands)

Fuel and purchased and exchanged power expense as previously reported	758,673	564,329	217,356

Adjustment for effect of EITF 02-3 implementation	(501,116)	(455,744)	(88,810)
Other(2)	(15,871)	—	—

Fuel and purchased and exchanged power expense as adjusted	241,686	108,585	128,546

Gas purchased expense as previously reported	1,076,315	24,471	—

Adjustment for effect of EITF 02-3 implementation	(1,046,753)	—	—

Gas purchased expense as adjusted	29,562	24,471	—

Year to Date June 30, 2002

Electric Operating Revenues as previously reported	$2,623,794	$1,502,336	$1,097,272

Adjustment for effect of EITF 02-3 implementation	(1,004,045)	(695,529)	(352,253)
Other(2)	(53,901)	—	—

Electric Operating Revenues as adjusted	1,565,848	806,807	745,019

Gas Operating Revenues as previously reported	2,020,214	235,617	—

Adjustment for effect of EITF 02-3 implementation	(1,749,942)	—	—

Gas Operating Revenues as adjusted	270,272	235,617	—

Fuel and purchased and exchanged power expense as previously reported	1,486,220	909,344	603,848

Adjustment for effect of EITF 02-3 implementation	(994,037)	(693,511)	(352,253)
Other(2)	(32,691)	—	—

Fuel and purchased and exchanged power expense as adjusted	459,492	215,833	251,595

Gas purchased expense as previously reported	1,899,392	132,439	—

Adjustment for effect of EITF 02-3 implementation	(1,759,950)	—	—

Gas purchased expense as adjusted	139,442	132,439	—

(1)               The results of Cinergy also include amounts related to non-registrants and include the elimination of certain intercompany amounts.

(2)               Item represents amounts reclassified to Discontinued operations, net of tax.

(ii)           Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).  With the adoption of Statement 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization.  Statement 142 requires that goodwill be assessed for impairment upon adoption (transition impairment test) and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards.

We began applying Statement 142 in the first quarter of 2002.  The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations.  We finalized our transition impairment test in the fourth quarter of 2002 and recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This amount is reflected in Cinergy’s Statements of Income as a cumulative effect adjustment, net of tax.  While Statement 142 did not require the initial transition impairment test to be completed until December 31, 2002, it required the cumulative effect adjustment to be reflected as of January 1, 2002.

Cinergy Corp.’s condensed financial results below revise previously reported results as filed in the Form 10-Q for the period ended June 30, 2002, to reflect the impairment charge as of January 1, 2002.

	Year to Date June 30, 2002
	Net Income	EPS	EPS- Assuming Dilution
	(in millions, except for EPS)

Reported results	$141	$0.85	$0.84
Cumulative effect of a change in accounting principle, net of tax	(11)	(0.06)	(0.06)
Revised results	$130	$0.79	$0.78

(iii)       Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets, at the time the obligations are incurred.  Our accounting policy for such legal obligations is described in (e) above.

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

Pro-forma results as if Statement 143 was applied retroactively for the years ended December 31, 2002, 2001, and 2000 and the quarter ended and year to date June 30, 2002 are not materially different from reported results.

(iv)         Derivatives

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the statement of cash flows.  Implementation issues that have been previously cleared by the FASB staff will continue to be applied in accordance with their respective effective dates at the time that they were cleared and new guidance has varying implementation provisions, none of which will apply until the third quarter of 2003.  We are continuing to evaluate the impacts of adopting Statement 149 but currently do not believe the impacts will be material to our results of operations or financial position.

In June 2003, the FASB issued final guidance on the use of broad market indices (e.g., consumer price index) in power purchase and sales contracts.  This guidance clarifies when the normal purchases and sales scope exception is precluded if a contract contains a broad market index.  This guidance, which is effective in the fourth quarter of 2003, is not expected to have a material impact on our financial position or results of operations upon adoption.

(v)             Consolidation of Special Purpose Entities (SPE)

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities in January 2003.  This interpretation significantly changes the consolidation requirements for SPEs and certain other entities subject to its scope.  We have determined that certain entities will be required to be consolidated effective July 1, 2003, in accordance with this interpretation.  These entities consist of (a) two SPEs that are engaged in selling power and (b) certain joint ventures engaged in providing various energy services.  The two SPEs have individual power sale agreements to an unrelated third party for approximately 45 megawatts (MW) of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, these SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading) to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.  Upon the initial consolidation of these two SPE’s, approximately $225 million of non-recourse debt and a comparable amount of assets will be included on Cinergy’s Balance Sheet.  However, the impact of consolidating these two SPEs on Cinergy’s results of operations will be immaterial.  The impact of consolidating the joint ventures will be immaterial to our results of operations and financial position.

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

Cinergy has concluded that its accounts receivable sale facility, as discussed in the 2002 10-K, will remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and this interpretation.

(vi)         Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150).  Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement.

In 2001, Cinergy Corp. issued approximately $316 million notional amount of combined securities consisting of (a) 6.9 percent preferred trust securities, due February 2007, and (b) stock purchase contracts obligating the holders to purchase between 9.2 and 10.8 million shares of Cinergy Corp. common stock in, and/or before, February 2005.  These securities are more fully described in the 2002 10-K.  Statement 150 will require the preferred trust securities (currently recorded as Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company with a carrying value of $309 million) to be classified as long-term debt, effective July 1, 2003.  Dividends paid on the preferred trust securities will be recorded as Interest Expense after July 1, 2003.  Prior period financial statements are not permitted to be restated for either of these changes.

(vii)     Cumulative effect of changes in accounting principles, net of tax

The following table summarizes the various cumulative effect adjustments (net of tax) discussed above for the rescission of EITF 98-10 and the adoption of Statement 142 and Statement 143:

	Year to Date June 30

	2003	2002
	(in thousands)

Cinergy(1)
Goodwill impairment (Statement 142 adoption)	$—	$(10,899)
Rescission of EITF 98-10 (EITF 02-3 adoption)	(12,512)	—
Asset retirement obligation (Statement 143 adoption)	38,974	—
	$26,462	$(10,899)
CG&E
Rescission of EITF 98-10 (EITF 02-3 adoption)	$(8,239)	$—
Asset retirement obligation (Statement 143 adoption)	39,177	—
	$30,938	$—
PSI
Rescission of EITF 98-10 (EITF 02-3 adoption)	$(494)	$—
	$(494)	$—

(1)              The results of Cinergy also include amounts related to non-registrants.

2.  Common Stock Equity

(a)                                  Changes In Common Stock Outstanding

As discussed in the 2002 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During 2003, Cinergy has issued approximately 2.6 million shares under these plans.

On January 15, 2003, Cinergy Corp. filed a registration statement with the Securities and Exchange Commission (SEC) with respect to the issuance of common stock, preferred stock, and other securities in an aggregate offering amount of $750 million.  On February 5, 2003, Cinergy sold 5.7 million shares of common stock of Cinergy Corp. with net proceeds of approximately $175 million under this registration statement.  The net proceeds from the transaction were used to reduce short-term debt of Cinergy Corp. and for other general corporate purposes.

(b)                                  Stock-Based Compensation Plan

The Compensation Committee of the Board of Directors grants certain performance share awards under the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan (LTIP).  Historically, the performance shares have been paid 100 percent in the form of common stock.  In order to maintain market-competitiveness in respect to the form of LTIP awards and to ensure continued compliance with internal guidelines on common share dilution, the Compensation Committee approved the future payment of performance share awards 50 percent in common stock and 50 percent in cash.  As a result, in the second quarter of 2003 we have reclassified the expected cash payout portion of the performance shares from Paid-in capital to other current liabilities and other non-current liabilities.

(c)                                  Contributed Capital

In May 2003, Cinergy Corp. made a $100 million capital contribution to PSI in order to support PSI’s current credit ratings.

3.  Long-term Debt

In October 2002, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) for the purpose of securing authorization and approval to issue two subordinated promissory notes to Cinergy Corp. for the acquisition of the Butler County, Ohio and Henry County, Indiana peaking plants.  In January 2003, the IURC granted this request, and in February 2003, PSI issued the notes.  One subordinated note was for the principal amount of $200 million with an annual interest rate of 6.30% and will mature on April 15, 2004.  The second subordinated note was for $176 million with an annual interest rate of 6.40% and will mature on September 1, 2004.

On March 7, 2003, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $35 million of its Environmental Refunding Revenue Bonds Series 2003, due April 1, 2022.  Interest was initially set at 1.05% and resets every 35 days by auction. The bonds are not putable by the holders; therefore, PSI’s debt obligation is classified as Long-term debt.  On March 28, 2003, the proceeds from this borrowing plus the interest income earned were used to cause the refunding of the $35 million principal amount outstanding of the City of Princeton, Indiana Pollution Control Revenue Refunding Bonds, 1997 Series.

On April 25, 2003, PSI redeemed $26.8 million of the following Series A, Medium-term Notes:

Principal Amount	Interest Rate	Maturity Date
(in millions)

$2.0	8.37%	11/08/2006
5.0	8.81	05/16/2022
3.0	8.80	05/18/2022
16.8	8.67	06/01/2022

On June 16, 2003, CG&E issued $200 million principal amount of its 5 3/8% 2003 Series B Debentures due June 15, 2033 (effective interest rate of 5.66%).   Proceeds from this issuance will be used for general corporate purposes, including the funding of capital expenditures related to construction projects and environmental compliance initiatives, and the repayment of outstanding indebtedness.

Also, on June 16, 2003, CG&E modified existing debt resulting in a $200 million principal amount 5.40% 2003 Series A Debenture with a 30 year maturity. The effective interest rate is 6.90%.  The coupon rate differs from the effective rate due to the amortization of costs associated with modifying the existing debt.

On June 30, 2003, CG&E redeemed its $100 million 8.28% Junior Subordinated Debentures due July 1, 2025.  The redeemed amount was slightly above carrying value resulting in an insignificant loss.

4.                                      Notes Payable and Other Short-term Obligations

At June 30, 2003, Cinergy Corp. had $704 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities included the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2004
Direct borrowing		$	$—	$
Commercial paper support			281

Total 364-day facility		600	281	319

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of Credit support			15

Total three-year facility		400	15	385

Total credit facilities		$1,000	$296	$704

In April 2003, Cinergy Corp. successfully placed a $600 million, 364-day senior unsecured revolving credit facility.  This facility replaced the $600 million, 364-day facility that expired April 30, 2003.

On August 1, 2003, CG&E caused the remarketing by the Ohio Air Quality Development Authority of $84 million of its State of Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2030.  The issuance consists of a $42 million 1995 Series A and a $42 million 1995 Series B.  The remarketing effected the conversion from a daily interest rate reset mode supported by a letter of credit to an unsecured weekly interest rate mode.  The interest rate for both Series was initially set at 1.30% and will reset every seven days going forward.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they will be reflected in Notes payable and other short-term obligations on the Balance Sheets for Cinergy and CG&E.

Also on August 1, 2003, CG&E caused the remarketing by the Ohio Air Quality Development Authority of $12.1 million of its State of Ohio Air Quality Development Revenue Bonds 2001 Series A due August 1, 2033.  The remarketing effected the conversion from an unsecured one-year interest rate reset mode to a daily interest rate reset mode supported by a letter of credit.  The interest rate was initially set at 0.95% and will be reset daily going forward.  Because the holders of these notes have the right to have their notes redeemed on a daily basis, they will be reflected in Notes payable and other short-term obligations on the Balance Sheets for Cinergy and CG&E.

The following table summarizes our Notes payable and other short-term obligations, and Notes payable to affiliated companies.

	June 30, 2003		December 31, 2002
	Established Lines	Outstanding	Established Lines	Outstanding
	(in millions)
Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$25
Uncommitted lines (1)	65	—	65	—
Commercial paper (2)		281		473

Operating companies
Uncommitted lines (1)	75	—	75	—
Pollution control notes		112		147

Non-regulated subsidiaries
Revolving lines	17	9	7	1
Short-term debt		7		22

Cinergy Total		$409		$668

CG&E and subsidiaries
Uncommitted lines (1)	$15	$—	$15	$—
Pollution control notes		112		112
Money pool		8		9

CG&E Total		$120		$121

PSI
Uncommitted lines (1)	$60	$—	$60	$—
Pollution control notes		—		35
Money pool		237		138

PSI Total		$237		$173

ULH&P
Money pool		$21		$14

ULH&P Total		$21		$14

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

5.  Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are measured and monitored daily by our Corporate Credit Risk function, which is independent of all trading operations.  As of June 30, 2003, approximately 98 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed or secured by a parent company or other Investment Grade entity.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s creditworthiness, financial status, or public debt ratings.

6.  Commitments and Contingencies

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

Cinergy has guaranteed the payment of $33 million as of June 30, 2003, for unconsolidated subsidiaries’ debt and for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by the unconsolidated subsidiaries or an unexcused breach of guaranteed payment obligations by certain directors, officers, and key employees.  Most of the guarantees do not have a set termination date; however, the borrowings associated with the majority of the guarantees are due in the first quarter of 2005.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operation and maintenance agreements and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential amount to be $133 million under these guarantees as of June 30, 2003.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreements, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential amount is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs.  Cinergy has estimated the maximum potential amount, where estimable, to be $125 million under these indemnification provisions and considers the likelihood of making any material payments under these provisions to be remote.  The termination period for the majority of matters provided by indemnification provisions in purchase and sale agreements generally ranges from 2003 to 2009.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

(b)                                  Ozone Transport Rulemakings

In June 1997, the Ozone Transport Assessment Group, which consisted of 37 states, made a wide range of recommendations to the Environmental Protection Agency (EPA) to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-

compliant with ozone standards) in the Northeast, Midwest, and South.  Ozone transport refers to wind-blown movement of ozone and ozone-causing materials across city and state boundaries.

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

In August 2000, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) extended the deadline for NOX reductions to May 31, 2004.  In June 2001, the Court of Appeals remanded portions of the NOX SIP Call to the EPA for reconsideration of how growth was factored into the state NOX budgets.  On May 1, 2002, the EPA published, in the Federal Register, a final rule reaffirming its growth factors and state NOX budgets, with additional explanation.  The states of West Virginia and Illinois, along with various industry groups (some of which we are a member), have challenged the growth factors and state NOX budgets in an action filed in the Court of Appeals.  Oral argument is scheduled for September 15, 2003, and a decision is expected some time after December 2003.  It is unclear whether the Court of Appeals’ decision in this matter will result in an increase or decrease in the size of the NOX reduction requirement, or a deferral of the May 31, 2004 compliance deadline.

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively.  On November 8, 2001, the EPA approved Indiana’s SIP rules, which became effective on December 10, 2001.  On April 11, 2002, the EPA approved Kentucky’s SIP rules, which became effective on June 10, 2002.  The state of Ohio completed its NOX SIP rules in response to the NOX SIP Call on July 8, 2002, with an effective date of July 18, 2002.  On January 16, 2003, the EPA proposed a direct final rule to approve Ohio’s SIP.  The EPA has since withdrawn that proposal, and on August 5, 2003 issued a conditional approval that takes effect on September 4, 2003.  The conditional approval is based upon a written commitment from the Ohio EPA to make an additional change to its NOX SIP (relating to the date flow control takes effect).  Cinergy’s current plans for compliance with the EPA’s NOX SIP Call would also satisfy compliance with Indiana’s, Kentucky’s, and Ohio’s SIP rules.

On September 25, 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions.  This plan includes the following:

•                  install selective catalytic reduction units at several different generating stations;

•                  install other pollution control technologies, including new computerized combustion controls, at all generating stations;

•                  make combustion improvements; and

•                  utilize the NOX allowance market to buy or sell NOX allowances as appropriate.

The current estimate for additional expenditures for this plan is approximately $200 million and is in addition to the $642 million already incurred to comply with this program.

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

On October 9, 2002, consistent with a Revised Case Management Plan, the Indiana District Court set the case for trial by jury commencing on October 4, 2004.  The parties have subsequently agreed to modify the Revised Case Management Plan, including continuing the trial date, by recent motion filed with the court.

At this time, it is not possible to predict whether a final agreement implementing the agreement in principle can be reached.  The parties continue to negotiate on a number of significant issues.  If the settlement is not completed, we intend to defend against the allegations vigorously in court.  In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail upon their claims or whether resolution of these matters would have a material effect on our financial position or results of operations.

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

In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Generating Station (Stuart Station), that on June 30, 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of NSR, PSD, and SIP requirements at this station.  CG&E owns approximately 40 percent of the Stuart Station.  The NOVs indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

(d)                                  Beckjord Station NOV

On November 30, 1999, the EPA filed an NOV against Cinergy and CG&E, alleging that emissions of particulate matter at the Beckjord Station exceeded the allowable limit.  On June 22, 2000, the EPA issued an NOV and a finding of violation (FOV) alleging additional particulate emission violations at Beckjord Station.  The NOV/FOV indicated the EPA may issue an administrative compliance order, issue an administrative penalty order, or bring a civil or criminal action.  See (c) above for a discussion of the allegations.

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

In return for resolution of claims regarding past maintenance activities, as well as future operational certainty, we have tentatively committed in the agreement in principle to:

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

At this time, it is not possible to predict whether a final agreement implementing the agreement in principle can be reached.  The parties continue to negotiate and a final agreement may require control equipment, capital expenditures and other costs greater than estimated for the agreement in principle.  If the settlement is not completed, we intend to defend against the allegations, discussed in (c) and (d) above, vigorously in court.  In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail upon their claims or whether resolution of these matters would have a material effect on our financial position or results of operations.

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

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM.  In April 1998, PSI filed suit in Hendricks County in the State of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI has appealed certain adverse rulings to the Indiana Court of Appeals.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

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

(g)                                 Asbestos Claims Litigation

CG&E and PSI have been named in lawsuits related to asbestos at their electric generating stations.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

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

Subsequently, these class action suits were amended and consolidated into one suit.  CG&E has been dismissed as a defendant in the consolidated suit.  In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and Resources.  This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources.  This lawsuit is pending in the Licking County Common Pleas Court.  Trial is anticipated to occur in November 2004.  In October 2001, Cinergy, CG&E, and Investments initiated litigation against the Energy Cooperative requesting indemnification by the Energy Cooperative for the claims asserted by former customers in the class action litigation.  We intend to vigorously defend these lawsuits.  At the present time, we cannot predict the outcome of these suits.

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

(j)                                    PSI Retail Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI filed initial testimony in this case in March 2003 and initial hearings were held in June 2003.  Based on updated testimony filed in July 2003, PSI proposes an increase in revenues of approximately $190 million, or an average increase of approximately 14 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is expected in the first quarter of 2004.

(k)                                PSI Construction Work in Progress (CWIP) Ratemaking Treatment for NOX Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  Testimony and exhibits supporting PSI’s second CWIP rate adjustment mechanism update were filed in July 2003.  Amounts proposed for potential recovery are presented below:

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

(l)                                    Environmental Compliance Cost Recovery

In 2002, the Indiana General Assembly passed legislation that, among other things, encourages the deployment of advanced technologies that reduce regulated air emissions, while allowing the continued use of high sulfur Midwestern coal in existing electric generating plants.  The legislation authorizes the IURC to provide financial incentives to utilities that deploy such advanced technologies.  PSI is currently seeking IURC approval under this new law of a cost tracking mechanism for PSI’s NOX equipment-related depreciation and operation and maintenance costs, authority to use accelerated (18-year) depreciation for its NOX compliance equipment, and approval of a NOX emission allowance purchase and sales tracker.  A hearing before the IURC is scheduled for October 2003.

(m)                              PSI Purchased Power Tracker (Tracker)

The Tracker was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s general rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held in January 2003, and in June 2003 the IURC approved the extension for up to an additional two years with the ultimate determination concerning PSI’s continued use of the Tracker process to be made in PSI’s pending retail electric rate case.

In June 2002, PSI also filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs.  In May 2003, the IURC approved PSI’s recovery of $18 million related to its summer 2002 purchased power costs, and also authorized $2 million of deferred costs sought for recovery in PSI’s general rate case.

(n)                                 CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the Public Utilities Commission of Ohio (PUCO) seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism.  In April 2003,

CG&E entered into a settlement agreement with the parties, providing for an increase of $6.5 million, which the PUCO subsequently approved.  This increase was effective in May 2003.

(o)                                  ULH&P Gas Rate Case

As discussed in the 2002 10-K, in the second quarter of 2001, ULH&P filed a retail gas rate case with the Kentucky Public Service Commission (KPSC) seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  ULH&P made its second annual filing for an increase under the tracking mechanism in March 2003.  The application seeks an increase of $2 million.  A hearing was held in July 2003 and the KPSC is expected to rule on the application during the third quarter of 2003.  At the present time, ULH&P cannot predict the outcome of this proceeding.  The Kentucky Attorney General has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court and has also appealed the KPSC’s August 2002 order approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

(p)                                  Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement calls for CG&E to replace a specified minimum number of SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 198,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area.  Further investigation as to whether any additional SHA risers will need maintenance or replacement is ongoing.  If Cinergy determines that replacement of all SHA risers is appropriate, the replacement cost could be up to approximately $50 million and Cinergy would pursue recovery of this cost through rates.  At this time, Cinergy and CG&E cannot predict the outcome of this matter.

(q)                                  Contract Disputes

Cinergy, through a subsidiary of Investments, is currently involved in negotiations to resolve a customer billing dispute.  The primary issue of contention between the parties relates to the determinants used in calculating the monthly charge billed for electricity.  Cinergy has reserved for a portion of the amount billed based on our current estimate of net realizable value.  Although we cannot predict the outcome of this matter, we believe the ultimate impact on Cinergy’s financial position and results of operations, beyond amounts reserved, will not be material.

Cinergy Marketing & Trading, LP (Marketing & Trading) was in arbitration with Apache Corporation (Apache) concerning disputes under an agreement whereby we marketed natural gas that Apache produced or acquired in North America.  We had reserved for a portion of the amount billed based on estimates of the net realizable value.

Effective July 1, 2003, Marketing & Trading terminated its marketing relationship with Apache.  The termination of the marketing relationship ended the arbitration and all outstanding monetary issues related to the arbitration were settled.  The impact of the settlement was not material to our financial position or results of operations.

(r)                                  Enron Corp. (Enron) Bankruptcy

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

(s)                                  Synthetic Fuel Production

In July 2002, Capital & Trading acquired an “Earthco” coal-based synthetic fuel production facility.   The facility uses emulsified asphalt as a chemical change agent to convert coal feedstock into synthetic fuel for sale to a third party.  As of June 30, 2003, Capital & Trading’s net book value in this facility was approximately $60 million.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires in 2007.  Cinergy received a private letter ruling from the Internal Revenue Service (IRS) in connection with the acquisition of the facility.  To date, Cinergy has produced and sold approximately three million tons of synthetic fuel at this facility, resulting in approximately $80 million in tax credits, including approximately $40 million in 2003.

The IRS recently announced, in connection with an audit of another taxpayer, that it has reason to question and is reviewing the scientific validity of that taxpayer’s test procedures and results that were presented as evidence that the fuel underwent a significant chemical change.  The IRS has indicated that if it were to determine that the test procedures and results do not demonstrate the occurrence of significant chemical change, it would take appropriate action, including revoking private letter rulings relying on such results.

Cinergy believes that it is justified in its reliance on the private letter ruling it obtained from the IRS, the chemical change testing by an independent laboratory, and that its facility has been operated in a manner consistent with Section 29 of the Internal Revenue Code.  It is not possible for Cinergy to predict the outcome of the IRS’s review of these matters or the implications this might have for its synthetic fuel production facility.

(t)                                    Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous other energy companies.  The CFTC request seeks certain information regarding our trading activities, including price reporting to energy industry publications.  The CFTC seeks particular information concerning these matters for the period May 2000 through January 2001 as to one of Cinergy’s employees.  Based on a limited review of these matters, we have placed that employee on administrative leave.  Cinergy is continuing its review and intends to fully cooperate with the CFTC in connection with its investigation.

In the second quarter of 2003, Cinergy received initial and follow-up subpoenas from the SEC requesting information related to particular trading activity with one of its counterparties.  Cinergy has, and intends to, fully cooperate with the SEC in connection with this matter.

At this time it is not possible to predict the outcome of these investigations or the impact on Cinergy’s financial position or results of operations.

7.                                      Discontinued Operations

During the second quarter of 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the United States, and substantially sold or liquidated the assets of its energy trading operation in the Czech Republic.

GAAP requires consolidated entities, which have been disposed of, to be presented as Discontinued operations, net of tax in the Statements of Income and as Assets/Liabilities of Discontinued Operations in the Balance Sheets.  The accompanying financial statements have been reclassified to account for the disposals occurring during the second quarter of 2003, as well as disposals in prior periods, as discontinued operations.

As a result of the second quarter 2003 transactions, assets of discontinued operations of approximately $140 million have been sold or converted into cash and liabilities of discontinued operations of approximately $100 million have been assumed by buyers or liquidated.  The net, after-tax, gain from these disposal and liquidation transactions was approximately $9 million (including a net after-tax cumulative currency translation gain of approximately $6 million).

The table below reflects the results of operations and the income (loss) on disposal related to investments accounted for as discontinued operations for the quarter ended and year to date June 30, 2003 and 2002:

	Quarter ended June 30		Year to Date June 30
	2003	2002	2003	2002
	(in thousands)

Revenues (1)	$8,433	$24,860	$22,257	$54,116

Income (Loss) Before Taxes	$—	$(444)	$(593)	$2,051

Income (Loss) from Discontinued Operations
Income (Loss) from operations	$—	$(333)	$(3)	$1,229
Gain on disposal, net of tax	9,045	—	8,878	—

Total Income (Loss) from Discontinued Operations	$9,045	$(333)	$8,875	$1,229

(1)               Presented for informational purposes only.  All results of operations are reported net in our Statements of Income.

The table below reflects the assets and liabilities related to the investments accounted for as discontinued operations as of June 30, 2003 and December 31, 2002:

	June 30 2003	December 31 2002
	(in thousands)

Assets
Current assets	$7,187	$48,719
Property, plant, and equipment-net	—	78,309
Other assets	—	20,237

Total Assets	$7,187	$147,265

Liabilities
Current liabilities	$8,877	$6,632
Long-term debt	—	84,654
Other	—	17,547

Total Liabilities	$8,877	$108,833

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

The following section describes the activities of our business units as of June 30, 2003.

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

Financial results by business unit for the quarters ended June 30, 2003, and June 30, 2002, are as indicated below.

Business Units

	Cinergy Business Units
	Energy Merchant		Regulated Businesses		Power Technology	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)

Quarter ended June 30, 2003

Operating revenues-
External customers	$350,198		$583,723	(3)	$2	$933,923	$—	$933,923
Intersegment revenues	37,156		—		—	37,156	(37,156)	—

Cost of sales -
Fuel and purchased and exchanged power	132,986		107,484		—	240,470	—	240,470
Gas purchased	5,233		48,086		—	53,319	—	53,319

Discontinued operations, net of tax	9,045		—		—	9,045	—	9,045

Segment profit (loss)(2)	64,332	(4)	26,105		(5,784)	84,653	—	84,653

Quarter ended June 30, 2002

Operating revenues-
External customers	$348,875		$558,422		$(2)	$907,295	$—	$907,295
Intersegment revenues	38,897		—		—	38,897	(38,897)	—

Cost of sales -
Fuel and purchased and exchanged power	146,312		95,374		—	241,686	—	241,686
Gas purchased	5,091		24,471		—	29,562	—	29,562

Discontinued operations, net of tax	(333)		—		—	(333)	—	(333)

Segment profit (loss)(2)	23,505		29,141		(7,663)	44,983	—	44,983

(1)               The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.

(2)               Management utilizes segment profit (loss) to evaluate segment performance.

(3)               The increase in 2003 is primarily due to the increase in price reflecting a substantial increase in the wholesale gas commodity costs which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism.

(4)               The increase in 2003 is primarily due to the gain on disposal of discontinued operations and synthetic fuel tax credits discussed in Note 7 and Note 6(s), respectively.  This increase also reflects changes associated with employee severance programs and the write-offs of certain equipment and technology investments that were taken in the second quarter of 2002.

Financial results by business unit for year to date June 30, 2003 and June 30, 2002, are as indicated below.

Business Units

	Cinergy Business Units
	Energy Merchant		Regulated Businesses		Power Technology	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)

Year to Date June 30, 2003

Operating revenues-
External customers	$783,839	(3)	$1,418,038	(4)	$3	$2,201,880	$—	$2,201,880
Intersegment revenues	76,279		—		—	76,279	(76,279)	—

Cost of sales -
Fuel and purchased and exchanged power	261,863		248,472		—	510,335	—	510,335
Gas purchased	69,463		219,851		—	289,314	—	289,314

Discontinued operations, net of tax	8,875		—		—	8,875	—	8,875
Cumulative effect of changes in accounting principles, net of tax	26,462		—		—	26,462	—	26,462

Segment profit (loss)(2)	161,437	(5)	100,174		(10,873)	250,738	—	250,738

Year to Date June 30, 2002

Operating revenues-
External customers	$602,497		$1,273,184		$—	$1,875,681	$—	$1,875,681
Intersegment revenues	76,198		—		—	76,198	(76,198)	—

Cost of sales -
Fuel and purchased and exchanged power	242,860		216,632		—	459,492	—	459,492
Gas purchased	7,003		132,439		—	139,442	—	139,442

Discontinued operations, net of tax	1,229		—		—	1,229	—	1,229
Cumulative effect of changes in accounting principle, net of tax	(10,899)		—		—	(10,899)	—	(10,899)

Segment profit (loss)(2)	40,143		101,938		(12,269)	129,812	—	129,812

(1)               The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.

(2)               Management utilizes segment profit (loss) to evaluate segment performance.

(3)               The increase in 2003 is primarily due to the increase in volumes and gross margins realized on wholesale commodity transactions and the sale of synthetic fuel which began in July 2002.

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

(5)               The increase in 2003 is primarily due to the gain on disposal of discontinued operations and synthetic fuel credits discussed in Note 7 and Note 6(s), respectively.  This increase also reflects changes associated with employee severance programs and the write-offs of certain equipment and technology investments that were taken in the second quarter of 2002.

Total segment assets at June 30, 2003, and December 31, 2002, were as follows:

	Cinergy Business Units
Business Units	Energy Merchant		Regulated Businesses		Power Technology	Total	All Other(1)	Consolidated
	(in thousands)

Segment assets from continuing operations	$5,297,042	(2)	$7,736,795	(2)	$160,335	$13,194,172	$86,999	$13,281,171
Segment assets from discontinued operations	7,187		—		—	7,187	—	7,187
Total segment assets at June 30, 2003	$5,304,229		$7,736,795		$160,335	$13,201,359	$86,999	$13,288,358

Segment assets from continuing operations	$5,627,485		$7,283,812		$155,252	$13,066,549	$93,214	$13,159,763
Segment assets from discontinued operations	147,265		—		—	147,265	—	147,265
Total segment assets at December 31, 2002	$5,774,750		$7,283,812		$155,252	$13,213,814	$93,214	$13,307,028

(1)   The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

(2)   June 30, 2003 balances reflect the transfer of generating assets as discussed in Note 11.

9.                                      EPS

A reconciliation of EPS to EPS – assuming dilution is presented below for the quarters ended June 30, 2003 and June 30, 2002:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter ended June 30, 2003
EPS:
Income before discontinued operations	$75,608		$0.42
Discontinued operations, net of tax	9,045		0.05
Net Income	$84,653	176,645	$0.47

Effect of dilutive securities:
Common stock options		866
Employee stock purchase and savings plan		18
Directors’ compensation plans		145
Contingently issuable common stock		824
Stock purchase contracts		415

EPS - assuming dilution:
Net income plus assumed conversions	$84,653	178,913	$0.47

Quarter ended June 30, 2002
EPS:
Income before discontinued operations	$45,316		$0.27
Discontinued operations, net of tax	(333)		—
Net Income	$44,983	167,330	$0.27

Effect of dilutive securities:
Common stock options		1,116
Employee stock purchase and savings plan		11
Directors’ compensation plans		155
Contingently issuable common stock		869
Stock purchase contracts		323

EPS - assuming dilution:
Net income plus assumed conversions	$44,983	169,804	$0.26

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period.  Approximately 1.5 million shares were excluded from the EPS - assuming dilution calculation for the quarters ended June 30, 2003 and 2002.

Also excluded from the EPS - assuming dilution calculation for the quarters ended June 30, 2003 and 2002, are up to 10.4 million and 10.5 million shares, respectively, issuable pursuant to the stock purchase contracts associated with the preferred trust securities issued by Cinergy Corp. in December 2001.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

A reconciliation of EPS to EPS - assuming dilution is presented below for the year to date June 30, 2003 and June 30, 2002:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Year to Date June 30, 2003
EPS:
Income before discontinued operations and cumulative effect of changes in accounting principles	$215,401		$1.23
Discontinued operations, net of tax	8,875		0.05
Cumulative effect of changes in accounting principles, net of tax	26,462		0.15
Net Income	$250,738	175,025	$1.43

Effect of dilutive securities:
Common stock options		791
Employee stock purchase and savings plan		9
Directors’ compensation plans		145
Contingently issuable common stock		770

EPS - assuming dilution:
Net income plus assumed conversions	$250,738	176,740	$1.42

Year to Date June 30, 2002
EPS:
Income before discontinued operations and cumulative effect of changes in accounting principles	$139,482		$0.84
Discontinued operations, net of tax	1,229		0.01
Cumulative effect of changes in accounting principles, net of tax	(10,899)		(0.06)
Net Income	$129,812	165,821	$0.79

Effect of dilutive securities:
Common stock options		1,028
Employee stock purchase and savings plan		6
Directors’ compensation plans		155
Contingently issuable common stock		836

EPS - assuming dilution:
Net income plus assumed conversions	$129,812	167,846	$0.78

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period.  For year to date June 30, 2003 and 2002, approximately 2.1 million and 1.9 million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for year to date June 30, 2003 and 2002, are up to 10.8 million shares issuable pursuant to the stock purchase contracts associated with the preferred trust securities issued by Cinergy Corp. in December 2001.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

10.  Ohio Deregulation

As discussed in the 2002 10-K, CG&E is in a market development period, beginning the transition to electric deregulation in the state of Ohio.  The transition period is governed by Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated agreement adopted and approved by the PUCO.  Under CG&E’s transition plan, retail customers continue to receive electric distribution services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than shopping credits for subsequent switchers in order to stimulate the development of the competitive retail electric service market, pursuant to CG&E’s stipulated agreement.

CG&E recovers its regulatory assets and other transition costs through a Regulatory Transition Charge (RTC) paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized in earnings currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference in the shopping credits provided to customers and the wholesale revenues from switched generation.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of CG&E’s electric sales, prices in the wholesale power markets, and the amount of customers switching to other electric suppliers.

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively bid generation service option required by the Electric Restructuring Bill.  As of June 30, 2003, more than 20 percent of the load of CG&E’s commercial and industrial customer classes have switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for any customers at this time.  CG&E is unable to predict the outcome of this proceeding.

11.  Transfer of Generating Assets

In December 2002, the IURC approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Testimonial Staff authorizing PSI’s purchases of the Henry County, Indiana and Butler County, Ohio, gas-fired peaking plants from two non-regulated affiliates.  In February 2003, the Federal Energy Regulatory Commission (FERC) issued an order under Section 203 of the Federal Power Act authorizing PSI’s acquisitions of the plants, which occurred on February 5, 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  At this time, we cannot predict the outcome of this matter.

On July 21, 2003, ULH&P filed an application with the KPSC requesting approval of a long-term electric supply plan to acquire CG&E’s ownership interests in the East Bend Generation Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Generating Station located in Hamilton County, Ohio.  ULH&P also requested KPSC approval of a back-up power supply agreement under which CG&E would provide replacement power to ULH&P when the transferred generating facilities are out of service, and for approval of another agreement under which the transferred units would be jointly dispatched with CG&E’s remaining fleet of generating units.  The transfer, which will be made at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through at least December 31, 2006.  A procedural schedule has not yet been established by the KPSC.  This transfer is also contingent upon receipt of approval from the FERC and the SEC.  ULH&P is unable to predict the outcome of this matter.

CAUTIONARY STATEMENTS

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

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.  Examples can be found in Note 6 of the “Notes to Financial Statements” in “Part I. Financial Information”.

We undertake no obligation to update the information contained herein.

MD&A - INTRODUCTION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2002 and Form 8-K filed on June 10, 2003 (together, the 2002 10-K).  The results discussed below are not necessarily indicative of the results that may occur in any future periods.

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

ORGANIZATION

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA).  Our other principal subsidiaries are:

•                  Cinergy Wholesale Energy, Inc. (Wholesale Energy);

•                  Cinergy Services, Inc. (Services); and

•                  Cinergy Investments, Inc. (Investments).

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

Wholesale Energy, through a wholly-owned subsidiary, Cinergy Power Generation Services, LLC, provides electric production-related construction, operation, and maintenance services to certain affiliates and non-affiliated third parties.

The majority of our operating revenues are derived from the sale of electricity and the sale and/or transportation of natural gas.

LIQUIDITY AND CAPITAL RESOURCES

Environmental Issues

Ambient Air Standards

In 1997, the Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter.  State ozone non-attainment area designations were due to the EPA on July 15, 2003, and the EPA is under a court-ordered deadline to make final designations by April 15, 2004.  The EPA has stated that it will require state fine particulate non-attainment designations on February 15, 2004, and will make final designations by December 15, 2004.  Fine particulate matter refers to very small solid or liquid particles in the air.  Following identification of non-attainment areas, each individual state will identify the sources of emissions and develop emission reduction plans.  These plans may be state-specific or regional in scope.  Under the Clean Air Act (CAA), individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem.

The EPA has announced that it will propose, within the next year or so, a regional or national regulation requiring significant reductions in sulfur dioxide and nitrogen oxide (NOX) emissions from power plants to implement the fine particulate matter NAAQS.  This regulation would be expected to impact all of Cinergy’s coal-fired power plants.  However, Cinergy cannot predict the exact amount and timing of these reductions at this time.  Nonetheless, Cinergy expects that compliance costs with these new standards will be significant.

As discussed in Cinergy’s 2002 10-K, additional environmental issues that could affect our liquidity include:

•                  Regional Haze;

•                  Global Climate Change; and

•                  Air Toxics Regulation.

In addition, see Note 6 of the “Notes to Financial Statements” in “Part I.  Financial Information” contained herein, for additional information regarding other environmental items and other matters that could effect our liquidity.

Pensions

Cinergy maintains qualified defined benefit pension plans covering substantially all United States (U.S.) employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and fixed income securities.  Funding for the qualified defined benefit pension plans is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended.  Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased.  Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes.  As a result of these events, future funding obligations could increase substantially.  Cinergy’s minimum required contributions for calendar year 2003 are $11 million, as compared to $4 million for the calendar year 2002.  We will make additional contributions of $60 to $70 million for the calendar year 2003.

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

In May 2001, the SEC issued an order under PUHCA authorizing Cinergy to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of June 30, 2003, we had invested or committed to invest $0.9 billion in EWGs and FUCOs, leaving available investment capacity under the May 2001 order of $2.5 billion.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Preferred Trust Securities, Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At June 30, 2003, we had invested and/or guaranteed approximately $0.6 billion of the $1.3 billion available.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of June 30, 2003, we had $662 million outstanding under the guarantees issued, of which approximately 86 percent represents guarantees of obligations reflected on Cinergy’s Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 6(a) of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our June 30, 2003 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $83 million in collateral related to its gas and power trading operations.

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

	Short-term Regulatory Authority June 30, 2003
	(millions)
	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$281
CG&E and subsidiaries	671		8
PSI	600		237
ULH&P	65		21

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

	Short-term Borrowings June 30, 2003
	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$296	$704
Uncommitted lines(1)	65	—	65
Commercial paper(2)		281	519

Operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		112

Non-regulated subsidiaries
Revolving lines	17	9	8		8
Short-term debt		7

Cinergy Total		$409			$712

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		8

CG&E Total		$120

PSI
Uncommitted lines(1)	$60	$—	$60
Money pool		237

PSI Total		$237

ULH&P
Money pool		$21

ULH&P Total		$21

(1)          Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

(2)          The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines.

(3)          Standby liquidity is reserved against the revolving lines to support the commercial paper program and outstanding letters of credit (currently $281 million and $15 million, respectively).

At June 30, 2003, Cinergy Corp. had $704 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities included the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2004
Direct borrowing		$	$—	$
Commercial paper support			281

Total 364-day facility		600	281	319

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of Credit support			15

Total three-year facility		400	15	385

Total credit facilities		$1,000	$296	$704

In April 2003, Cinergy Corp. successfully placed a $600 million, 364-day senior unsecured revolving credit facility.  This facility replaced the $600 million, 364-day facility that expired April 30, 2003.

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

As discussed in Note 1(g)(vi) and 1(g)(v), respectively, of the “Notes to Financial Statements” in “Part I. Financial Information”, long-term debt will increase in the third quarter of 2003 resulting from the adoptions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement

150) and Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46).  This adjustment in our debt will not cause Cinergy to be in breach of any covenants.

Variable Rate Pollution Control Notes

CG&E has issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, monthly, or annual basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets for Cinergy and CG&E.  At June 30, 2003, CG&E had $112 million outstanding in variable rate pollution control notes, classified as short-term debt.  PSI and ULH&P had no outstanding short-term pollution control notes.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.  See Note 4 of the “Notes to Financial Statements” in “Part I. Financial Information” for additional information regarding pollution control notes.

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

A summary of our long-term debt authorizations at June 30, 2003, is as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,629	$3,371

CG&E and subsidiaries(2)
State Public Utility Commissions	575	400	175

PSI
State Public Utility Commission	500	83	417

ULH&P
State Public Utility Commission	75	—	75

(1)       Cinergy Corp., under PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)       Includes amounts for ULH&P.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which approximately $574 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $500 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, of which $100 million remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $700 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  ULH&P has effective shelf registration statements with the SEC relating to the issuance of up to $50 million in unsecured debt securities and up to $40 million in first mortgage bonds, of which $30 million in unsecured debt securities and $20 million in first mortgage bonds remain available for issuance.

Off-Balance Sheet Financing

As discussed in the 2002 10-K, Cinergy uses special-purpose entities (SPE) to finance various projects.  The FASB issued Interpretation 46 in January 2003.  This interpretation significantly changes the consolidation requirements for SPEs.  For further discussions see “Consolidation of SPEs” under “Accounting Changes” in MD&A-Future.

Cinergy holds investments in various unconsolidated subsidiaries which are accounted for under the equity method and has guaranteed approximately $8 million of the debt of these entities.

Securities Ratings

As of June 30, 2003, the major credit ratings agencies rated our securities as follows:

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

See Note 2(a) of the “Notes to Financial Statements” in “Part I. Financial Information” for additional information regarding other common stock issuances.

In May 2003, Cinergy Corp. made a $100 million capital contribution to PSI in order to support PSI’s current credit ratings.

MD&A - QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

2003 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended June 30, 2003 and 2002 were as follows:

	Cinergy (1)		CG&E and subsidiaries		PSI
	2003	2002	2003	2002	2003	2002
	(in thousands)

Electric gross margin	$528,788	$562,777	$291,188	$301,124	$239,387	$250,072
Gas gross margin	61,613	50,646	37,225	31,537	—	—
Net income	84,653	44,983	50,919	52,670	23,079	29,714

(1)  The results of Cinergy also include amounts related to non-registrants.

Cinergy’s net income for the second quarter of 2003 was $85 million ($.47 per share on a diluted basis) as compared to $45 million ($.26 per share on a diluted basis) for the same period last year.  Income before taxes for the period was $85 million compared to $67 million for the same period a year ago.  The increase in 2003 net income was primarily the result of $66 million in charges related to employee severance programs and the write-offs of certain equipment and technology investments in the second quarter of 2002.  Cinergy’s increased income also reflects increased gas gross margins from both gas trading and retail operations, gains realized in the second quarter of 2003 from the disposal of discontinued operations, and lower income taxes resulting primarily from tax credits associated with the production of synthetic fuel.  Offsetting these increases was a decrease in electric gross margins attributable to milder than normal weather in the quarter and a sluggish economy.

Electric Operating Revenues

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$636	$670	(5)	$319	$345	(8)	$316	$325	(3)
Wholesale	111	98	13	59	35	69	39	45	(13)
Other	22	36	(39)	19	30	(37)	6	9	(33)
Total	$769	$804	(4)	$397	$410	(3)	$361	$379	(5)

(1)  The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues decreased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2003, as compared to 2002.  Retail revenues decreased for Cinergy, CG&E, and PSI primarily due to decreased megawatt hour (MWh) sales resulting from milder weather.  The number of cooling degree days was approximately 47 percent lower than the second quarter of 2002.  A sluggish regional economy also contributed to the decline in revenues.  Partially offsetting this decrease for PSI was a higher price received per MWh due to tariff adjustments associated with the fuel cost recovery mechanism and certain construction programs.

Wholesale revenues increased for Cinergy and CG&E,and decreased for PSI for the quarter ended June 30, 2003, as compared to 2002.  The increase in wholesale revenues for Cinergy and CG&E primarily reflects higher wholesale volumes.  In addition, there was an increase in the average price received per wholesale MWh.  Wholesale electric spot prices increased 21 percent in the second quarter of 2003.  PSI’s decrease primarily reflects lower wholesale sales volumes due to the implementation of the new joint operating agreement as discussed in the 2002 10-K.  With this agreement, the majority of new wholesale contracts entered into since April 2002 were originated on behalf of CG&E.

Other electric operating revenues decreased for Cinergy and CG&E for the quarter ended June 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s decrease was primarily the result of decreased third party coal sales and decreased transmission revenues.

Gas Operating Revenues

	Cinergy (1)			CG&E and subsidiaries
	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$85	$55	55	$85	$55	55
Wholesale	26	17	53	—	—	—
Storage and transportation	4	8	(50)	—	—	—
Other	—	—	—	—	1	N/M
Total	$115	$80	44	$85	$56	52

(1)   The results of Cinergy also include amounts related to non-registrants.

N/M Not meaningful to an understanding of the change.

Gas operating revenues increased for Cinergy and CG&E for the quarter ended June 30, 2003, as compared to 2002, primarily due to an increase in price received per thousand cubic feet (mcf) delivered.  The higher prices per mcf delivered reflects an increase in CG&E’s base rates, as approved by the PUCO in May 2002 and an increase in tariff adjustments associated with the gas main replacement program and gas cost recovery mechanism.   CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.  For further information see Note 6(n) in the “Notes to Financial Statements” in “Part I. Financial Information”.

Other Revenues

Other revenues for Cinergy increased for the quarter ended June 30, 2003, as compared to 2002, primarily due to the sale of synthetic fuel, which began in July 2002.

Operating Expenses

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Fuel	$219	$205	7	$88	$96	(8)	$116	$99	17
Purchased and exchanged power	22	37	(41)	18	13	38	6	30	(80)
Gas purchased	47	24	96	48	24	100	—	—	—
Gas storage and transportation	6	6	—	—	—	—	—	—	—
Operation and maintenance	330	338	(2)	126	138	(9)	123	143	(14)
Depreciation	105	98	7	50	49	2	45	38	18
Taxes other than income taxes	67	64	5	50	46	9	16	17	(6)
Total	$796	$772	3	$380	$366	4	$306	$327	(6)

(1)  The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the quarter ended June 30, 2002, to the quarter ended June 30, 2003:

	Cinergy (1)	CG&E	PSI
		(in millions)

Fuel expense - June 30, 2002	$205	$96	$99

Increase (decrease) due to changes in:
Price of fuel	7	(1)	8
Deferred fuel cost	11	—	11
Fuel consumption	(8)	(6)	(2)
Other	4	(1)	—

Fuel expense – June 30, 2003	$219	$88	$116

(1)  The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for CG&E and decreased for Cinergy and PSI for the quarter ended June 30, 2003, as compared to 2002.  CG&E’s increase was primarily the result of an increase in price paid per MWh, an increase in purchases for CG&E retail customers, and a lower amount of deferred purchased power.  PSI’s decrease was primarily attributable to fewer intercompany purchases under the new joint operating agreement.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the quarter ended June 30, 2003, as compared to 2002.  This increase was primarily due to an increase in the average cost per mcf of gas purchased.  Average wholesale gas cost per mcf increased 68 percent over the same period last year.  CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Operation and Maintenance

Operation and maintenance expense decreased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2003, as compared to 2002.  This decrease primarily reflects costs associated with employee severance programs in 2002 (See “Summary of Results”).  Also contributing to this decrease were lower transmission costs.  These decreases were largely offset by an increase in the cost of employee compensation and benefit programs, costs associated with employee retirement and severance programs recorded in the second quarter of 2003, and higher maintenance costs.  Partially offsetting Cinergy’s decrease were the costs associated with the production of synthetic fuel, which began in July 2002.

Depreciation

Depreciation expense increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2003, as compared to 2002.  This increase was primarily attributable to the addition of depreciable plant.  Cinergy’s increase also included the addition of depreciable equipment associated with the production of synthetic fuel, which began in July 2002.

Taxes Other Than Income Taxes

Taxes other than income taxes expense increased for Cinergy and CG&E and decreased for PSI for the quarter ended June 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s increase was primarily attributable to an increase in Ohio excise and property taxes.  PSI’s decrease was primarily the result of a decrease in property taxes.

Miscellaneous - Net

Miscellaneous - net increased for Cinergy and CG&E for the quarter ended June 30, 2003, as compared to 2002.  Cinergy’s increase primarily reflects the 2002 write-offs of certain equipment and technology investments.  (See “Summary of Results”).  CG&E’s as well as Cinergy’s increase also reflects a gain on the sale of non-utility property.

Interest Expense

Interest Expense increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s increase was mainly due to an increase in the amount of long-term debt outstanding.  Cinergy’s increase was partially offset by a reduction in the amount of short-term debt outstanding and lower costs associated with this debt.  In general, long-term fixed interest rates are higher than variable short-term interest rates.  PSI’s increase was primarily the result of the issuance of two subordinated promissory notes to Cinergy Corp. to acquire two peaking plants in the first quarter of 2003 as discussed in “Supply-Side Actions” in MD&A-Future.

Income Taxes

Income Taxes expense decreased for Cinergy and increased for PSI for the quarter ended June 30, 2003, as compared to 2002.  Cinergy’s decrease was primarily a result of the tax credits associated with the production and sale of synthetic fuel, which began in July 2002.  Based on its current estimates, Cinergy expects that its effective income tax rate for 2003 will approximate 25 percent.  PSI’s increase was primarily due to the reversal in 2002 of tax reserves, which were determined to be no longer needed, and an increase in the Indiana state income tax rate in 2003.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

Equity in Earnings (Losses) of Unconsolidated Subsidiaries increased for the quarter ended June 30, 2003, as compared to 2002, primarily due to changes in the market valuation of certain investments accounted for at fair value and an increase in net income of certain unconsolidated subsidiaries in the second quarter of 2003.

Discontinued Operations

During the second quarter of 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the United States, and substantially sold or liquidated the assets of its energy trading operation in the Czech Republic.  Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets (Statement 144), these investments have been classified as discontinued operations in our financial statements.  See Note 7 of the “Notes to Financial Statements” in “Part I. Financial Information” for additional information.

2003 YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the six months ended June 30, 2003 and 2002 were as follows:

	Cinergy (1)		CG&E and subsidiaries		PSI
	2003	2002	2003	2002	2003	2002
	(in thousands)

Electric gross margin	$1,081,981	$1,106,356	$589,198	$590,974	$484,203	$493,424
Gas gross margin	224,531	130,830	140,736	103,178	—	—
Net income	250,738	129,812	168,155	130,255	56,806	67,797

(1)  The results of Cinergy also include amounts related to non-registrants.

Cinergy’s net income for the six months ended June 30, 2003, was $251 million ($1.42 per share on a diluted basis) as compared to $130 million ($.78 per share on a diluted basis) for the same period last year.  Income before taxes for the period was $284 million compared to $217 million for the same period a year ago.  The increase in 2003 income primarily reflects higher gas margins from wholesale and retail operations and $66 million in charges associated with employee severance programs and the write-offs of certain equipment and technology investments that were taken in the second quarter of 2002.  The increased gas margins primarily reflect the results of our domestic gas trading operation, Cinergy Marketing & Trading, LP (Marketing & Trading), as well as increased volume of retail gas sales due to colder than normal weather during the first quarter of 2003.  Also contributing to the gas margin increase over 2002 was the impact of accounting changes that required certain gas contracts and inventory to be accounted for on the accrual basis beginning in 2003.  Offsetting the increase in gas margins was a decrease in electric margins due to milder than normal weather in the second quarter of 2003.  Cinergy’s increased net income also reflects a net gain resulting from the implementation of certain accounting changes, which have been reflected as a cumulative effect of changes in accounting principles (see Note 1(g)(vii) of the “Notes to Financial Statements” in “Part I. Financial Information”), and gains realized in the second quarter of 2003 from the disposal of discontinued operations and lower income taxes resulting primarily from tax credits associated with the production of synthetic fuel which began in July 2002.

Electric Operating Revenues

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$1,319	$1,324	—	$653	$681	(4)	$666	$643	4
Wholesale	223	174	28	129	68	90	95	89	7
Other	50	68	(26)	44	58	(24)	12	13	(8)
Total	$1,592	$1,566	2	$826	$807	2	$773	$745	4

(1)  The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI increased for the six months ended June 30, 2003, as compared to 2002.

Wholesale revenues increased for Cinergy and CG&E for the six months ended June 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s increase was primarily attributable to the increased wholesale volumes due to the colder than normal weather in the first quarter of 2003.  Also contributing to the increase was an increase in the wholesale gross margin realized per MWh.  CG&E’s increase also reflects the implementation of the new joint operating agreement with PSI that became effective April 2002 as discussed in the 2002 10-K.  With this agreement, the majority of new wholesale contracts entered into since April 2002 were originated on behalf of CG&E.

Retail revenues decreased for CG&E as a result of decreased revenue from commercial and industrial customers.  This decrease reflects a sluggish economy and the migration of certain customers to a transportation-only tariff in connection with the Ohio electric customer choice program.  PSI’s retail revenues increased due to an increase in average price realized per MWh.  The increase in average price realized was due to the increase in rate adjustment riders associated with the fuel cost recovery mechanism and certain construction programs.  The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.

Other electric operating revenues decreased for Cinergy and CG&E for the six months ended June 30, 2003, as compared to 2002 primarily reflecting a reduction in third party coal sales and lower transmission revenues.

Gas Operating Revenues

	Cinergy (1)			CG&E and subsidiaries
	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$358	$233	54	$358	$233	54
Wholesale	64	24	N/M	—	—	—
Storage and transportation	91	12	N/M	—	—	—
Other	1	1	—	3	3	—
Total	$514	$270	90	$361	$236	53

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M  Not meaningful to an understanding of the change.

Gas operating revenues increased for Cinergy and CG&E for the six months ended June 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s retail gas revenues increased due to an increase in retail sales volumes and higher prices received per mcf delivered.  The increase in retail gas sales volumes was primarily the result of the colder than normal weather in the first quarter of 2003.  The higher price per mcf delivered reflects an increase in CG&E’s base rates, as approved by the PUCO in May 2002, and tariff adjustments associated with the gas main replacement program and gas cost recovery mechanism.  For further information see Note 6(n) in the “Notes to Financial Statements” in “Part I. Financial Information”.  CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Cinergy began reporting revenues from energy trading derivative contracts on a net basis in 2003, in accordance with the required adoption of Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivatives Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  See Note 1(g)(i) in the “Notes to Financial Statements” in “Part I. Financial Information” for additional information.

Cinergy’s wholesale gas revenues (which represent net gains and losses on energy trading derivatives) increased for the six months ended June 30, 2003, as compared to 2002, primarily due to an increase in the volatility of natural gas prices in the first six months of 2003 as compared to the same period in 2002.

Cinergy’s gas storage and transportation revenues increased for the six months ended June 30, 2003, as compared to 2002.  Marketing & Trading had no significant storage activities in the first six months of 2002.  Sales of storage gas occurred primarily in the first quarter of 2003 resulting in increased revenues, which must be presented on a gross revenue basis.   Storage activity involves acquiring and storing gas primarily during off-peak periods, primarily summer, for withdrawal and sale during periods of higher demand, primarily winter.

Operating Expenses

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Fuel	$459	$409	12	$193	$189	2	$251	$209	20
Purchased and exchanged power	51	51	—	44	27	63	38	43	(12)
Gas purchased	222	131	69	220	133	65	—	—	—
Gas storage and transportation	67	8	N/M	—	—	—	—	—	—
Operation and maintenance	655	599	9	261	244	7	235	258	(9)
Depreciation	209	194	8	99	97	2	88	76	16
Taxes other than income taxes	145	137	6	110	99	11	32	33	(3)
Total	$1,808	$1,529	18	$927	$789	17	$644	$619	4

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M  Not meaningful to an understanding of the change.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.   The following table details the changes to fuel expense from the six months ended June 30, 2002, to the six months ended June 30, 2003:

	Cinergy (1)	CG&E	PSI
	(in millions)

Fuel expense - June 30, 2002	$409	$189	$209

Increase (decrease) due to changes in:
Price of fuel	12	(1)	13
Deferred fuel cost	24	—	24
Fuel consumption	6	1	5
Other	8	4	—

Fuel expense - June 30, 2003	$459	$193	$251

(1) The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for CG&E and decreased for PSI for the six months ended June 30, 2003, as compared to 2002.   CG&E’s increase was due to an increase in the purchase price paid per MWh as a result of the colder than normal weather conditions in the first quarter of 2003, an increase in purchases for CG&E’s retail customers, and less deferred purchased power.  As previously discussed, CG&E’s and PSI’s Purchased and exchanged power expense also reflects the effects of the implementation of the new joint operating agreement beginning in April 2002 as discussed in the 2002 10-K.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the six months ended June 30, 2003, as compared to 2002, primarily due to an increased average cost per mcf of gas purchased.  Wholesale gas commodity spot purchases were 102 percent higher on average than the six months ended 2002.  CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Gas Storage and Transportation

Gas storage and transportation expense increased for Cinergy for the six months ended June 30, 2003, as compared to 2002 primarily due to an increase in storage activity in 2003.  Marketing & Trading began engaging in significant storage activities at the end of the second quarter of 2002.  Gas storage expense is recognized on our statements of income as natural gas is sold from inventory.  As previously discussed, storage activity involves acquiring and storing gas primarily during off-peak periods for withdrawal and sale during periods of higher demand, as occurred in the first quarter of 2003.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy and CG&E and decreased for PSI for the six months ended June 30, 2003, as compared to 2002.  Cinergy’s increase was primarily due to the costs associated with the production of synthetic fuel, which began in July 2002.  Cinergy’s and CG&E’s increase also reflects higher costs of employee compensation and benefit programs.  Partially offsetting this increase for Cinergy and CG&E and the reduction for PSI is the recognition of costs associated with employee severance programs in 2002 and lower transmission costs.

Depreciation

Depreciation expense increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2003, as compared to 2002, primarily because of the addition of depreciable plant.  Also contributing to Cinergy’s increase was the addition of the depreciable equipment associated with the production of synthetic fuel, which began in July 2002.

Taxes Other Than Income Taxes

Taxes other than income taxes expense increased for Cinergy and CG&E and decreased for PSI for the six months ended June 30, 2003, as compared to 2002.  The increase for Cinergy and CG&E was primarily attributable to an increase in Ohio excise taxes.  Also contributing to CG&E’s increase was an increase in property taxes.  PSI’s decrease was primarily the result of lower property taxes.

Interest Expense

Interest Expense increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s increase was mainly due to an increase in the amount of long-term debt outstanding.  Cinergy’s increase was partially offset by a reduction in the amount of short-term debt outstanding and lower costs associated with this debt.  In general, long-term fixed interest rates are higher than variable short-term interest rates.  PSI’s increase was primarily the result of the issuance of two subordinated promissory notes to Cinergy to acquire two peaking plants in the first quarter of 2003 as discussed in “Supply-Side Actions” in MD&A-Future.

Income Taxes

Income Taxes expense decreased for Cinergy and increased for PSI for the six months ended June 30, 2003, as compared to 2002.  Cinergy’s decrease was primarily a result of the tax credits associated with the production and sale of synthetic fuel, which began in July 2002.  Based on its current estimates, Cinergy expects that its effective income tax rate for 2003 will approximate 25 percent.  PSI’s increase was primarily due to the reversal in 2002 of tax reserves, which were determined to be no longer needed, and an increase in the Indiana state income tax rate in 2003.

Miscellaneous - Net

Miscellaneous - Net increased for Cinergy and CG&E for the six months ended June 30, 2003, as compared to 2002.  Cinergy’s increase primarily reflects the 2002 write-offs of certain equipment and technology investments (See “Summary of Results”).  Cinergy’s and CG&E’s increase also reflects a gain on the sale of non-utility property and the recognition of expenses in 2002 for previously deferred costs that were denied recovery in the final order of ULH&P’s gas rate case.

Cumulative Effect of Changes in Accounting Principles, Net of Tax

In 2003, Cinergy, CG&E, and PSI recognized a Cumulative effect of changes in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143) and the rescission of EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  See Note 1(g)(vii) of the “Notes to Financial Statements” in “Part I. Financial Information” for further information.

In 2002, Cinergy recognized a Cumulative effect of changes in accounting principles, net of tax loss of approximately $11 million as a result of implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).  See Note 1(g)(vii) of the “Notes to Financial Statements” in “Part I. Financial Information” for further information.

Discontinued Operations

During the second quarter of 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the United States, and substantially sold or liquidated the assets of its energy trading operation in the Czech Republic.  Pursuant to Statement 144, these investments have been classified as discontinued operations in our financial statements.  See Note 7 of the “Notes to Financial Statements” in “Part I. Financial Information” for additional information.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the six months ended June 30, 2003, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas gross margins and net income for ULH&P for the six months ended June 30, 2003 and 2002, were as follows:

	ULH&P
	2003	2002
	(in thousands)

Electric gross margin	$29,766	$30,329
Gas gross margin	22,817	18,020
Net income	8,911	5,876

Electric Operating Revenues

Electric operating revenues increased for the six months ended June 30, 2003, as compared to 2002.  This increase was primarily due to higher MWh sales resulting from colder than normal weather in the first quarter of 2003.

Electricity Purchased from Parent Company for Resale

Electricity purchased from parent company for resale increased for the six months ended June 30, 2003, as compared to 2002 due to an increase in consumption as a result of colder than normal weather in the first quarter of 2003.

Gas Operating Revenues

Gas operating revenues increased for the six months ended June 30, 2003, as compared to 2002.  This increase was primarily due to an increase in mcf sold and higher prices received per mcf, as a result of colder than normal weather in the first quarter of 2003.  New base rates for ULH&P, which were effective January 31, 2002, and tariff adjustments associated with the gas main replacement program and gas cost recovery mechanism also contributed to this increase.  ULH&P’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.  For further information see Note 6(o) in the “Notes to Financial Statements” in “Part I.  Financial Information”.

Gas Purchased

Gas purchased expense increased for the six months ended June 30, 2003, as compared to 2002, due to increased purchases and higher prices paid per mcf, primarily the result of colder than normal weather experienced in the Midwest in the first three months of 2003, which drove up the demand and the price for natural gas.  The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated under state law.

Operation and Maintenance

Operation and maintenance expense increased for the six months ended June 30, 2003, as compared to 2002, primarily due to increased amortization of demand side management program costs, higher employee benefit costs, and increased maintenance of overhead lines costs.  This increase also reflects costs associated with employee severance programs in 2003.

Miscellaneous - Net

Miscellaneous - Net increased for the six months ended June 30, 2003, as compared to 2002, primarily due to the recognition of expenses in 2002 for previously deferred costs, that were denied recovery in the final order on ULH&P’s gas rate case.

Income Taxes

Income Taxes expense increased for the six months ended June 30, 2003, as compared to 2002, primarily due to an increase in taxable income and an increase in the Kentucky state income tax rate.

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, and accounting matters.  Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

Wholesale Market Developments

Supply-side Actions

In December 2001, the Indiana Utility Regulatory Commission (IURC) approved PSI’s plan for converting its Noblesville generating station from coal to natural gas.  The conversion increases the electric generating capacity at the plant from approximately 100 megawatts (MW) to 300 MW.  The conversion was completed and the station became operational in June 2003.  In addition to increasing capacity, overall emissions to the environment will be reduced.

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

On July 21, 2003, ULH&P filed an application with the Kentucky Public Service Commission (KPSC) requesting approval of a long-term electric supply plan to acquire CG&E’s ownership interests in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Generating Station located in Hamilton County, Ohio.  ULH&P also requested KPSC approval of a back-up power supply agreement under which CG&E would provide replacement power to ULH&P when the transferred generating facilities are out of service, and for approval of another agreement under which the transferred units would be jointly dispatched with CG&E’s remaining fleet of generating units.  The transfer, which will be made at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through at least December 31, 2006.  A procedural schedule has not yet been established by the KPSC.  This transfer is also contingent upon receipt of approval from the FERC and the SEC.  ULH&P is unable to predict the outcome of this matter.

Retail Market Developments

Ohio

As discussed in the 2002 10-K, CG&E is in a market development period, beginning the transition to electric deregulation in the state of Ohio.  The transition period is governed by Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated agreement adopted and approved by the PUCO.  Under CG&E’s transition plan, retail customers continue to receive electric distribution services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than shopping credits for subsequent switchers in order to stimulate the development of the competitive retail electric service market, pursuant to CG&E’s stipulated agreement.

CG&E recovers its regulatory assets and other transition costs through a Regulatory Transition Charge (RTC) paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized in earnings currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference in the shopping credits provided to customers and the wholesale revenues from switched generation.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of CG&E’s electric sales, prices in the wholesale power markets, and the amount of customers switching to other electric suppliers.

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively bid generation service option required by the Electric Restructuring Bill.  As of June 30, 2003, more than 20 percent of the load of CG&E’s commercial and industrial customer classes has switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for any customers at this time.  CG&E is unable to predict the outcome of this proceeding.

Federal Update

Energy Bill

The U.S. House of Representatives (House) passed the Energy Policy Act in April of 2003.  The legislation, as it passed the House, includes repeal of the PUHCA, as well as tax incentives for gas and electric distribution lines, and combined heat and power and renewable energy projects.

The U.S. Senate (Senate) Energy and Natural Resources Committee passed its version of comprehensive energy legislation in April of 2003.  On July 31, 2003 the Senate passed comprehensive energy legislation by substituting last year’s energy bill as it passed the Senate for the committee draft.  The legislation, as passed by the Senate, amongst other things, includes PUHCA repeal and creates a renewable energy portfolio standard for utilities.  The House and Senate versions of the comprehensive energy legislation will be the subject of Conference Committee deliberations during the third quarter of 2003.  At this time, Cinergy is unable to predict whether or not this legislation will pass.

Clear Skies Legislation

President Bush has proposed environmental legislation that would replace a series of CAA requirements for coal-fired power plants with a cap and trade program.  The President’s “Clear Skies Initiative” would seek an overall 70 percent reduction in emissions from power plants over a phased-in reduction schedule beginning in 2010 and continuing to 2018.  The Senate Environment and Public Works Committee has held several hearings on the “Clear Skies Initiative” proposal and is expected to vote on the legislation in the third quarter of 2003.  The House Subcommittee on Energy and Air Quality of the House Energy and Commerce Committee has also held hearings on the “Clear Skies Initiative” but timing for consideration of the bill in subcommittee is less certain.  At this time, Cinergy cannot predict whether or not “Clear Skies Initiative” legislation will pass.

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

FERC Orders

In related activity, the FERC issued an order in December 2001, in response to protests of the Midwest ISO’s proposed methodology related to the calculation of its administrative adder fees for the services it provides.  Cinergy and a number of other parties filed protests to the proposed methodology, suggesting, among other things, that the methodology was inconsistent with the transmission owners’ prior agreement with the Midwest ISO and selectively allowed only independent transmission companies to choose which unbundled administrative adder services they wished to purchase from the Midwest ISO.  A partial settlement was reached in the FERC proceeding, resolving the issues addressed by Cinergy’s protest in a manner favorable to Cinergy.  The settlement agreement was approved by the FERC in a February 24, 2003 order with implementation initiated on March 1, 2003.  The settlement results in approximately $25 million of administrative adder credits to be shared among the Midwest ISO transmission owners and customers responsible for Schedule 10 charges.  Cinergy’s share is approximately $3 million.

In late 2001 and early 2002, the FERC issued its Opinion Nos. 453 and 453-A ordering, among other things, that transmission service for bundled retail customers (i.e., customers who cannot select an alternative energy provider) be provided under the Midwest ISO’s open access transmission tariff, and that the Midwest ISO’s charges for its administrative services apply to bundled retail customers.  Cinergy and other parties appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit (the Court), challenging the application of the Midwest ISO’s tariff, and the Midwest ISO’s charges for its administrative services to bundled retail customers.  At the request of the FERC, the Court remanded the matter back to the FERC for further proceedings.  In its order on remand, the FERC upheld its prior determinations in Opinion Nos. 453 and 453-A.  Cinergy and other Midwest ISO transmission owners requested rehearing of the FERC’s order on remand.  In a July 2, 2003 order, the FERC denied Cinergy’s and other Midwest ISO transmission owners’ request for rehearing and/or clarification.  Cinergy and other Midwest ISO transmission owners plan to appeal this order to the Court, challenging again the application of the Midwest ISO’s tariff, and the Midwest ISO’s charges for its administrative services to bundled retail customers.  Cinergy is not in a position to predict the outcome of the appeal.

In response to prior FERC orders, on July 25, 2003, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement Day-Ahead and Real-Time Energy Markets and Financial Transmission Rights.  The Midwest ISO’s filing indicated that the Midwest ISO intends to make supplemental filings concerning such proposed tariff revisions by October 15, 2003, and in early 2004.  The Midwest ISO has requested an effective date of March 31, 2004 for these proposed changes.  Cinergy cannot predict the effect of the Midwest ISO’s proposals on its results of operations.

Significant Rate Developments

PSI Retail Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI filed initial testimony in this case in March 2003 and initial hearings were held in June 2003.  Based on updated testimony filed in July 2003, PSI proposes an increase in revenues of approximately $190 million, or an average increase of approximately 14 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is expected in the first quarter of 2004.

PSI Purchased Power Tracker (Tracker)

The Tracker was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s general rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held in January 2003 and in June 2003 the IURC approved the extension for up to an additional two years with the ultimate determination concerning PSI’s continued use of the Tracker process to be made in PSI’s pending retail electric rate case.

In June 2002, PSI also filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs.  In May 2003, the IURC approved PSI’s recovery of $18 million related to its summer 2002 purchased power costs, and also authorized $2 million of deferred costs sought for recovery in PSI’s general rate case.

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

PSI Construction Work in Progress (CWIP) Ratemaking Treatment for NOX Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  Testimony and exhibits supporting PSI’s second CWIP rate adjustment mechanism update were filed in July 2003.  Amounts proposed for potential recovery are presented below:

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

Environmental Compliance Cost Recovery

In 2002, the Indiana General Assembly passed legislation that, among other things, encourages the deployment of advanced technologies that reduce regulated air emissions, while allowing the continued use of high sulfur Midwestern coal in existing electric generating plants.  The legislation authorizes the IURC to provide financial incentives to utilities that deploy such advanced technologies.  PSI is currently seeking IURC approval under this new law of a cost tracking mechanism for PSI’s NOX equipment-related depreciation and operation and maintenance costs, authority to use accelerated (18-year) depreciation for its NOX compliance equipment, and approval of a NOX emission allowance purchase and sales tracker.  A hearing before the IURC is scheduled for October 2003.

GAS INDUSTRY

ULH&P Gas Rate Case

As discussed in the 2002 10-K, in the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  ULH&P made its second annual filing for an increase under the tracking mechanism in March 2003.  The application seeks an increase of $2 million.  A hearing was held in July 2003 and the KPSC is expected to rule on the application during the third quarter of 2003.  At the present time, ULH&P cannot predict the outcome of this proceeding.  The Kentucky Attorney General has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court and has also appealed the KPSC’s August 2002 order approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism.  In April 2003, CG&E entered into a settlement agreement with the parties, providing for an increase of $6.5 million, which the PUCO subsequently approved.  This increase was effective in May 2003.

Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement calls for CG&E to replace a specified minimum number of SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 198,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area.  Further investigation as to whether any additional SHA risers will need maintenance or replacement is ongoing.  If Cinergy determines that replacement of all SHA risers is appropriate, the replacement cost could be up to approximately $50 million and Cinergy would pursue recovery of this cost through rates.  At this time, Cinergy and CG&E cannot predict the outcome of this matter.

Gas Prices

Natural gas prices began to escalate dramatically during the fourth quarter of 2002 and peaked midway through the first quarter of 2003.  This significant increase in gas costs prompted CG&E and ULH&P to make additional interim filings with the PUCO and KPSC, respectively, to increase their gas cost adjustment rates for the remaining two months of the quarter which began in March 2003.  These interim filings were subsequently approved by the PUCO and KPSC.  In July 2003, CG&E filed an application with the PUCO for approval to begin adjusting its gas cost adjustment rates on a monthly basis commencing in September 2003.  This application is currently pending.  ULH&P expects to file a similar application with the KPSC for monthly gas cost adjustment rates beginning in December 2003.  Gas prices are expected to remain above normal for the remainder of 2003.  Currently, neither CG&E nor ULH&P profit from changes in the cost of gas.  Natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

In May 2003, ULH&P filed an application with the KPSC requesting approval of a gas procurement-hedging program designed to mitigate the effects of gas price volatility on customers.  In June 2003, the KPSC approved the hedging program through March 31, 2005.  The program will allow the pre-arranging of between 20-65 percent of winter heating season base load gas requirements and between 0-50 percent of summer season base load gas requirements.

ULH&P uses primarily fixed price forward contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales exemption, and do not involve hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity (Statement 133).

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The transactions associated with the Energy Merchant Business Unit (Energy Merchant) energy marketing and trading activities give rise to various risks, including price risk.  Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities.  As Energy Merchant continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities, for the periods ended June 30, 2003 and 2002, are presented in the table below:

	Change in Fair Value Year to Date
	June 30, 2003			June 30, 2002
	Cinergy(1)	CG&E	PSI	Cinergy(1)	CG&E	PSI
	(in millions)

Fair value of contracts outstanding at beginning of year	$75	$42	$—	$18	$28	$(7)

Inception value of new contracts when entered (2)	—	—	—	5	4	1

Changes in fair value attributable to changes in valuation techniques and assumptions (3)	1	1	—	—	—	—

Other changes in fair value (4)	82	19	2	35	13	1

Option premiums paid/(received)	(11)	(2)	—	24	—	—

Cumulative effect of changes in accounting principle (5)	(20)	(13)	(1)	—	—	—

Contract reclassification (6)	—	—	—	14	7	16

Contracts settled	(117)	(49)	(5)	(10)	(11)	(2)

Fair value of contracts outstanding at end of period	$10	$(2)	$(4)	$86	$41	$9

(1)	The results of Cinergy also include amounts related to non-registrants.
(2)

Represents fair value, recognized in income, attributable to long-term, structured contracts, primarily in power, which is recorded on the date a deal is signed.  These contracts are primarily with end-use customers or municipalities that seek to limit their risk to power price volatility.  While caps and floors often exist in such contracts, the amount of power supplied can vary from hour to hour to mirror the customers load volatility.  See Note 1(g)(i) in the “Notes to Financial Statements” in “Part I. Financial Information” for additional information regarding inception gains.

(3)	Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.
(4)	Represents changes in fair value, recognized in income, primarily attributable to fluctuations in price. This amount includes both realized and unrealized gains on energy trading contracts.
(5)	See Note 1(g)(i) of the “Notes to Financial Statements” in “Part I. Financial Information” for further information.
(6)

Represents reclassifications of the settlement value of contracts that have been terminated as a result of counterparty non-performance to non-current other liabilities.  These contracts no longer have price risk and are therefore not considered energy trading contracts.

The following table presents the expected maturity of the energy risk management assets and liabilities, as of June 30, 2003:

	Fair Value of Contracts as of June 30, 2003
	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
	(in millions)

Cinergy(2)
Prices actively quoted	$19	$(14)	$—	$—	$5

Prices based on models and other valuation methods	(3)	13	3	(8)	5

Total	$16	$(1)	$3	$(8)	$10

CG&E
Prices actively quoted	$(7)	$(6)	$—	$—	$(13)

Prices based on models and other valuation methods	(4)	12	3	—	11

Total	$(11)	$6	$3	$—	$(2)

PSI
Prices actively quoted	$(2)	$(10)	$—	$—	$(12)

Prices based on models and other valuation methods	3	3	2	—	8

Total	$1	$(7)	$2	$—	$(4)

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

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are measured and monitored daily by our Corporate Credit Risk function, which is independent of all trading operations.  As of June 30, 2003, approximately 98 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed or secured by a parent company or other Investment Grade entity.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

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

•                  Fair Value Accounting for Energy Marketing and Trading;

•                  Retail Customer Revenue Recognition;

•                  Regulatory Accounting;

•                  Pension and Other Postretirement Benefits; and

•                  Impairment of Long-lived Assets.

Accounting Changes

Energy Trading

In October 2002, the EITF reached consensus in EITF 02-3, to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.  The consensus to rescind EITF 98-10 required most energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of $13 million for Cinergy and $8 million for CG&E, which includes primarily the impact of certain coal contracts, gas inventory, and certain gas contracts, which were all accounted for at fair value.  We expect this rescission to have the largest ongoing impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase inter-period volatility in reported results of operations.  As a result, we began applying fair value hedge accounting in June 2003 to certain quantities of gas inventory (more fully discussed in Note 1(c) of the “Notes to Financial

Statements” in “Part I.  Financial Information”) and are further reviewing additional applications for hedge accounting.

Intangible Assets

In June 2001, the FASB issued Statement 142.  With the adoption of Statement 142, goodwill and other intangibles with indefinite lives are no longer subject to amortization.  Statement 142 requires that goodwill be assessed for impairment upon adoption (transition impairment test) and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards.

We began applying Statement 142 in the first quarter of 2002.  The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations.  We finalized our transition impairment test in the fourth quarter of 2002 and recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This amount is reflected in Cinergy’s Statements of Income as a cumulative effect adjustment, net of tax.  While Statement 142 did not require the initial transition impairment test to be completed until December 31, 2002, it required the cumulative effect adjustment to be reflected as of January 1, 2002.

Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets, at the time the obligations are incurred.  Our accounting policy for such legal obligations is described in Note 1(e) of the “Notes to Financial Statements” in “Part I.  Financial Information”.

Derivatives

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the statement of cash flows.  Implementation issues that have been previously cleared by the FASB staff will continue to be applied in accordance with their respective effective dates at the time that they were cleared and new guidance has varying implementation provisions, none of which will apply until the third quarter of 2003.  We are continuing to evaluate the impacts of adopting Statement 149 but currently do not believe the impacts will be material to our results of operations or financial position.

In June 2003, the FASB issued final guidance on the use of broad market indices (e.g., consumer price index) in power purchase and sales contracts.  This guidance clarifies when the normal purchases and sales scope exception is precluded if a contract contains a broad market index.

This guidance, which is effective in the fourth quarter of 2003, is not expected to have a material impact on our financial position or results of operations upon adoption.

Consolidation of SPEs

The FASB issued Interpretation 46 in January 2003.  This interpretation significantly changes the consolidation requirements for SPEs and certain other entities subject to its scope.  We have determined that certain entities will be required to be consolidated effective July 1, 2003, in accordance with this interpretation.  These entities consist of (a) two SPEs that are engaged in selling power and (b) certain joint ventures engaged in providing various energy services.  The two SPEs have individual power sale agreements to an unrelated third party for approximately 45 MW of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, these SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading) to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.  Upon the initial consolidation of these two SPE’s, approximately $225 million of non-recourse debt and a comparable amount of assets will be included on Cinergy’s Balance Sheet.  However, the impact of consolidating these two SPEs on Cinergy’s results of operations will be immaterial.  The impact of consolidating the joint ventures will be immaterial to our results of operations and financial position.

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

Cinergy has concluded that its accounts receivable sale facility, as discussed in the 2002 10-K, will remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and this interpretation.

Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued Statement 150.  Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement.

In 2001, Cinergy Corp. issued approximately $316 million notional amount of combined securities consisting of (a) 6.9 percent preferred trust securities, due February 2007, and (b) stock purchase contracts obligating the holders to purchase between 9.2 and 10.8 million shares of Cinergy Corp. common stock in, and/or before, February 2005.  These securities are more fully described in the 2002 10-K.  Statement 150 will require the preferred trust securities discussed in the 2002 10-K (currently recorded as Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company with a carrying value of $309 million) to be classified as long-term debt, effective July 1, 2003.  Dividends paid on the preferred trust securities will be recorded as Interest Expense after July 1, 2003.  Prior period financial statements are not permitted to be restated for either of these changes.

Other Matters

Employee Severance Programs

During the second quarter of 2003, Cinergy offered a Voluntary Early Retirement Program and other severance benefits (Severance Programs) to certain non-union employees.  As a result of the non-union employees electing the Severance Programs, Cinergy recorded expenses of approximately $9 million during the quarter.

Cinergy estimates it will record $4 million in the third quarter of 2003 as a result of union employees electing Severance Programs that ended in July 2003 under a separate program than mentioned above.

Synthetic Fuel Production

In July 2002, Capital & Trading acquired an “Earthco” coal-based synthetic fuel production facility.   The facility uses emulsified asphalt as a chemical change agent to convert coal feedstock into synthetic fuel for sale to a third party.  As of June 30, 2003, Capital & Trading’s net book value in this facility was approximately $60 million.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires in 2007.  Cinergy received a private letter ruling from the Internal Revenue Service (IRS) in connection with the acquisition of the facility.  To date, Cinergy has produced and sold approximately three million tons of synthetic fuel at this facility, resulting in approximately $80 million in tax credits, including approximately $40 million in 2003.

The IRS recently announced, in connection with an audit of another taxpayer, that it has reason to question and is reviewing the scientific validity of that taxpayer’s test procedures and results that were presented as evidence that the fuel underwent a significant chemical change.  The IRS has indicated that if it were to determine that the test procedures and results do not demonstrate the occurrence of significant chemical change, it would take appropriate action, including revoking private letter rulings relying on such results.

Cinergy believes that it is justified in its reliance on the private letter ruling it obtained from the IRS, the chemical change testing by an independent laboratory, and that its facility has been operated in a manner consistent with Section 29 of the Internal Revenue Code.  It is not possible for Cinergy to predict the outcome of the IRS’s review of these matters or the implications this might have for its synthetic fuel production facility.

Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous other energy companies.  The CFTC request seeks certain information regarding our trading activities, including price reporting to energy industry publications.  The CFTC seeks particular information concerning these matters for the period May 2000 through January 2001 as to one of Cinergy’s employees.  Based on a limited review of these matters, we have placed that employee on administrative leave.  Cinergy is continuing its review and intends to fully cooperate with the CFTC in connection with its investigation.

In the second quarter of 2003, Cinergy received initial and follow-up subpoenas from the SEC requesting information related to particular trading activity with one of its counterparties.  Cinergy has, and intends to, fully cooperate with the SEC in connection with this matter.

At this time it is not possible to predict the outcome of these investigations or the impact on Cinergy’s financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments and Positions” section in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part I. Financial Information”.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2003 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently, and from time to time, are involved in lawsuits, claims, and complaints incidental to the conduct of our business.  In the opinion of management, no such proceeding is likely to have a material adverse effect on us.

See Note 6 of the “Notes to Financial Statements” in “Part I.  Financial Information” for further information regarding our commitments and contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)              The documents listed below are being filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Additional Exhibits

3.1	Cinergy Corp.	By-laws of Cinergy Corp., as amended on July 23, 2003.

3.2	CG&E	Regulations of CG&E as amended, July 23, 2003.

3.3	PSI	By-laws of PSI, as amended on July 23, 2003.

3.4	ULH&P	By-laws of ULH&P, as amended on July 23, 2003.

4.1	CG&E	Seventh Supplemental Indenture between CG&E and Fifth Third Bank dated as of June 15, 2003 to Indenture dated as of May 15, 1995.

31.1	Cinergy Corp. CG&E PSI ULH&P	Certification of James E. Rogers under Section 302 of Sarbanes-Oxley Act.

31.2	Cinergy Corp. CG&E PSI ULH&P	Certification of R. Foster Duncan under Section 302 of Sarbanes-Oxley Act.

32.1	Cinergy Corp. CG&E PSI ULH&P	Certification of James E. Rogers under Section 906 of Sarbanes-Oxley Act.

32.2	Cinergy Corp. CG&E PSI ULH&P	Certification of R. Foster Duncan under Section 906 of Sarbanes-Oxley Act.

(b)             The following reports on Form 8-K were filed during the quarter ended June 30, 2003.

Date of Report	Registrant	Item Filed

April 28, 2003	Cinergy Corp.	Item 12. Results of Operations and Financial Condition

June 10, 2003	Cinergy Corp. CG&E PSI	Item 5. Other Events and Regulation FD Disclosure
	ULH&P	Item 7. Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date: August 13, 2003	/s/	David L. Wozny
David L. Wozny
(duly authorized officer
and
principal accounting officer)