Form 10-Q
period 2003-09-30
UNION LIGHT HEAT & POWER CO; CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC
filed 2003-11-13
CIK 100858, 899652, 20290, 81020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of October 31, 2003, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	178,070,206

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I FINANCIAL INFORMATION

1	Financial Statements
Cinergy Corp.
Condensed Consolidated Statements of Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Changes in Common Stock Equity
Condensed Consolidated Statements of Cash Flows

The Cincinnati Gas & Electric Company
Condensed Consolidated Statements of Income and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows

PSI Energy, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows

The Union Light, Heat and Power Company
Condensed Statements of Income
Condensed Balance Sheets
Condensed Statements of Cash Flows

Notes to Condensed Financial Statements

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

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended September 30		Year to Date September 30
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts) (unaudited)
Operating Revenues (Note 1(g)(i))
Electric	$920,638	$965,435	$2,512,954	$2,531,283
Gas	124,533	104,073	638,378	374,345
Other	46,806	49,730	142,525	89,291
Total Operating Revenues	1,091,977	1,119,238	3,293,857	2,994,919

Operating Expenses
Fuel and purchased and exchanged power (Note 1(g)(i))	329,997	302,366	840,332	761,858
Gas purchased (Note 1(g)(i))	79,582	49,283	368,896	188,725
Operation and maintenance	317,897	363,362	973,065	962,280
Depreciation	104,856	100,050	313,719	294,345
Taxes other than income taxes	55,828	64,890	200,535	201,559
Total Operating Expenses	888,160	879,951	2,696,547	2,408,767

Operating Income	203,817	239,287	597,310	586,152

Equity in Earnings of Unconsolidated Subsidiaries	4,956	3,248	11,652	7,356
Miscellaneous Income – Net	12,296	6,965	27,678	2,517
Interest Expense	73,075	62,518	192,623	180,122
Preferred Dividend Requirement of Subsidiary Trust (Note 1(g)(iii))	—	5,966	11,940	17,847

Income Before Taxes	147,994	181,016	432,077	398,056

Income Taxes	35,155	47,799	102,121	123,641
Preferred Dividend Requirements of Subsidiaries	858	859	2,574	2,575

Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	111,981	132,358	327,382	271,840

Discontinued operations, net of tax (Note 8)	—	(1,790)	8,875	(561)
Cumulative effect of changes in accounting principles, net of tax (Note 1(g)(vii))	—	—	26,462	(10,899)
Net Income	$111,981	$130,568	$362,719	$260,380

Average Common Shares Outstanding	177,751	167,967	175,944	166,544

Earnings Per Common Share (Note 10)
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	$0.63	$0.79	$1.86	$1.63
Discontinued operations, net of tax	—	(0.01)	0.05	—
Cumulative effect of changes in accounting principles, net of tax	—	—	0.15	(0.06)
Net Income	$0.63	$0.78	$2.06	$1.57

Earnings Per Common Share - Assuming Dilution (Note 10)
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	$0.62	$0.78	$1.84	$1.61
Discontinued operations, net of tax	—	(0.01)	0.05	—
Cumulative effect of changes in accounting principles, net of tax	—	—	0.15	(0.06)
Net Income	$0.62	$0.77	$2.04	$1.55

Dividends Declared Per Common Share	$0.46	$0.45	$1.38	$1.35

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Assets
Cash and cash equivalents	$486,400	$200,112
Restricted deposits	709	3,092
Notes receivable, current	63,594	135,873
Accounts receivable less accumulated provision for doubtful accounts of $10,873 at September 30, 2003, and $16,368 at December 31, 2002	1,029,127	1,280,810
Materials, supplies, and fuel (Note 1(d))	319,632	319,454
Energy risk management current assets (Note 1(c)(i))	224,299	464,028
Prepayments and other	138,236	107,086
Total Current Assets	2,261,997	2,510,455

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 12)	9,557,536	8,641,351
Construction work in progress	288,069	469,300
Total Utility Plant	9,845,605	9,110,651
Non-regulated property, plant, and equipment (Note 12)	4,326,626	4,616,754
Accumulated depreciation (Note 1(g)(vi))	5,319,500	5,157,040
Net Property, Plant, and Equipment	8,852,731	8,570,365

Other Assets
Regulatory assets	1,012,457	1,022,696
Investments in unconsolidated subsidiaries	482,978	417,188
Energy risk management non-current assets (Note 1(c)(i))	127,407	162,773
Notes receivable, non-current (Note 4)	218,347	—
Other investments	173,790	163,851
Goodwill (Note 1 (g)(v))	43,717	43,717
Other intangible assets	1,723	2,059
Other	300,825	266,659
Total Other Assets	2,361,244	2,078,943

Assets of Discontinued Operations (Note 8)	7,187	147,265

Total Assets	$13,483,159	$13,307,028

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Liabilities
Accounts payable	$947,882	$1,318,379
Accrued taxes	228,225	258,613
Accrued interest	79,161	62,244
Notes payable and other short-term obligations (Note 5)	336,687	667,973
Long-term debt due within one year	1,113,319	176,000
Energy risk management current liabilities (Note 1(c)(i))	186,146	407,710
Other	133,677	105,026
Total Current Liabilities	3,025,097	2,995,945

Non-Current Liabilities
Long-term debt (Note 3)	4,129,946	4,011,568
Deferred income taxes	1,519,097	1,458,171
Unamortized investment tax credits	111,186	118,095
Accrued pension and other postretirement benefit costs	606,375	626,167
Energy risk management non-current liabilities (Note 1(c)(i))	117,777	143,991
Other	233,768	179,767
Total Non-Current Liabilities	6,718,149	6,537,759

Liabilities of Discontinued Operations (Note 8)	8,877	108,833

Commitments and Contingencies (Note 7)

Total Liabilities	9,752,123	9,642,537

Preferred Trust Securities (Note 1(g)(iii))
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company	—	308,187

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,828

Common Stock Equity (Note 2)
Common stock - $.01 par value; authorized shares - 600,000,000; outstanding shares - 177,899,822 at September 30, 2003, and 168,663,115 at December 31, 2002	1,779	1,687
Paid-in capital	2,170,392	1,918,136
Retained earnings	1,525,727	1,403,453
Accumulated other comprehensive income (loss)	(29,680)	(29,800)
Total Common Stock Equity	3,668,218	3,293,476

Total Liabilities and Shareholders’ Equity	$13,483,159	$13,307,028

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stock Equity
	(dollars in thousands) (unaudited)

Quarter Ended September 30, 2003

Balance at July 1, 2003 (176,947,118 shares)	$1,769	$2,135,968	$1,495,502	$(24,423)	$3,608,816
Comprehensive income:
Net income			111,981		111,981
Other comprehensive income (loss), net of tax effect of $2,532
Foreign currency translation adjustment				(8,365)	(8,365)
Minimum pension liability adjustment				26	26
Unrealized gain (loss) on investment trusts				32	32
Cash flow hedges (Note 1(c))				3,050	3,050
Total comprehensive income					106,724

Issuance of common stock - net (952,704 shares)	10	31,824			31,834
Dividends on common stock ($.46 per share)			(81,725)		(81,725)
Other (Note 2(b))		2,600	(31)		2,569

Ending balance at September 30, 2003 (177,899,822 shares)	$1,779	$2,170,392	$1,525,727	$(29,680)	$3,668,218

Quarter Ended September 30, 2002

Balance at July 1, 2002 (167,486,129 shares)	$1,675	$1,861,689	$1,319,881	$(4,787)	$3,178,458
Comprehensive income:
Net income			130,568		130,568
Other comprehensive income (loss), net of tax effect of $12,501
Foreign currency translation adjustment				4,810	4,810
Unrealized gain (loss) on investment trusts				(3,003)	(3,003)
Cash flow hedges (Note 1(c))				(18,744)	(18,744)
Total comprehensive income					113,631

Issuance of common stock - net (781,597 shares)	8	22,888			22,896
Dividends on common stock ($.45 per share)			(75,469)		(75,469)
Other		4,542	8		4,550

Ending balance at September 30, 2002 (168,267,726 shares)	$1,683	$1,889,119	$1,374,988	$(21,724)	$3,244,066

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stock Equity
	(dollars in thousands) (unaudited)

Year to Date September 30, 2003

Balance at January 1, 2003 (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$(29,800)	$3,293,476
Comprehensive income:
Net income			362,719		362,719
Other comprehensive income (loss), net of tax effect of $(26)
Foreign currency translation adjustment, net of reclassification adjustments of $6,134 (net of tax) (Note 8)				(2,312)	(2,312)
Minimum pension liability adjustment				26	26
Unrealized gain (loss) on investment trusts				2,551	2,551
Cash flow hedges (Note 1(c))				(145)	(145)
Total comprehensive income					362,839

Issuance of common stock - net (9,236,707 shares)	92	251,179			251,271
Dividends on common stock ($1.38 per share)			(240,402)		(240,402)
Other (Note 2(b))		1,077	(43)		1,034

Ending balance at September 30, 2003 (177,899,822 shares)	$1,779	$2,170,392	$1,525,727	$(29,680)	$3,668,218

Year to Date September 30, 2002

Balance at January 1, 2002 (159,402,839 shares)	$1,594	$1,619,659	$1,337,135	$(16,929)	$2,941,459
Comprehensive income:
Net income			260,380		260,380
Other comprehensive income (loss), net of tax effect of $7,879
Foreign currency translation adjustment				20,123	20,123
Minimum pension liability adjustment				136	136
Unrealized gain (loss) on investment trusts				(4,637)	(4,637)
Cash flow hedges (Note 1(c))				(20,417)	(20,417)
Total comprehensive income					255,585

Issuance of common stock - net (8,864,887 shares)	89	258,300			258,389
Dividends on common stock ($1.35 per share)			(222,551)		(222,551)
Other		11,160	24		11,184

Ending balance at September 30, 2002 (168,267,726 shares)	$1,683	$1,889,119	$1,374,988	$(21,724)	$3,244,066

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2003	2002
	(dollars in thousands) (unaudited)

Cash Flows from Continuing Operations
Operating Activities
Net income	$362,719	$260,380
Items providing or (using) cash currently:
Depreciation	313,719	294,345
(Income) Loss of discontinued operations, net of tax	(8,875)	561
Cumulative effect of changes in accounting principles, net of tax	(26,462)	10,899
Change in net position of energy risk management activities	(18,097)	(61,838)
Deferred income taxes and investment tax credits – net	35,828	169,377
Equity in (earnings) losses of unconsolidated subsidiaries	(11,652)	(7,356)
Allowance for equity funds used during construction	(7,111)	(8,802)
Regulatory assets deferrals	(61,846)	(69,923)
Regulatory assets amortization	74,686	93,163
Accrued pension and other postretirement benefit costs	(19,792)	51,587
Deferred costs under gas recovery mechanism	(31,803)	(2,592)
Changes in current assets and current liabilities:
Restricted deposits	2,383	(798)
Accounts and notes receivable	338,099	(357,370)
Materials, supplies, and fuel	(178)	(71,535)
Prepayments	(29,923)	(40,044)
Accounts payable	(364,181)	432,766
Accrued taxes and interest	(15,069)	(97,625)
Other assets	5,772	48,362
Other liabilities	58,130	11,322

Net cash provided by (used in) operating activities	596,347	654,879

Financing Activities
Change in short-term debt	(332,404)	(417,228)
Issuance of long-term debt	688,166	628,170
Redemption of long-term debt	(187,873)	(115,672)
Funds on deposit from issuance of debt securities	—	(131,600)
Retirement of preferred stock of subsidiaries	(10)	(3)
Issuance of common stock	251,271	258,389
Dividends on common stock	(240,402)	(222,551)

Net cash provided by (used in) financing activities	178,748	(495)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(508,671)	(587,445)
Proceeds from notes receivable	5,076	—
Acquisitions and other investments	(36,464)	(56,439)
Proceeds from sale of subsidiaries and equity investments	51,252	7,305

Net cash provided by (used in) investing activities	(488,807)	(636,579)

Net increase (decrease) in cash and cash equivalents from continuing operations	286,288	17,805

Cash and cash equivalents from continuing operations at beginning of period	200,112	87,257

Cash and cash equivalents from continuing operations at end of period	$486,400	$105,062

Cash Flows from Discontinued Operations
Operating activities	$(7,285)	$17,992
Financing activities	(13,484)	(22,551)
Investing activities	(202)	(5,046)

Net increase (decrease) in cash and cash equivalents from discontinued operations	(20,971)	(9,605)

Cash and cash equivalents from discontinued operations at beginning of period	20,971	23,810

Cash and cash equivalents from discontinued operations at end of period	$—	$14,205

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$182,108	$207,659
Income taxes	$90,281	$30,900

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended September 30		Year to Date September 30
	2003	2002	2003	2002
	(dollars in thousands) (unaudited)

Operating Revenues (Note 1(g)(i))
Electric	$474,840	$492,617	$1,300,859	$1,301,442
Gas	66,399	41,452	426,986	277,069
Total Operating Revenues	541,239	534,069	1,727,845	1,578,511

Operating Expenses
Fuel and purchased and exchanged power (Note 1(g)(i))	144,794	136,459	381,615	352,292
Gas purchased	32,223	12,594	252,074	145,033
Operation and maintenance	133,474	150,247	394,171	394,443
Depreciation	42,542	49,005	142,119	146,057
Taxes other than income taxes	44,553	50,304	154,810	149,509
Total Operating Expenses	397,586	398,609	1,324,789	1,187,334

Operating Income	143,653	135,460	403,056	391,177

Miscellaneous Income - Net	9,654	4,140	23,137	4,002
Interest Expense	29,506	23,746	84,766	68,375

Income Before Taxes	123,801	115,854	341,427	326,804

Income Taxes	44,938	44,085	125,347	124,780

Income Before Cumulative Effect of Changes in Accounting Principles	78,863	71,769	216,080	202,024

Cumulative effect of changes in accounting principles, net of tax (Note 1(g)(vii))	—	—	30,938	—

Net Income	$78,863	$71,769	$247,018	$202,024

Preferred Dividend Requirement	211	211	634	634

Net Income Applicable to Common Stock	$78,652	$71,558	$246,384	$201,390

Net Income	$78,863	$71,769	$247,018	$202,024

Other Comprehensive Income (Loss), Net of Tax	2,720	(17,588)	(307)	(19,673)

Comprehensive Income	$81,583	$54,181	$246,711	$182,351

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Assets
Cash and cash equivalents	$99,551	$45,336
Restricted deposits	137	3,071
Notes receivable from affiliated companies	137,144	148,823
Accounts receivable less accumulated provision for doubtful accounts of $4,096 at September 30, 2003, and $5,942 at December 31, 2002	103,345	117,269
Accounts receivable from affiliated companies	9,730	97,584
Materials, supplies, and fuel	135,035	121,881
Energy risk management current assets (Note 1(c)(i))	78,689	57,912
Prepayments and other	35,565	8,560
Total Current Assets	599,196	600,436

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 12)
Electric	2,146,147	2,073,133
Gas	1,043,356	1,003,870
Common	249,382	248,938
Total Utility Plant In Service	3,438,885	3,325,941
Construction work in progress	115,161	84,249
Total Utility Plant	3,554,046	3,410,190
Non-regulated property, plant, and equipment (Note 12)	3,510,124	3,445,056
Accumulated depreciation (Note 1(g)(vi))	2,754,575	2,712,105
Net Property, Plant, and Equipment	4,309,595	4,143,141

Other Assets
Regulatory assets	594,727	604,776
Energy risk management non-current assets (Note 1(c)(i))	61,789	64,762
Other investments	1,084	1,082
Other	178,884	127,550
Total Other Assets	836,484	798,170

Total Assets	$5,745,275	$5,541,747

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Liabilities
Accounts payable	$145,449	$195,812
Accounts payable to affiliated companies	33,253	146,558
Accrued taxes	193,641	159,199
Accrued interest	32,478	22,872
Notes payable and other short-term obligations (Note 5)	112,100	112,100
Notes payable to affiliated companies (Note 5)	9,042	8,947
Long-term debt due within one year	395,500	120,000
Energy risk management current liabilities (Note 1(c)(i))	73,445	49,288
Other	28,834	37,160
Total Current Liabilities	1,023,742	851,936

Non-Current Liabilities
Long-term debt (Note 3)	1,456,716	1,569,713
Deferred income taxes	942,250	882,628
Unamortized investment tax credits	80,689	85,198
Accrued pension and other postretirement benefit costs	206,003	201,284
Energy risk management non-current liabilities (Note 1(c)(i))	43,204	31,326
Other	82,430	88,843
Total Non-Current Liabilities	2,811,292	2,858,992

Commitments and Contingencies (Note 7)

Total Liabilities	3,835,034	3,710,928

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at September 30, 2003, and December 31, 2002	762,136	762,136
Paid-in capital	586,292	586,292
Retained earnings	567,381	487,652
Accumulated other comprehensive income (loss)	(26,053)	(25,746)
Total Common Stock Equity	1,889,756	1,810,334

Total Liabilities and Shareholder’s Equity	$5,745,275	$5,541,747

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2003	2002
	(dollars in thousands) (unaudited)

Operating Activities
Net income	$247,018	$202,024
Items providing or (using) cash currently:
Depreciation	142,119	146,057
Deferred income taxes and investment tax credits - net	35,406	95,730
Cumulative effect of changes in accounting principles, net of tax	(30,938)	—
Change in net position of energy risk management activities	(24,465)	(19,560)
Allowance for equity funds used during construction	(2,566)	261
Regulatory assets deferrals	(17,984)	(45,007)
Regulatory assets amortization	31,411	38,024
Accrued pension and other postretirement benefit costs	4,719	5,549
Deferred costs under gas cost recovery mechanism	(31,803)	(2,592)
Changes in current assets and current liabilities:
Restricted deposits	2,934	(765)
Accounts and notes receivable	157,926	(199,985)
Materials, supplies, and fuel	(13,154)	6,576
Prepayments	(8,040)	(14,830)
Accounts payable	(163,059)	214,967
Accrued taxes and interest	44,048	(7,301)
Other assets	(12,307)	5,856
Other liabilities	(15,350)	(7,506)

Net cash provided by (used in) operating activities	345,915	417,498

Financing Activities
Change in short-term debt, including net affiliate notes	(44,374)	(451,627)
Issuance of long-term debt	256,198	580,570
Redemption of long-term debt	(100,000)	(100,000)
Funds on deposit from issuance of debt securities	—	(84,000)
Retirement of preferred stock	—	(1)
Dividends on preferred stock	(634)	(634)
Dividends on common stock	(166,655)	(138,712)

Net cash provided by (used in) financing activities	(55,465)	(194,404)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(236,235)	(223,740)
Other investments	—	98

Net cash provided by (used in) investing activities	(236,235)	(223,642)

Net increase (decrease) in cash and cash equivalents	54,215	(548)

Cash and cash equivalents at beginning of period	45,336	9,074

Cash and cash equivalents at end of period	$99,551	$8,526

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$69,321	$68,749
Income taxes	$38,146	$16,121

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended September 30		Year to Date September 30
	2003	2002	2003	2002
	(dollars in thousands) (unaudited)

Operating Revenues(Note 1(g)(i))
Electric	$437,084	$470,772	$1,210,157	$1,215,791

Operating Expenses
Fuel and purchased and exchanged power (Note 1(g)(i))	177,786	168,683	466,656	420,278
Operation and maintenance	113,336	128,931	348,668	386,559
Depreciation	47,695	39,826	135,351	115,954
Taxes other than income taxes	10,322	13,446	42,354	46,992
Total Operating Expenses	349,139	350,886	993,029	969,783

Operating Income	87,945	119,886	217,128	246,008

Miscellaneous Income (Expense) - Net	(2,221)	4,434	5,348	14,155
Interest Expense	21,324	18,782	63,477	55,862

Income Before Taxes	64,400	105,538	158,999	204,301

Income Taxes	26,808	37,895	64,107	68,861

Income Before Cumulative Effect of a Change in Accounting Principle	37,592	67,643	94,892	135,440

Cumulative effect of a change in accounting principle, net of tax (Note 1(g)(vii))	—	—	(494)	—

Net Income	$37,592	$67,643	$94,398	$135,440

Preferred Dividend Requirement	647	648	1,940	1,941

Net Income Applicable to Common Stock	$36,945	$66,995	$92,458	$133,499

Net Income	$37,592	$67,643	$94,398	$135,440

Other Comprehensive Income (Loss), Net of Tax	(77)	(2,716)	2,247	(3,684)

Comprehensive Income	$37,515	$64,927	$96,645	$131,756

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Assets
Cash and cash equivalents	$11,452	$2,007
Restricted deposits	571	20
Notes receivable from affiliated companies	21,108	53,755
Accounts receivable less accumulated provision for doubtful accounts of $2,068 at September 30, 2003, and $5,656 at December 31, 2002	48,295	84,819
Accounts receivable from affiliated companies	4,328	437
Materials, supplies, and fuel	122,574	137,292
Energy risk management current assets (Note 1(c)(i))	7,090	8,701
Prepayments and other	33,751	44,725
Total Current Assets	249,169	331,756

Property, Plant, and Equipment - at Cost
Utility plant in service	6,118,651	5,315,410
Construction work in progress	172,908	385,051
Total Utility Plant	6,291,559	5,700,461
Accumulated depreciation	2,436,536	2,334,157
Net Property, Plant, and Equipment (Note 12)	3,855,023	3,366,304

Other Assets
Regulatory assets	417,730	417,920
Energy risk management non-current assets (Note 1(c)(i))	8,988	16,590
Other investments	60,852	54,683
Other	46,278	35,703
Total Other Assets	533,848	524,896

Total Assets	$4,638,040	$4,222,956

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
condensed consolidated balance sheets

LIABILITIES AND SHAREHOLDER’S EQUITY

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Liabilities
Accounts payable	$42,452	$113,563
Accounts payable to affiliated companies	13,486	107,364
Accrued taxes	117,415	105,960
Accrued interest	26,011	23,078
Notes payable and other short-term obligations (Note 5)	—	35,000
Notes payable to affiliated companies (Note 5)	164,974	138,055
Long-term debt due within one year	1,038	56,000
Energy risk management current liabilities (Note 1(c)(i))	14,648	8,000
Other	27,936	22,335
Total Current Liabilities	407,960	609,355

Non-Current Liabilities
Long-term debt (Note 3)	1,720,330	1,315,984
Deferred income taxes	556,636	538,745
Unamortized investment tax credits	30,497	32,897
Accrued pension and other postretirement benefit costs	176,828	184,299
Energy risk management non-current liabilities (Note 1(c)(i))	3,352	17,157
Other	77,426	80,879
Total Non-Current Liabilities	2,565,069	2,169,961

Commitments and Contingencies (Note 7)

Total Liabilities	2,973,029	2,779,316

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,343

Common Stock Equity
Common stock - without par value; $.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at September 30, 2003, and December 31, 2002	539	539
Paid-in capital (Note 2(c))	626,931	426,931
Retained earnings	1,001,080	981,946
Accumulated other comprehensive income (loss)	(5,872)	(8,119)
Total Common Stock Equity	1,622,678	1,401,297

Total Liabilities and Shareholder’s Equity	$4,638,040	$4,222,956

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2003	2002
	(dollars in thousands) (unaudited)

Operating Activities
Net income	$94,398	$135,440
Items providing or (using) cash currently:
Depreciation	135,351	115,954
Cumulative effect of a change in accounting principle, net of tax	494	—
Deferred income taxes and investment tax credits - net	14,370	46,376
Change in net position of energy risk management activities	(1,731)	8,443
Allowance for equity funds used during construction	(4,545)	(9,063)
Regulatory assets deferrals	(43,862)	(24,916)
Regulatory assets amortization	43,275	55,139
Accrued pension and other postretirement benefit costs	(7,471)	4,603
Changes in current assets and current liabilities:
Restricted deposits	(551)	(34)
Accounts and notes receivable	65,280	222,369
Materials, supplies, and fuel	14,718	(35,243)
Prepayments	(154)	(3,857)
Accounts payable	(164,989)	(147,681)
Accrued taxes and interest	14,388	875
Other assets	6,980	4,881
Other liabilities	(909)	(8,338)

Net cash provided by (used in) operating activities	165,042	364,948

Financing Activities
Change in short-term debt, including net affiliate notes	(8,081)	37,287
Issuance of long-term debt	431,968	47,600
Redemption of long-term debt	(459,865)	(23,000)
Contribution from parent	200,000	—
Funds on deposit from issuance of debt securities	—	(47,600)
Retirement of preferred stock	(10)	(2)
Dividends on preferred stock	(1,940)	(1,940)
Dividends on common stock	(73,324)	(83,448)

Net cash provided by (used in) financing activities	88,748	(71,103)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(241,859)	(286,610)
Other investments	(2,486)	(3,098)

Net cash provided by (used in) investing activities	(244,345)	(289,708)

Net increase (decrease) in cash and cash equivalents	9,445	4,137

Cash and cash equivalents at beginning of period	2,007	1,587

Cash and cash equivalents at end of period	$11,452	$5,724

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$72,455	$75,807
Income taxes	$50,419	$13,590

Non-cash financing and investing activities:
Issuance of promissory notes to affiliated company for acquisition of assets	$375,969	$—

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

THE UNION LIGHT, HEAT

AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME

	Quarter Ended September 30		Year to Date September 30
	2003	2002	2003	2002
	(dollars in thousands) (unaudited)

Operating Revenues
Electric	$64,199	$68,353	$170,224	$175,346
Gas	11,240	7,364	75,007	53,584
Total Operating Revenues	75,439	75,717	245,231	228,930

Operating Expenses
Electricity purchased from parent company for resale	44,546	48,445	120,805	123,091
Gas purchased	5,620	2,732	46,570	30,932
Operation and maintenance	14,689	14,819	41,068	38,199
Depreciation	4,554	4,277	13,582	13,009
Taxes other than income taxes	1,135	1,167	3,417	3,535
Total Operating Expenses	70,544	71,440	225,442	208,766

Operating Income	4,895	4,277	19,789	20,164

Miscellaneous Income (Expense) - Net	886	1,690	3,266	(2,516)
Interest Expense	1,548	1,431	4,520	4,388

Income Before Taxes	4,233	4,536	18,535	13,260

Income Taxes	1,667	1,302	7,058	4,150

Net Income	$2,566	$3,234	$11,477	$9,110

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

ASSETS

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Assets
Cash and cash equivalents	$5,108	$3,926
Notes receivable from affiliated companies	4,009	13,337
Accounts receivable less accumulated provision for doubtful accounts of $163 at September 30, 2003, and $84 at December 31, 2002	417	703
Accounts receivable from affiliated companies	509	1,671
Materials, supplies, and fuel	9,774	8,182
Prepayments and other	418	316
Total Current Assets	20,235	28,135

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	271,763	258,094
Gas	228,436	215,505
Common	32,324	31,679
Total Utility Plant In Service	532,523	505,278
Construction work in progress	11,717	14,745
Total Utility Plant	544,240	520,023
Accumulated depreciation	198,059	187,876
Net Property, Plant, and Equipment (Note 12)	346,181	332,147

Other Assets
Regulatory assets	9,441	5,134
Other	19,095	16,811
Total Other Assets	28,536	21,945

Total Assets	$394,952	$382,227

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	September 30 2003	December 31 2002
	(dollars in thousands) (unaudited)

Current Liabilities
Accounts payable	$3,775	$8,816
Accounts payable to affiliated companies	17,291	22,297
Accrued taxes	3,877	1,487
Accrued interest	1,289	1,226
Long-term debt due within one year	20,000	20,000
Notes payable to affiliated companies (Note 5)	23,726	14,076
Other	6,146	6,368
Total Current Liabilities	76,104	74,270

Non-Current Liabilities
Long-term debt	54,676	54,653
Deferred income taxes	47,716	43,360
Unamortized investment tax credits	2,945	3,143
Accrued pension and other postretirement benefit costs	15,958	15,620
Other	15,217	14,017
Total Non-Current Liabilities	136,512	130,793

Commitments and Contingencies (Note 7)

Total Liabilities	212,616	205,063

Common Stock Equity
Common stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at September 30, 2003, and December 31, 2002	8,780	8,780
Paid-in capital	23,644	23,644
Retained earnings	149,972	144,800
Accumulated other comprehensive income (loss)	(60)	(60)
Total Common Stock Equity	182,336	177,164

Total Liabilities and Shareholder’s Equity	$394,952	$382,227

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2003	2002
	(dollars in thousands) (unaudited)

Operating Activities
Net income	$11,477	$9,110
Items providing or (using) cash currently:
Depreciation	13,582	13,009
Deferred income taxes and investment tax credits - net	4,157	1,395
Allowance for equity funds used during construction	(224)	(523)
Regulatory assets deferrals	(424)	4,168
Regulatory assets amortization	505	(1,064)
Accrued pension and other postretirement benefit costs	338	1,417
Deferred costs under gas cost recovery mechanism	(7,279)	7,246
Changes in current assets and current liabilities:
Accounts and notes receivable	10,776	17,142
Materials, supplies, and fuel	(1,592)	(1,671)
Prepayments	(102)	(174)
Accounts payable	(10,047)	(1,619)
Accrued taxes and interest	2,453	2,194
Other assets	1,071	3,284
Other liabilities	375	(627)

Net cash provided by (used in) operating activities	25,066	53,287

Financing Activities
Change in short-term debt, including net affiliate notes	9,650	(24,581)
Dividends on common stock	(6,305)	(2,675)

Net cash provided by (used in) financing activities	3,345	(27,256)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(27,229)	(26,268)
Other investments	—	(70)

Net cash provided by (used in) investing activities	(27,229)	(26,338)

Net increase (decrease) in cash and cash equivalents	1,182	(307)

Cash and cash equivalents at beginning of period	3,926	4,099

Cash and cash equivalents at end of period	$5,108	$3,792

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$4,240	$4,194
Income taxes	$3,001	$2,398

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

1.              Summary of Significant Accounting Policies

(a)                                  Presentation

Our Condensed Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results.  These results are not necessarily indicative of results for a full year.  These statements should be read in conjunction with the Financial Statements and the notes thereto included in the registrants’ combined Form 10-K for the year ended December 31, 2002 and Form 8-K filed on June 10, 2003 (together, the 2002 10-K).  Certain amounts in the 2002 Condensed Financial Statements have been reclassified to conform to the 2003 presentation.

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles (GAAP).  Actual results could differ, as these estimates and assumptions involve judgment.

(b)                                  Revenue Recognition

(i)          Operating Revenues

The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) (collectively, our operating companies) record Operating Revenues for electric and gas service when delivered to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenue” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenue, we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is subsequently billed.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of September 30, 2003 and 2002, were as follows:

	2003	2002
	(in millions)

Cinergy	$117	$124
CG&E and subsidiaries	60	63
PSI	57	61
ULH&P	11	11

(ii)      Energy Marketing and Trading Revenues

We market and trade electricity, natural gas, coal, and other energy-related products.  Many of the contracts associated with these products qualify as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133).  We designate derivative transactions as either trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  Generally, trading contracts are reported on a net basis and non-trading contracts are reported on a gross basis.

1.               Gross Reporting

Gross reporting requires presentation of sales contracts in Operating Revenues and purchase contracts in Fuel and purchased and exchanged power expense or Gas purchased expense.  Non-trading derivatives typically involve physical delivery of the underlying commodity and are therefore generally presented on a gross basis.

Derivatives are classified as non-trading only when (a) the contracts involve the purchase of gas or electricity to serve our native load requirements (end-use customers within our public utility companies’ franchise service territory), or (b) the contracts involve the sale of gas or electricity and we have the intent and projected ability to fulfill substantially all obligations from company-owned assets, which generally is limited to the sale of generation to third parties when it is not required to meet native load requirements.

Energy activities that do not principally involve derivatives (e.g., natural gas sales from storage) are presented on a gross basis.

2.               Net Reporting

Net reporting requires presentation of realized and unrealized gains and losses on trading derivatives on a net basis in Operating Revenues.  In 2003, we began reflecting the results of trading derivatives on a net basis pursuant to the requirements of EITF 02-3, regardless of whether the transactions were settled physically.  Prior to 2003, the realized results for trading contracts that were physical in nature were presented on a gross basis.  The presentation for 2002 has been reclassified to conform to the new presentation.  See (g)(i) below for further discussion.

Energy derivatives that are not classified as non-trading based on the above requirements are deemed to be trading.  Trading typically involves frequent buying and selling with the objective of generating profits from differences in price.

(c)                                  Derivatives

We account for derivatives pursuant to Statement 133, which requires all derivatives, subject to certain exemptions, to be accounted for at fair value.  Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the Statements of Income for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges.  To qualify for hedge accounting, derivatives must be designated as a hedge (for example, an offset of interest rate risks) and must be effective at reducing the risk associated with the hedged item.  Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

(i)          Energy Marketing and Trading

We account for all energy trading derivatives at fair value.  These derivatives are shown in our Balance Sheets as Energy risk management assets and Energy risk management liabilities.  Changes in the derivative’s fair value represent unrealized gains and losses and are recognized as revenues in our Statements of Income unless specific hedge accounting criteria are met.

In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  EITF 98-10 permitted non-derivative contracts to be accounted for at fair value if certain criteria were met.  Effective with the adoption of EITF 02-3 on January 1, 2003, non-derivative contracts and natural gas inventory previously accounted for at fair value were required to be accounted for on an accrual basis.  See (d) for further discussion.

As a response to this discontinuance of fair value accounting, in June 2003, Cinergy began designating derivatives as fair value hedges for certain volumes of our natural gas inventory.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified inventory) are included in the Statements of Income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the inventory on a quarterly basis.  For the three months ended, September 30, 2003, the hedges’ ineffectiveness was not material.

Non-trading derivatives involve the physical delivery of energy and are therefore typically accounted for as accrual contracts, unless the contract does not qualify for the normal purchases and sales scope exception in Statement 133.

Although we intend to settle accrual contracts with company-owned assets, occasionally we settle these contracts with purchases on the open trading markets.  The cost of these purchases could be in excess of the associated revenues.  We recognize the gains or losses on these transactions as delivery occurs.  Open market purchases may occur for the following reasons:

•                  generating station outages;

•                  least-cost alternative;

•                  native load requirements; and

•                  extreme weather.

We value derivatives using end-of-the-period fair values, utilizing the following factors (as applicable):

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

(ii)      Financial

We use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows) and treasury locks (an agreement that fixes the yield or price on a specific treasury security for a specific period, which we sometimes use in connection with the issuance of fixed rate debt).  We account for such derivatives at fair value and assess the effectiveness of any such derivative used in hedging activities.

At September 30, 2003, the ineffectiveness of instruments that we have classified as fair value or cash flow hedges of debt instruments was not material.  Reclassification of unrealized gains or losses on cash flow hedges of debt instruments from Accumulated other comprehensive income (loss) occurs as interest is accrued on the debt instrument.  The unrealized losses that will be reclassified as a charge to Interest Expense during the twelve-month period ending September 30, 2004 is not expected to be material.

(d)                                  Inventory

Prior to January 1, 2003, natural gas inventory for our gas trading operation was accounted for at fair value.  All other inventory was accounted for at the lower of cost or market, cost being determined through the weighted average method.  Effective January 1, 2003, accounting for our gas trading operation’s inventory was adjusted to the lower of cost or market method with a cumulative effect adjustment, as required by EITF 02-3.  The impacts of adopting EITF 02-3 are discussed in (g)(i).

(e)                                  Stock-Based Compensation

Effective January 1, 2003, Cinergy adopted prospectively the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for all employee awards granted or modified after January 1, 2003.  Prior to 2003, we accounted for all stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The following table illustrates the effect on our Net Income and Earnings Per Common Share (EPS) if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Quarter Ended September 30		Year to Date September 30
	(in millions, except per share amounts)
	2003	2002	2003	2002

Net income, as reported	$112	$131	$363	$260

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	3	5	12	10

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	4	5	14	11

Pro-forma net income	$111	$131	$361	$259

EPS - as reported	$0.63	$0.78	$2.06	$1.57
EPS - pro-forma	$0.63	$0.78	$2.05	$1.56

EPS assuming dilution - as reported	$0.62	$0.77	$2.04	$1.55
EPS assuming dilution - pro-forma	$0.62	$0.77	$2.03	$1.54

The pro-forma amounts reflect certain assumptions used in estimating fair values.  As a result of this and other factors which may affect the timing and amounts of stock-based compensation, the pro-forma effect on Net Income and EPS may not be representative of future periods.

(f)                                    Asset Retirement Obligations

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

We do not recognize liabilities for asset retirement obligations for which the fair value cannot be reasonably estimated.  CG&E and PSI have asset retirement obligations associated with river structures at certain generating stations.  However, the retirement date for these river structures cannot be reasonably estimated; therefore, the fair value of the associated liability currently cannot be estimated and no amounts are recognized in the financial statements herein.

Effective with our adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143), on January 1, 2003, we do not accrue the estimated cost of removal when no obligation associated with retirement or removal exists for any of our non-regulated assets, even if removal of the asset is likely.  For our rate-regulated assets where our tariff rate includes a cost of removal component, we recognize a charge for estimated cost of removal under Statement of Financial Accounting Standards No. 71,

Accounting for the Effects of Certain Types of Regulation (Statement 71), as part of depreciation.  This includes most assets for PSI, CG&E, except for its generating assets, and ULH&P.  See (g)(vi) for additional information.

(g)                                 Accounting Changes

(i)          Energy Trading

In October 2002, the EITF reached consensus in EITF 02-3, to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.  The consensus to rescind EITF 98-10 required most energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of $13 million for Cinergy and $8 million for CG&E, which includes primarily the impact of certain coal contracts, gas inventory, and certain gas contracts, which were all accounted for at fair value.  We expect this rescission to have the largest ongoing impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase inter-period volatility in reported results of operations.  As a result, we began applying fair value hedge accounting in June 2003 to certain quantities of gas inventory (more fully discussed in (c)(i) above) and are further reviewing additional applications for hedge accounting.

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

The following table presents the effect of the change in revenue presentation in Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense for the quarter ended and year to date September 30, 2002.

	Cinergy(1)	CG&E and subsidiaries	PSI
		(in thousands)

Quarter Ended September 30, 2002

Electric Operating Revenues as previously reported	$2,554,687	$1,747,379	$776,837

Adjustment for effect of EITF 02-3 implementation	(1,574,214)	(1,254,762)	(306,065)
Other(2)	(15,038)	—	—

Electric Operating Revenues as adjusted	$965,435	$492,617	$470,772

Gas Operating Revenues as previously reported	$1,281,411	$41,452	$—

Adjustment for effect of EITF 02-3 implementation	(1,171,709)	—	—
Other(2)	(5,629)	—	—

Gas Operating Revenues as adjusted	$104,073	$41,452	$—

Fuel and purchased and exchanged power expense as previously reported	$1,871,365	$1,391,221	$474,748

Adjustment for effect of EITF 02-3 implementation	(1,555,263)	(1,254,762)	(306,065)
Other(2)	(13,736)	—	—

Fuel and purchased and exchanged power expense as adjusted	$302,366	$136,459	$168,683

Gas purchased expense as previously reported	$1,243,507	$12,594	$—

Adjustment for effect of EITF 02-3 implementation	(1,190,659)	—	—
Other(2)	(3,565)	—	—

Gas purchased expense as adjusted	$49,283	$12,594	$—

Year to Date September 30, 2002

Electric Operating Revenues as previously reported	$5,178,481	$3,249,715	$1,874,109

Adjustment for effect of EITF 02-3 implementation	(2,578,261)	(1,948,273)	(658,318)
Other(2)	(68,937)	—	—

Electric Operating Revenues as adjusted	$2,531,283	$1,301,442	$1,215,791

Gas Operating Revenues as previously reported	$3,301,625	$277,069	$—

Adjustment for effect of EITF 02-3 implementation	(2,921,651)	—	—
Other(2)	(5,629)	—	—

Gas Operating Revenues as adjusted	$374,345	$277,069	$—

Fuel and purchased and exchanged power expense as previously reported	$3,357,585	$2,300,565	$1,078,596

Adjustment for effect of EITF 02-3 implementation	(2,549,301)	(1,948,273)	(658,318)
Other(2)	(46,426)	—	—

Fuel and purchased and exchanged power expense as adjusted	$761,858	$352,292	$420,278

Gas purchased expense as previously reported	$3,142,899	$145,033	$—

Adjustment for effect of EITF 02-3 implementation	(2,950,609)	—	—
Other(2)	(3,565)	—	—

Gas purchased expense as adjusted	$188,725	$145,033	$—

(1)          The results of Cinergy also include amounts related to non-registrants and include the elimination of certain intercompany amounts.

(2)          Item represents amounts reclassified to Discontinued operations, net of tax.

(ii)      Derivatives

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the Statements of Cash Flows.  Implementation issues that had been previously cleared by the FASB staff were effective at the time that they were cleared and new guidance was effective in the third quarter of 2003.  In connection with our adoption, we reviewed certain power purchase or sale contracts to determine if they met the revised normal purchase and normal sale scope exception criteria in Statement 149.  If these criteria were not met, the contract was accounted for at fair value.  The impact of adopting Statement 149 was not material to our results of operations or financial position.

In June 2003, the FASB issued final guidance on the use of broad market indices (e.g., consumer price index) in power purchase and sales contracts.  This guidance clarifies that the normal purchases and sales scope exception is precluded if a contract contains a broad market index that is not clearly and closely related to the asset being sold or purchased (or a direct factor in the production of the asset sold or purchased).  The guidance provides criteria that must be met for the index to be considered clearly and closely related.  This guidance, which is effective in the fourth quarter of 2003, is not expected to have a material impact on our results of operations or financial position upon adoption.

(iii)  Consolidation of Variable Interest Entities (VIE)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) an entity that has equity investors that do not have voting rights or do not absorb losses or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003 for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003 for either some or all potential VIEs.  During this deferral period, the FASB plans to clarify and amend several provisions, much of which is intended to assist in the application of Interpretation 46 to operating entities.  Clarifications were not needed for most traditional SPEs and we therefore elected to implement Interpretation 46 for such entities, as discussed below, in accordance with the original implementation date of July 1, 2003.  Prior period financial statements were not restated for these changes.

Interpretation 46 requires us to consolidate two SPEs that have individual power sale agreements to Central Maine Power Company (CMP) for approximately 45 megawatts (MW) of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, these SPEs have individual power purchase agreements with Cinergy Capital & Trading, Inc. (Capital & Trading) to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.  Upon the initial consolidation of these two SPEs, approximately $239 million of notes receivable, $225 million of non-recourse debt, and miscellaneous other assets and liabilities were included on Cinergy’s Balance Sheets.  The debt was incurred by the SPEs to finance the buyout of existing power contracts that CMP held with former suppliers.  The cash flows from the notes receivable are designed to repay the debt.  Notes 3 and 4 provide additional information regarding the debt and the notes receivable, respectively.

In accordance with Interpretation 46, we are no longer permitted to consolidate a trust that was established by Cinergy Corp. in 2001 to issue approximately $316 million of combined preferred trust securities and stock purchase contracts.  These securities are more fully described in the 2002 10-K.  In 2001, the trust loaned the proceeds from the issuance of the securities to Cinergy Corp. in exchange for a note payable to the trust that was eliminated in consolidation.  As a result of no longer consolidating the trust beginning July 1, 2003, the preferred trust securities (previously recorded as Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company) are no longer included in Cinergy’s Balance Sheets.  In addition, the note payable owed to the trust, which has a current carrying value of approximately $319 million, was included in Long-term debt.  The impact of not consolidating the trust was immaterial to Cinergy’s results of operations.

Cinergy has concluded that its accounts receivable sale facility, as discussed in the 2002 10-K, will remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Interpretation 46 and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Cinergy is continuing to evaluate the impact of Interpretation 46 on several operating joint ventures, primarily involved in cogeneration and energy efficiency operations, that we currently do not consolidate.  If all these entities were consolidated, their total assets of approximately $675 million (the majority of which is non-current) and total liabilities of approximately $225 million (which includes long-term debt of approximately $100 million) would be recognized on our Balance Sheets.  Cinergy’s current investment in these entities is approximately $250 million.  We also guarantee certain performance obligations of these entities with an estimated maximum potential exposure of approximately $55 million, as disclosed in Note 7(a).  As discussed above, we expect additional interpretative guidance to be issued by the FASB during the fourth quarter of 2003 and Cinergy will adopt those provisions effective December 31, 2003.

(iv)    Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (Statement 150).  Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement.  Statement 150 would have required Cinergy Corp.’s preferred trust securities to be reported as a liability; however, as described more fully above, the trust holding these securities is no longer permitted to be consolidated and the preferred trust securities are no longer reported on

Cinergy’s Balance Sheets.  However, Cinergy’s note payable to the trust is recorded on the Balance Sheets as Long-term debt.  As a result, the impact of adopting Statement 150 was not material to our results of operations or financial position.

As discussed in the 2002 10-K, Cinergy issued forward stock sale contracts that require purchase by the holder of a certain number of Cinergy shares in February 2005 (stock contracts).  The number of shares to be issued is contingent on the market price of Cinergy Corp. stock, but subject to a predetermined ceiling and floor price.  In October 2003, the FASB Staff released an interpretation of Statement 150 that requires an evaluation of these stock contracts to determine whether they constitute a liability, with any changes in accounting required in January 2004.  We believe that this interpretation will have no impact on our current accounting.

(v)        Intangible Assets

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

Cinergy Corp.’s condensed financial results below revise previously reported results as filed in the Form 10-Q for the year to date period ended September 30, 2002, to reflect the impairment charge as of January 1, 2002.

	Year to Date September 30, 2002
	Net Income	EPS	EPS- Assuming Dilution
	(in millions, except for EPS)

Reported results	$271	$1.63	$1.61
Cumulative effect of a change in accounting principle, net of tax	(11)	(0.06)	(0.06)
Revised results	$260	$1.57	$1.55

(vi)    Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets, at the time the obligations are incurred.  Our accounting policy for such legal obligations is described in (f) above.

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

Pro-forma results as if Statement 143 was applied retroactively for the years ended December 31, 2002, 2001, and 2000 and the quarter ended and year to date September 30, 2002 are not materially different from reported results.

(vii)  Cumulative Effect of Changes in Accounting Principles, Net of Tax

The following table summarizes the various cumulative effect adjustments (net of tax) discussed above for the rescission of EITF 98-10 and the adoption of Statement 142 and Statement 143:

	Year to Date September 30
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

2.              Common Stock Equity

(a)                                  Changes In Common Stock Outstanding

As discussed in the 2002 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During 2003, Cinergy has issued approximately 3.5 million shares under these plans.

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

(b)                                  Stock-Based Compensation Plan

The Compensation Committee of the Board of Directors (Compensation Committee) grants certain performance share awards under the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan (LTIP).  Historically, the performance shares have been paid 100 percent in the form of common stock.  In order to maintain market-competitiveness with respect to the form of LTIP awards and to ensure continued compliance with internal guidelines on common share dilution, the Compensation Committee approved the future payment of performance share awards 50 percent in common stock and 50 percent in cash.  As a result, we have reclassified the expected cash payout portion of the performance shares from Paid-in capital to other current liabilities and other non-current liabilities.

(c)                                  Contributed Capital

Cinergy Corp. contributed $200 million in capital to PSI in two separate $100 million capital contributions in the second and third quarters of 2003, respectively.  These capital contributions were made to support PSI’s current credit ratings.

3.              Long-term Debt

In October 2002, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) for the purpose of securing authorization and approval to issue two subordinated promissory notes to Cinergy Corp. for the acquisition of the Butler County, Ohio and Henry County, Indiana peaking plants.  In January 2003, the IURC granted this request, and in February 2003, PSI issued the notes.  One subordinated note was for the principal amount of $200 million with an annual interest rate of 6.30% scheduled to mature on April 15, 2004.  The second subordinated note was for $176 million with an annual interest rate of 6.40% scheduled to mature on September 1, 2004.

In March 2003, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $35 million of its Environmental Refunding Revenue Bonds Series 2003,

due April 1, 2022.  Interest was initially set at 1.05% and resets every 35 days by auction.  The bonds are not putable by the holders; therefore, PSI’s debt obligation is classified as Long-term debt.  Later in March 2003, the proceeds from this borrowing plus the interest income earned were used to cause the refunding of the $35 million principal amount outstanding of the City of Princeton, Indiana Pollution Control Revenue Refunding Bonds, 1997 Series.

In April 2003, PSI redeemed $26.8 million of the following Series A, Medium-term Notes:

Principal Amount	Interest Rate	Maturity Date
(in millions)

$2.0	8.37%	11/08/2006
5.0	8.81	05/16/2022
3.0	8.80	05/18/2022
16.8	8.67	06/01/2022

In June 2003, CG&E issued $200 million principal amount of its 5 3/8% 2003 Series B Debentures due June 15, 2033 (effective interest rate of 5.66%).  Proceeds from this issuance were used for general corporate purposes, including the funding of capital expenditures related to construction projects and environmental compliance initiatives, and the repayment of outstanding indebtedness.

Also, in June 2003, CG&E modified existing debt resulting in a $200 million principal amount 5.40% 2003 Series A Debenture with a 30 year maturity.  The effective interest rate is 6.90%.  In June 2003, CG&E redeemed its $100 million 8.28% Junior Subordinated Debentures due July 1, 2025.

Cinergy adopted Interpretation 46 on July 1, 2003, as discussed in Note 1(g)(iii).  The adoption of this new accounting principle had the following effects on long-term debt:

•                  Cinergy no longer consolidates the trust that held Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company.  This resulted in the removal of these securities from our Balance Sheets and the addition to long-term debt of a $319 million note payable that Cinergy owes to the trust.

•                  Cinergy consolidated two SPEs effective July 1, 2003.  As a result, Cinergy has approximately $221 million of additional non-recourse debt as of September 30, 2003, comprised of two separate notes.

The first note, with a September 30, 2003 balance of $114 million bears an interest rate of 7.81% and matures in June 2009.  The second note, with a September 30, 2003 balance of $107 million, bears an interest rate of 9.23% and matures in November 2016.

The following table reflects the long-term maturities for this non-recourse debt.

Selected Long-term Debt Maturities

Cinergy
(in millions)

Next 12 months	$17

13-24 months	19

25-36 months	22

37-48 months	24

49-60 months	27

Thereafter	112

$221

In September 2003, PSI redeemed $56 million of its 5.93% Series B, Medium-term Notes at maturity.

In September 2003, PSI issued $400 million principal amount of its 5.00% Debentures due September 15, 2013 (effective interest rate of 5.20%).  Proceeds from this issuance were used for the early redemption at par of two intercompany promissory notes, as discussed above, totaling $376 million.  The remaining proceeds were used to reduce short-term indebtedness associated with general corporate purposes including funding capital expenditures related to construction projects and environmental compliance initiatives.

In October 2003, CG&E redeemed its $265.5 million First Mortgage Bonds, 7.20% due October 1, 2023.

4.              Notes Receivable

As discussed in Note 1(g)(iii), Cinergy consolidated two previously unconsolidated SPEs effective July 1, 2003.  As a result, Cinergy has approximately $235 million of additional notes receivable as of September 30, 2003, comprised of two separate notes.

The first note, with a September 30, 2003 balance of $122 million bears an effective interest rate of 7.81% and matures in August 2009.  The second note, with a September 30, 2003 balance of $113 million, bears an effective interest rate of 9.23% and matures in December 2016.

The following table reflects the maturities of these notes.

Notes Receivable Maturities

Cinergy
(in millions)

Next 12 months	$17

13-24 months	19

25-36 months	22

37-48 months	24

49-60 months	28

Thereafter	125

$235

5.              Notes Payable and Other Short-term Obligations

At September 30, 2003, Cinergy Corp. had $776 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities included the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2004
Direct borrowing		$	$—	$
Commercial paper support			209

Total 364-day facility		600	209	391

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of Credit support			15

Total three-year facility		400	15	385

Total credit facilities		$1,000	$224	$776

In April 2003, Cinergy Corp. successfully placed a $600 million, 364-day senior unsecured revolving credit facility.  This facility replaced the $600 million, 364-day facility that expired April 30, 2003.

In August 2003, CG&E caused the remarketing by the Ohio Air Quality Development Authority of $84 million of its State of Ohio Air Quality Development Revenue Refunding Bonds, due

September 1, 2030.  The issuance consists of a $42 million 1995 Series A and a $42 million 1995 Series B.  The remarketing effected the conversion from a daily interest rate reset mode supported by a letter of credit to an unsecured weekly interest rate mode.  The interest rate for both series was initially set at 1.30% and will reset every seven days going forward.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and CG&E.

Also in August 2003, CG&E caused the remarketing by the Ohio Air Quality Development Authority of $12.1 million of its State of Ohio Air Quality Development Revenue Bonds 2001 Series A due August 1, 2033.  The remarketing effected the conversion from an unsecured one-year interest rate reset mode to a daily interest rate reset mode supported by a letter of credit.  The interest rate was initially set at 0.95% and will be reset daily going forward.  Because the holders of these notes have the right to have their notes redeemed on a daily basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and CG&E.

The following table summarizes our Notes payable and other short-term obligations, and Notes payable to affiliated companies.

	September 30, 2003		December 31, 2002
	Established Lines	Outstanding	Established Lines	Outstanding
	(in millions)
Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$25
Uncommitted lines (1)	65	—	65	—
Commercial paper (2)		209		473

Operating companies
Uncommitted lines (1)	75	—	75	—
Pollution control notes		112		147

Non-regulated subsidiaries
Revolving lines	17	9	7	1
Short-term debt		7		22

Cinergy Total		$337		$668

CG&E and subsidiaries
Uncommitted lines (1)	$15	$—	$15	$—
Pollution control notes		112		112
Money pool		9		9

CG&E Total		$121		$121

PSI
Uncommitted lines (1)	$60	$—	$60	$—
Pollution control notes		—		35
Money pool		165		138

PSI Total		$165		$173

ULH&P
Money pool		$24		$14

ULH&P Total		$24		$14

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

As discussed in Note 1(g)(iii), long-term debt increased in the third quarter of 2003 resulting from the adoption of Interpretation 46.  The debt which was recorded as a result of this new accounting pronouncement did not cause Cinergy to be in breach of any covenants.

6.                                      Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are measured and monitored daily by our Corporate Credit Risk function, which is independent of all trading operations.  As of September 30, 2003, approximately 99 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed or secured by an Investment Grade entity.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

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

Cinergy has guaranteed the payment of $32 million as of September 30, 2003, for unconsolidated subsidiaries’ debt and for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by the unconsolidated subsidiaries or by certain directors, officers, and key employees.  Most of the guarantees do not have a set termination date; however, the borrowings associated with the majority of the guarantees are due in the first quarter of 2005.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operation and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential amount to be $133 million under these guarantees as of September 30, 2003.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreements, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential amount is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs.  Cinergy has estimated the maximum potential amount, where estimable, to be $124 million under these indemnification provisions.  The termination period for the majority of matters provided by indemnification provisions in purchase and sale agreements generally ranges from 2003 to 2009.

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

In August 2000, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) extended the deadline for NOX reductions to May 31, 2004.  The states of West Virginia and Illinois, along with various industry groups (some of which we are a member), have challenged portions of the final rule that was published on May 1, 2002, in an action filed in the Court of Appeals.  A decision is expected some time after December 2003.  It is unclear whether the Court of Appeals’ decision in this matter will result in an increase or decrease in the size of the NOX reduction requirement, or a deferral of the May 31, 2004 compliance deadline.

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively.  The EPA has approved Indiana’s and Kentucky’s SIP rules, which have both become effective, and has conditionally approved Ohio’s SIP rules.  Ohio EPA is still promulgating the changes to its rules to satisfy the EPA’s conditions for approval.  Cinergy’s current plans for compliance with the EPA’s NOX SIP Call would also satisfy compliance with Indiana’s, Kentucky’s, and Ohio’s SIP rules.

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

The current estimate for additional expenditures for this plan is approximately $167 million and is in addition to the $682 million already incurred to comply with this program.

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

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions.  This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and required us to reduce our NOX emissions to a certain level by May 2003.  The EPA subsequently extended the Section 126 rule compliance deadline to May 31, 2004, thus harmonizing the deadline with that for the NOX SIP Call.

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

See (e) below for a discussion of the tentative EPA Agreement, which could affect our strategy for compliance with the final NOX SIP Call.

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

Consistent with a Revised Case Management Plan, the Indiana District Court set the case for trial by jury commencing on June 6, 2005.

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the parties in the litigation for a negotiated resolution of the CAA claims in the litigation.  See (e) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.  At this time, we believe it is unlikely that a final agreement will be reached on the terms currently proposed by the plaintiffs.  If the settlement is not completed, we intend to defend against the allegations vigorously in court.  At this time, it is not possible to determine the likelihood that the plaintiffs would prevail upon their claims, whether resolution of these matters will be on terms similar to the terms of the tentative agreement, or whether resolution of these matters would have a material effect on our financial position or results of operations.

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

In addition, Cinergy and CG&E have been informed by DP&L, that on June 30, 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of NSR, PSD, and SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOVs indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

At this time, it is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

In return for resolution of claims regarding past maintenance activities, as well as future operational certainty, we tentatively committed in the agreement in principle to:

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

In reaching the tentative agreement, we did not admit to any wrongdoing.

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

Although we have continued to negotiate with the plaintiffs to achieve a final agreement, the plaintiffs have insisted on commitments from us which go beyond those contained in the agreement in principle.  At this time we believe it is unlikely that a final agreement will be reached on the terms currently proposed by the plaintiffs.

If the settlement is not completed, we intend to defend against the allegations, discussed in (c) and (d) above, vigorously in court.  At this time, it is not possible to determine the likelihood that the plaintiffs would prevail upon their claims, whether resolution of these matters will be on terms similar to the terms of the tentative agreement, or whether resolution of these matters would have a material effect on our financial position or results of operations.

(f)                                    Manufactured Gas Plant (MGP) Sites

Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil.  The gas produced from this process was sold for residential, commercial, and industrial uses.

Coal tar residues, related hydrocarbons, and various metals have been found at former MGP sites in Indiana, including at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).

In a combination of lawsuits and notices of violation, the 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and remediating, if necessary, nine of these sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM.  In April 1998, PSI filed suit in Hendricks County in the State of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI has appealed certain adverse rulings to the Indiana Court of Appeals.  Oral argument on the appeal occurred on November 5, 2003.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

CG&E has performed site assessments on its sites where we believe MGP activities have occurred at some point in the past and found no imminent risk to the environment.

PSI and CG&E, including its utility subsidiaries, have accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  As we continue to investigate and remediate the sites and additional facts become known, additional costs may be incurred beyond those currently accrued.  Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

(g)                                 Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 70 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and for PSI on punitive damages.  PSI is appealing the judgment in this case.  In addition, we have settled a number of other lawsuits for substantially less than $500,000.

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

In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by Energy Cooperative and Resources.  This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources.  This lawsuit is pending in the Licking County Common Pleas Court.  Trial is anticipated to occur in November 2004.  In October 2001, Cinergy, CG&E, and Investments initiated litigation against the Energy Cooperative requesting indemnification by the Energy Cooperative for the claims asserted by former customers in the class action litigation.  We intend to vigorously defend these lawsuits.  At the present time, we cannot predict the outcome of these suits.

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

(j)                                    PSI Retail Electric Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI has filed initial and rebuttal testimony in this case and the final set of hearings will take place in November 2003.  Based on updated testimony filed in October 2003, PSI proposes an increase in annual revenues of approximately $180 million, or an average increase of approximately 14 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is expected in the first quarter of 2004.

(k)                                PSI Construction Work in Progress (CWIP) Ratemaking Treatment for NOX Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  A final order was issued on September 24, 2003.  The order granted substantially all of PSI’s requested relief, leaving only the issue of whether certain equipment qualified for CWIP ratemaking treatment to be decided in the first quarter of 2004.  Amounts approved for recovery are presented below:

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

(l)                                    Environmental Compliance Cost Recovery

In 2002, the Indiana General Assembly passed legislation that, among other things, encourages the deployment of advanced technologies that reduce regulated air emissions, while allowing the continued use of high sulfur Midwestern coal in existing electric generating plants.  The legislation authorizes the IURC to provide financial incentives to utilities that deploy such advanced technologies.  PSI is currently seeking IURC approval, under this new law, of a cost tracking mechanism for PSI’s NOX equipment-related depreciation and operation and maintenance costs, authority to use accelerated (18-year) depreciation for its NOX compliance equipment, and approval of a NOX emission allowance purchase and sales tracker.  In October, PSI reached a settlement with the other parties to this case that, if approved by the IURC, will provide for the relief described above for most of PSI’s environmental compliance equipment.  PSI expects an IURC order addressing approval of the settlement agreement by the end of 2003.  The issue of whether the remainder of PSI’s environmental compliance projects qualify for financial incentives is expected to be decided in the second quarter of 2004.

(m)                              PSI Purchased Power Tracker (Tracker)

The Tracker was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s general retail electric rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held in January 2003, and in June 2003 the IURC approved the extension for up to an additional two years with the ultimate determination concerning PSI’s continued use of the Tracker process to be made in PSI’s pending retail electric rate case.

In June 2002, PSI also filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs.  In May 2003, the IURC approved PSI’s recovery of $18 million related to its summer 2002 purchased power costs, and also authorized $2 million of deferred costs sought for recovery in PSI’s general retail electric rate case.

In June 2003, PSI filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2003 purchased power costs.  Testimony was filed in support of PSI’s request in August 2003.  An evidentiary hearing is scheduled for March 2004.

(n)                                 CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the Public Utilities Commission of Ohio (PUCO) seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism.  In April 2003, CG&E entered into a settlement agreement with the parties, providing for an increase of $6.5 million, which the PUCO subsequently approved.  This increase was effective in May 2003.  CG&E expects to file another application to increase its rates by approximately $6.4 million under the tracking mechanism in the fourth quarter of 2003.  CG&E expects the PUCO will rule on this application by May 2004.

(o)                                  ULH&P Gas Rate Case

As discussed in the 2002 10-K, in the second quarter of 2001, ULH&P filed a retail gas rate case with the Kentucky Public Service Commission (KPSC) seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  ULH&P made its second annual filing for an increase under the tracking mechanism in March 2003.  The application sought an increase of $2 million.  A hearing was held in July 2003, and the KPSC approved the application in August 2003.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the KPSC’s orders approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

(p)                                  Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement calls for CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 198,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area.  The remaining SHA risers are included in ULH&P’s service area.  Further investigation as to whether any additional SHA risers will need maintenance or replacement is ongoing.  If CG&E and ULH&P determine that replacement of all SHA risers is appropriate, the replacement cost could be up to approximately $50 million.  CG&E and ULH&P would pursue recovery of this cost through rates.  At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

(q)                                  Contract Disputes

Cinergy, through a subsidiary of Investments, is currently involved in negotiations to resolve a customer billing dispute.  The primary issue of contention between the parties relates to the determinants used in calculating the monthly charge billed for electricity.  Receivables from the customer are recorded at what Cinergy believes to be their net realizable value.  Although we cannot predict the outcome of this matter, we believe the ultimate impact on Cinergy’s financial position and results of operations will not be material.

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

(r)                                  Enron Corp. (Enron) Bankruptcy

In December 2001, Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.  We decreased our trading activities with Enron in the months prior to its bankruptcy filing and have filed a motion with the bankruptcy court overseeing the Enron bankruptcy seeking appropriate netting of the various payables and receivables between and among Enron and Cinergy entities.  We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the U.S. Bankruptcy Code, as approved by the court.  We have recently been involved in a court-sponsored mediation of our claims in the bankruptcy case and are attempting to resolve our disputes through that process.  Based on judicial decisions regarding the permissibility of certain broad netting arrangements and the results of our mediation, we have entered into a tentative settlement agreement with Enron, which must go through creditors’ committee and bankruptcy court approval before becoming final.  As a result of this tentative agreement, we believe the resolution of our contract differences will result in a net payable to Enron of approximately $14 million.  During the third quarter of 2003, an additional $12 million was charged to expense to reflect our current assessment of this matter.  We believe this would resolve all of our claims with the Enron entities, except for one claim being handled outside the United States proceeding involving the recovery of an insignificant amount.

(s)                                  Synthetic Fuel Production

In July 2002, Capital & Trading acquired a coal-based synthetic fuel production facility.  As of September 30, 2003, Capital & Trading’s net book value in this facility was approximately $60 million.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the Internal Revenue Service (IRS) in connection with the acquisition of the facility.  To date, Cinergy has produced and sold approximately 3.6 million tons of synthetic fuel at this facility, resulting in approximately $100 million in tax credits, including approximately $60 million in 2003.

In the second quarter of 2003, the IRS announced, as a result of an audit of another taxpayer, that it had reason to question and was reviewing the scientific validity of test procedures and results that were presented as evidence the fuel underwent a significant chemical change.  The IRS recently announced that it has finished its review and has determined that test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner.  The IRS also announced that it plans to impose new testing and record-keeping requirements on synthetic fuel producers and plans to issue guidance extending these requirements to taxpayers already holding private letter rulings on the issue of significant chemical change.

Cinergy believes that its testing procedures comply with the standards recently announced by the IRS.  We do not anticipate that any new testing or record-keeping requirements imposed by the IRS will have a material effect on our financial position or results of operations.

(t)                                    Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous other energy companies.  The CFTC request sought certain information regarding our trading activities, including price reporting to energy industry publications.  The CFTC sought particular information concerning these matters for the period May 2000 through January 2001 as to one of Cinergy’s employees.  Based on an initial review of these matters, we placed that employee on administrative leave and have subsequently terminated his employment.  Cinergy is continuing an investigation of these matters and has been cooperating fully with the CFTC.

In September 2003, Cinergy, along with 38 other companies, was named as a defendant in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000 and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Responsive pleadings in the case are due on November 17, 2003.  We believe this action against us is without merit.  At this time, it is not possible to predict the outcome of this matter.

In the second quarter of 2003, Cinergy received initial and follow-up third-party subpoenas from the SEC requesting information related to particular trading activity with one of its counterparties who was the target of an investigation by the SEC.  Cinergy has and intends to fully cooperate with the SEC in connection with this matter.

At this time it is not possible to predict the outcome of these investigations and lawsuit or the impact on Cinergy’s financial position or results of operations; although, in the opinion of management, they are not likely to have a material adverse effect on our financial position or results of operations.

(u)                                 CG&E Transmission and Distribution Rate Filings

In October 2003, CG&E filed an application with the PUCO seeking deferral of approximately $173 million, of which approximately $37 million has been incurred as of September 30, 2003, in depreciation, property taxes and carrying costs related to net additions to transmission and distribution utility plant in service from January 2001 through December 2005.  Rates are frozen in Ohio under the state’s electric restructuring law from 2001 through the end of the market development period.  CG&E intends to file a rate case to collect those costs after the market development period ends.  CG&E has not deferred any of these costs as of September 30, 2003.

CG&E is also proposing a mechanism to recover costs related to net additions to transmission and distribution utility plant in service after the end of the market development period.  The mechanism would work in a similar manner to the monthly customer charge the PUCO approved for CG&E’s accelerated natural gas main replacement program, discussed above in (n), which is adjusted annually based on expenditures in the previous year.

8.              Discontinued Operations

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

The table below reflects the results of operations and the income (loss) on disposal related to investments accounted for as discontinued operations for the quarter ended and year to date September 30, 2003 and 2002:

	Quarter Ended September 30		Year to Date September 30
	2003	2002	2003	2002
	(in thousands)

Revenues (1)	$—	$20,827	$22,257	$74,945

Income (Loss) Before Taxes	$—	$(4,954)	$(593)	$(2,903)

Income (Loss) from Discontinued Operations
Income (Loss) from operations	$—	$(1,790)	$(3)	$(561)
Gain on disposal, net of tax	—	—	8,878	—

Total Income (Loss) from Discontinued Operations	$—	$(1,790)	$8,875	$(561)

(1)          Presented for informational purposes only.  All results of operations are reported net in our Statements of Income.

The table below reflects the assets and liabilities related to the investments accounted for as discontinued operations as of September 30, 2003 and December 31, 2002:

	September 30 2003	December 31 2002
	(in thousands)

Assets
Current assets	$7,187	$48,719
Property, plant, and equipment-net	—	78,309
Other assets	—	20,237

Total Assets	$7,187	$147,265

Liabilities
Current liabilities	$8,877	$6,632
Long-term debt (including Long-term debt due within one year)	—	84,654
Other	—	17,547

Total Liabilities	$8,877	$108,833

9.                                      Financial Information by Business Segment

As discussed in the 2002 10-K, we conduct operations through our subsidiaries, and manage through the following three business units:

•                  Commercial Business Unit (Commercial), formerly named the Energy Merchant Business Unit;

•                  Regulated Businesses Business Unit (Regulated Businesses); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology).

The following section describes the activities of our business units as of September 30, 2003.

Commercial manages wholesale generation and energy marketing and trading of energy commodities.  Additionally, Commercial operates and maintains our electric generating plants including some of our jointly-owned plants.  Commercial is also responsible for all of our international operations and performs the following activities:

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

Financial results by business unit for the quarters ended September 30, 2003, and September 30, 2002, are as indicated below.

Business Units

Cinergy Business Units
Commercial	Regulated Businesses	Power Technology	Total	Reconciling Eliminations (1)	Consolidated
(in thousands)

Quarter Ended September 30, 2003

Operating revenues -
External customers	$439,059	$652,946	$(28)	$1,091,977	$—	$1,091,977
Intersegment revenues	44,526	—	—	44,526	(44,526)	—

Cost of sales -
Fuel and purchased and exchanged power
External customers	188,356	141,641	—	329,997	329,997
Intersegment costs	—	44,526	—	44,526	(44,526)	—
Gas purchased	47,360	32,222	—	79,582	79,582

Segment profit (loss)(2)	52,204	62,814	(3)	(3,037)	111,981	—	111,981

Quarter Ended September 30, 2002

Operating revenues -
External customers	$449,571	$669,605	$62	$1,119,238	$—	$1,119,238
Intersegment revenues	51,590	—	—	51,590	(51,590)	—

Cost of sales -
Fuel and purchased and exchanged power
External customers	174,224	128,142	—	302,366	302,366
Intersegment costs	—	51,590	—	51,590	(51,590)	—
Gas purchased	36,689	12,594	—	49,283	49,283

Discontinued operations, net of tax	(1,790)	—	—	(1,790)	—	(1,790)

Segment profit (loss)(2)	57,534	74,939	(1,905)	130,568	—	130,568

(1)          The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and the intersegment costs of Regulated Businesses.

(2)          Management utilizes segment profit (loss) to evaluate segment performance.

(3)          The decrease in 2003 is primarily due to lower megawatt hour (MWh) sales resulting from milder weather and the effects of a continuing sluggish economy.

Financial results by business unit for year to date September 30, 2003 and September 30, 2002, are as indicated below.

Business Units

	Cinergy Business Units
	Commercial		Regulated Businesses		Power Technology	Total	Reconciling Eliminations (1)	Consolidated
	(in thousands)
Year to Date September 30, 2003

Operating revenues -
External customers	$1,222,898	(3)	$2,070,984	(4)	$(25)	$3,293,857	$—	$3,293,857
Intersegment revenues	120,805		—		—	120,805	(120,805)	—

Cost of sales -
Fuel and purchased and exchanged power
External customers	450,219		390,113		—	840,332	—	840,332
Intersegment costs	—		120,805		—	120,805	(120,805)	—
Gas purchased	116,823		252,073		—	368,896	—	368,896

Discontinued operations, net of tax	8,875		—		—	8,875	—	8,875
Cumulative effect of changes in accounting principles, net of tax	26,462		—		—	26,462	—	26,462

Segment profit (loss)(2)	213,641	(5)	162,988	(6)	(13,910)	362,719	—	362,719

Year to Date September 30, 2002

Operating revenues -
External customers	$1,052,068		$1,942,789		$62	$2,994,919	$—	$2,994,919
Intersegment revenues	127,788		—		—	127,788	(127,788)	—
Cost of sales -
Fuel and purchased and exchanged power
External customers	417,084		344,774		—	761,858	—	761,858
Intersegment costs	—		127,788		—	127,788	(127,788)	—
Gas purchased	43,692		145,033		—	188,725	—	188,725
Discontinued operations, net of tax	(561)		—		—	(561)	—	(561)
Cumulative effect of changes in accounting principles, net of tax	(10,899)		—		—	(10,899)	—	(10,899)
Segment profit (loss)(2)	97,677		176,877		(14,174)	260,380	—	260,380

(1)          The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and the intersegment costs of Regulated Businesses.

(2)          Management utilizes segment profit (loss) to evaluate segment performance.

(3)          The increase in 2003 is primarily due to the increase in average price realized on wholesale commodity transactions and the sale of synthetic fuel which began in July 2002.

(4)          The increase in 2003 is primarily due to the increase in the average price received per thousand cubic feet (mcf) of gas delivered reflecting a substantial increase in the wholesale gas commodity costs, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism.  Also contributing to this increase was higher mcf volumes sold due to colder weather.

(5)          The increase in 2003 is primarily due to a change in accounting principle, the gain on disposal of discontinued operations and synthetic fuel credits discussed in Note 1(g)(iii), Note 8 and Note 7(s), respectively.  This increase also reflects charges associated with employee severance programs and the write-offs of certain equipment and technology investments that were taken in the second quarter of 2002.

(6)          The decrease in 2003 is primarily due to lower MWh sales resulting from milder than normal weather during the summer and the effects of a continuing sluggish economy.

Total segment assets at September 30, 2003, and December 31, 2002, were as follows:

Business Units

	Cinergy Business Units
	Commercial		Regulated Businesses		Power Technology	Total	All Other(1)	Consolidated
	(in thousands)
Segment assets from continuing operations	$5,339,831	(2)	$7,866,961	(2)	$168,117	$13,374,909	$101,063	$13,475,972
Segment assets from discontinued operations	7,187		—		—	7,187	—	7,187
Total segment assets at September 30, 2003	$5,347,018		$7,866,961		$168,117	$13,382,096	$101,063	$13,483,159

Segment assets from continuing operations	$5,627,485		$7,283,812		$155,252	$13,066,549	$93,214	$13,159,763
Segment assets from discontinued operations	147,265		—		—	147,265	—	147,265
Total segment assets at December 31, 2002	$5,774,750		$7,283,812		$155,252	$13,213,814	$93,214	$13,307,028

(1)          The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

(2)          September 30, 2003 balances reflect the transfer of generating assets as discussed in Note 12.

10.       EPS

A reconciliation of EPS to EPS – assuming dilution is presented below for the quarters ended September 30, 2003 and 2002:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended September 30, 2003
EPS:
Net Income	$111,981	177,751	$0.63

Effect of dilutive securities:
Common stock options		629
Directors’ compensation plans		148
Contingently issuable common stock		891
Stock purchase contracts		118

EPS - assuming dilution:
Net income plus assumed conversions	$111,981	179,537	$0.62

Quarter Ended September 30, 2002
EPS:
Income before discontinued operations	$132,358		$0.79
Discontinued operations, net of tax	(1,790)		(0.01)
Net Income	$130,568	167,967	$0.78

Effect of dilutive securities:
Common stock options		843
Directors’ compensation plans		160
Contingently issuable common stock		1,118

EPS - assuming dilution:
Net income plus assumed conversions	$130,568	170,088	$0.77

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise price of these options plus unrecognized compensation expense are greater than the average market price of a common share during the period multiplied by the number of options outstanding at the end of the period because they are anti-dilutive.  Approximately 2.1 million and 3.3 million shares were excluded from the EPS - assuming dilution calculation for the quarters ended September 30, 2003 and 2002, respectively.

Also excluded from the EPS - assuming dilution calculation for the quarters ended September 30, 2003 and 2002, are up to 10.7 million and 10.8 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

A reconciliation of EPS to EPS - assuming dilution is presented below for the year to date September 30, 2003 and 2002:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Year to Date September 30, 2003
EPS:
Income before discontinued operations and cumulative effect of changes in accounting principles	$327,382		$1.86
Discontinued operations, net of tax	8,875		0.05
Cumulative effect of changes in accounting principles, net of tax	26,462		0.15
Net Income	$362,719	175,944	$2.06

Effect of dilutive securities:
Common stock options		738
Directors’ compensation plans		147
Contingently issuable common stock		811
Stock purchase contracts		39

EPS - assuming dilution:
Net income plus assumed conversions	$362,719	177,679	$2.04

Year to Date September 30, 2002
EPS:
Income before discontinued operations and cumulative effect of changes in accounting principles	$271,840		$1.63
Discontinued operations, net of tax	(561)		—
Cumulative effect of changes in accounting principles, net of tax	(10,899)		(0.06)
Net Income	$260,380	166,544	$1.57

Effect of dilutive securities:
Common stock options		981
Employee stock purchase and savings plan		5
Directors’ compensation plans		160
Contingently issuable common stock		1,138

EPS - assuming dilution:
Net income plus assumed conversions	$260,380	168,828	$1.55

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise price of these options plus unrecognized compensation expense are greater than the average market price of a common share during the period multiplied by the number of options outstanding at the end of the period because they are anti-dilutive.  For year to date September 30, 2003 and 2002, approximately 2.1 million and 2.7 million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for year to date September 30, 2003 and 2002, are up to 10.8 million shares issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

11.       Ohio Deregulation

As discussed in the 2002 10-K, CG&E is in a market development period, transitioning to electric deregulation in the state of Ohio.  The transition period is governed by Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated transition plan adopted and approved by the PUCO.  Under CG&E’s transition plan, retail customers continue to receive electric distribution services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than shopping credits for subsequent switchers in order to stimulate the development of the competitive retail electric service market, pursuant to CG&E’s stipulated agreement.

CG&E recovers its generation related regulatory assets and certain other transition costs deferred during the market development period through a Regulatory Transition Charge (RTC) paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized in earnings currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference between the shopping credits provided to customers and the wholesale revenues from switched generation.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of CG&E’s electric sales, prices in the wholesale power markets, and the amount of customers switching to other electric suppliers.

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively bid generation service option required by the Electric Restructuring Bill.  As of September 30, 2003, more than 20 percent of the load of CG&E’s commercial and industrial customer classes have switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for any customers at this time.  CG&E is unable to predict the outcome of this proceeding.

12.       Transfer of Generating Assets

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

On July 21, 2003, ULH&P filed an application with the KPSC requesting a certificate of public convenience and necessity to acquire CG&E’s ownership interests in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Generating Station located in Hamilton County, Ohio.  ULH&P also requested KPSC approval of a back-up power supply agreement under which CG&E would provide replacement power to ULH&P when the transferred generating facilities are out of service, and for approval of another agreement under which the transferred units would be jointly dispatched with CG&E’s remaining fleet of generating units.  An order from the KPSC is expected by the end of the year.  The transfer, which will be made at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through at least December 31, 2006.  This transfer is also contingent upon receipt of approval from the FERC and the SEC.  ULH&P is unable to predict the outcome of this matter.

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

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.  Examples can be found in Note 7 of the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.

We undertake no obligation to update the information contained herein.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

The following discussion should be read in conjunction with the accompanying condensed financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2002 and Form 8-K filed on June 10, 2003 (together, the 2002 10-K).  The results discussed below are not necessarily indicative of the results that may occur in any future periods.

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

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA).  Our other principal subsidiaries are:

•                  Cinergy Wholesale Energy, Inc. (Wholesale Energy);

•                  Cinergy Services, Inc. (Services); and

•                  Cinergy Investments, Inc. (Investments).

CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky.  CG&E’s other subsidiaries are insignificant to its results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Ambient Air Standards

In 1997, the Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter.  State ozone non-attainment area designations were due to the EPA on July 15, 2003, and the EPA is under a court-ordered deadline to make final designations by April 15, 2004.  The following counties in which we operate have been tentatively designated (by their respective states) as being in non-attainment with the new ozone standard:  Boone County, Kentucky; Hamilton County, Indiana; Floyd County, Indiana; Clermont County, Ohio; and Hamilton County, Ohio.  The EPA has stated that it will require state fine particulate non-attainment designations on February 15, 2004, and will make final designations by December 15, 2004.  Following identification of non-attainment areas, each individual state will identify the sources of emissions and develop emission reduction plans.  Under the Clean Air Act (CAA), individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem.  Cinergy cannot predict the timing or effect of either the ozone or fine particulate matter non-attainment designations at this time.

In the second quarter of 2003, the EPA announced that it would propose, within the next year or so, a regional or national regulation requiring significant reductions in sulfur dioxide and nitrogen oxide (NOX) emissions from power plants to implement the fine particulate matter NAAQS.  This regulation would be expected to impact all of Cinergy’s coal-fired power plants.  However, Cinergy cannot predict the exact amount and timing of these reductions at this time.  Nonetheless, Cinergy expects that compliance costs with these new standards will be significant.

Global Climate Change

On September 9, 2003, Cinergy announced an internal voluntary greenhouse gas (GHG) management goal to reduce its GHG emissions by 2010.  Cinergy expects to spend $21 million between 2004 and 2010 on projects to reduce or offset its emissions.  Cinergy’s goal is to support the President’s voluntary initiative, to address shareholder interest in the issue, and to build internal expertise in GHG management and GHG markets.

Our plan for managing the potential risk and uncertainty of regulations relating to climate change includes the following:

•                  implementing an internal voluntary goal to reduce Cinergy’s GHG emissions 5 percent below Cinergy’s 2000 baseline emission levels by 2010;

•                  measuring and inventorying company related sources of GHG emissions;

•                  identifying and pursuing cost-effective GHG emission reduction and offsetting activities;

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

As discussed in Cinergy’s 2002 10-K, additional environmental issues that could affect our liquidity include:

•                  Air Toxics Regulation;

•                  Regional Haze; and

•                  Global Climate Change

In addition, see Note 7 of the “Notes to Condensed Financial Statements” in “Part I.  Financial Information” contained herein, for additional information regarding other environmental items and other matters that could affect our liquidity.

Pensions

Cinergy maintains qualified defined benefit pension plans covering substantially all United States (U.S.) employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and fixed income securities.  Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased.  Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes.  As a result of these events, future funding obligations could increase substantially.  Cinergy’s minimum required contributions for the calendar year 2003 are $11 million, as compared to $4 million for the calendar year 2002.  We made an additional contribution of $63 million in the calendar year 2003.

Long-term debt due within one year

Long-term debt due within one year for Cinergy increased approximately $1 billion from December 31, 2002 to September 30, 2003.  The primary cause of the increase was the reclassification of Cinergy Corp.’s $200 million 6.125% Debentures due April 15, 2004 and $500 million 6.25% Debentures due September 1, 2004 from Long-term debt to Long-term debt due within one year.  An additional $265.5 million was reclassified from Long-term debt to Long-term debt due within one year for CG&E to reflect the early redemption on October 1, 2003 of its 7.20% first mortgage bonds due October 1, 2023.

As discussed in Note 3 of the “Notes to Condensed Financial Statements” in “Part I.  Financial Information”, proceeds from the June 2003 issuance of debt by CG&E were used for the repayment of outstanding indebtedness including the early redemption of the 7.20% first mortgage bonds mentioned above.  In September 2003, PSI issued $400 million principal amount of its 5.00% Debentures largely using the proceeds from this issuance for the early redemption of two intercompany promissory notes to Cinergy Corp. totaling $376 million.  Cinergy Corp. plans to use the proceeds to partially fund the maturity of the 6.125% and 6.25% debentures discussed above.  In the interim, Cinergy Corp. has used the proceeds to repay short-term indebtedness.

Cinergy plans to meet its remaining future debt obligations from the issuance of debt and/or equity securities and internally-generated funds.

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

Cinergy has been granted SEC authority under PUHCA to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of September 30, 2003, we had invested or committed to invest approximately $775 million in EWGs and FUCOs, leaving available investment capacity under the order of approximately $2.7 billion.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Preferred Trust Securities, Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At September 30, 2003, we had invested and/or guaranteed approximately $735 million of the $1.4 billion available.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the U.S., Canada, and Mexico.  Energy-Related Assets include, natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but would exclude any assets, facilities or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of September 30, 2003, we did not have any investments in these Energy-Related Assets.

•                  Infrastructure Services Companies

Cinergy has been granted SEC authority under PUHCA to invest up to $500 million in companies that derive or will derive substantially all of their operating revenues from the sale of Infrastructure Services including:

•                  Design, construction, retrofit and maintenance of utility transmission and distribution systems;

•                  Installation and maintenance of natural gas pipelines, water and sewer pipelines, and underground and overhead telecommunications networks; and

•                  Installation and servicing of meter reading devices and related communications networks, including fiber optic cable.

At September 30, 2003, we had invested approximately $25 million in these Infrastructure Services companies.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of September 30, 2003, we had $538 million outstanding under the guarantees issued, of which approximately 86 percent represents guarantees of obligations reflected on Cinergy’s Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 7(a) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our September 30, 2003 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $64 million in collateral related to its gas and power trading operations, of which $34 million is related to CG&E.

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

	Short-term Regulatory Authority September 30, 2003
	(millions)
	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$209
CG&E and subsidiaries	671		9
PSI	600		165
ULH&P	65		24

(1)          Cinergy Corp., under the PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

For the purposes of quantifying regulatory authority, short-term debt includes revolving credit borrowings, uncommitted credit line borrowings, intercompany money pool obligations, and commercial paper.

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

	Short-term Borrowings September 30, 2003
	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$224	$776
Uncommitted lines(1)	65	—	65
Commercial paper(2)		209	591

Operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		112

Non-regulated subsidiaries
Revolving lines	17	9	8		8
Short-term debt		7

Cinergy Total		$337			$784

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		9
CG&E Total		$121

PSI
Uncommitted lines(1)	$60	$—	$60
Money pool		165
PSI Total		$165

ULH&P
Money pool		$24
ULH&P Total		$24

(1)       Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

(2)       The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines.

(3)       Standby liquidity is reserved against the revolving lines to support the commercial paper program and outstanding letters of credit (currently $209 million and $15 million, respectively).

At September 30, 2003, Cinergy Corp. had $776 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities included the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2004
Direct borrowing		$	$—	$
Commercial paper support			209

Total 364-day facility		600	209	391

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of Credit support			15

Total three-year facility		400	15	385

Total credit facilities		$1,000	$224	$776

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

As discussed in Note 1(g)(iii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information”, long-term debt increased in the third quarter of 2003 resulting from the adoption of Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46).

The debt which was recorded as a result of this new accounting pronouncement did not cause Cinergy to be in breach of any covenants.

Variable Rate Pollution Control Notes

CG&E has issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, monthly, or annual basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and CG&E.  At September 30, 2003, CG&E had $112 million outstanding in variable rate pollution control notes, classified as short-term debt.  PSI and ULH&P had no outstanding short-term pollution control notes.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.  See Note 5 of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for additional information regarding pollution control notes.

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

A summary of our long-term debt authorizations at September 30, 2003, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,601	$3,399

CG&E and subsidiaries(2)
State Public Utility Commissions	575	400	175

PSI
State Public Utility Commission	500	483	17

ULH&P
State Public Utility Commission	75	—	75

(1)          Cinergy Corp., under PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)          Includes amounts for ULH&P.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which approximately $574 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $500 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, of which $100 million remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $700 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, of which $300 million remains available for issuance.  ULH&P has effective shelf registration statements with the SEC relating to the issuance of up to $50 million in unsecured debt securities and up to $40 million in first mortgage bonds, of which $30 million in unsecured debt securities and $20 million in first mortgage bonds remain available for issuance.

Off-Balance Sheet Financing

As discussed in the 2002 10-K, Cinergy uses special-purpose entities (SPE) to finance various projects.  The FASB issued Interpretation 46 in January 2003.  This interpretation significantly changes the consolidation requirements for SPEs and certain other entities subject to its scope.  For further discussions see “Consolidation of Variable Interest Entities” under “Accounting Changes” in MD&A-Future.

As of September 30, 2003, Cinergy held investments in various unconsolidated subsidiaries which are accounted for under the equity method and had guaranteed approximately $8 million of the debt of these entities.  In October 2003, Cinergy Corp. acquired controlling interest in these entities, and as a result, the entities will be consolidated by Cinergy Corp.

Securities Ratings

As of September 30, 2003, the major credit ratings agencies rated our securities as follows:

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

Equity

As discussed in the 2002 10-K, the SEC has granted Cinergy Corp. authority to increase its total capitalization by $5 billion.  The proceeds from any new issuances will be used for general corporate purposes.

In January 2003, Cinergy Corp. filed a registration statement with the SEC with respect to the issuance of common stock, preferred stock, and other securities in an aggregate offering amount of $750 million.  In February 2003, Cinergy sold 5.7 million shares of common stock of Cinergy Corp. with net proceeds of approximately $175 million under this registration statement.

See Note 2(a) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for additional information regarding other common stock issuances.

Cinergy Corp. contributed $200 million in capital to PSI in two separate $100 million capital contributions in the second and third quarters of 2003, respectively.  These capital contributions were made to support PSI’s current credit ratings.

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

2003 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended September 30, 2003 and 2002 were as follows:

	Cinergy (1)		CG&E and subsidiaries		PSI
	2003	2002	2003	2002	2003	2002
	(in thousands)

Electric gross margin	$590,641	$663,069	$330,046	$356,158	$259,298	$302,089
Gas gross margin	44,951	54,790	34,176	28,858	—	—
Net income	111,981	130,568	78,863	71,769	37,592	67,643

(1)  The results of Cinergy also include amounts related to non-registrants.

Cinergy’s net income for the third quarter of 2003 was $112 million ($.62 per share on a diluted basis) as compared to $131 million ($.77 per share on a diluted basis) for the same period last year.  Income before taxes for the period was $148 million compared to $181 million for the same period a year ago.  Electric margins at PSI and CG&E declined due to milder weather during the quarter.  Gas margins decreased primarily due to the results of our gas trading operation, Cinergy Marketing & Trading, LP (Marketing & Trading), although this was partially offset by higher usage by CG&E’s retail customers due to cooler weather.  During the quarter, fewer trading opportunities were available as a result of market conditions.  Also contributing to the decrease in net income were costs associated with the likely resolution of claims with respect to the bankruptcy of Enron Corp. (Enron).  Partially offsetting these decreases in net income were reductions in transmission costs and property taxes.

Electric Operating Revenues

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$744	$805	(8)	$377	$429	(12)	$367	$377	(3)
Wholesale	141	109	29	65	27	N/M	61	79	(23)
Other	36	51	(29)	33	37	(11)	9	15	(40)
Total	$921	$965	(5)	$475	$493	(4)	$437	$471	(7)

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M Not meaningful to an understanding of the change.

Electric operating revenues decreased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2003, as compared to 2002.  Retail revenues decreased for Cinergy, CG&E, and PSI primarily due to lower megawatt hour (MWh) sales resulting from milder weather.  The number of cooling degree days for the third quarter was approximately 35 percent lower than the comparable period of 2002, contributing to a reduction in residential MWh sales of approximately 15 percent and 10 percent for CG&E and PSI, respectively.  Also contributing to the decrease were lower commercial and industrial MWh sales reflecting the effects of a continuing sluggish economy.  Partially offsetting this decrease for PSI were increased tariff adjustments associated with the fuel cost recovery mechanism and certain construction programs.

Wholesale revenues increased for Cinergy and CG&E for the quarter ended September 30, 2003, as compared to the same period last year.  Due to lower retail demand as a result of mild weather, more Cinergy generation capacity was available for wholesale transactions.  In addition CG&E’s increase and PSI’s decrease in wholesale revenues reflects the implementation of the new joint operating agreement as discussed in the 2002 10-K.  With this agreement, the majority of new wholesale contracts entered into are originated on behalf of CG&E.

Other electric operating revenues decreased for Cinergy, CG&E and PSI for the quarter ended September 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s decrease was primarily the result of decreased third party coal sales and lower transmission revenues.  PSI’s decrease was primarily the result of decreased transmission revenues.

Gas Operating Revenues

	Cinergy (1)			CG&E and subsidiaries
	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$66	$41	61	$66	$41	61
Wholesale	10	26	(62)	—	—	—
Storage and transportation	49	36	36	—	—	—
Other	—	1	N/M	—	—	—
Total	$125	$104	20	$66	$41	61

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M Not meaningful to an understanding of the change.

Gas operating revenues increased for Cinergy and CG&E for the quarter ended September 30, 2003, as compared to 2002.  Retail gas revenues increased due to both an increase in thousand cubic feet (mcf) delivered and an increase in price received per mcf.  CG&E’s volumes delivered increased primarily due to cooler weather in the third quarter of 2003, as compared to 2002.  The higher prices per mcf reflect an increase in tariff adjustments associated with the gas main replacement program, the Ohio excise taxes, and the gas cost recovery mechanism.

CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.  For further information see Note 7(n) in the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.

Cinergy began reporting revenues from energy trading derivative contracts on a net basis in 2003, in accordance with the required adoption of Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivatives Contracts Held for Trading Purposes and

Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  See Note 1(g)(iii) in the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for additional information.

Cinergy’s wholesale gas revenues (which represent net gains and losses on energy trading activity) decreased for the quarter ended September 30, 2003, as compared to 2002, primarily due to fewer trading opportunities in 2003 as a result of market conditions.

Cinergy’s gas storage and transportation revenues increased for the quarter ended September 30, 2003, as compared to 2002 due to an overall increase in the number of storage contracts that were entered into in the third quarter of 2003.

Other Revenues

Other revenues for Cinergy decreased for the quarter ended September 30, 2003, as compared to 2002, primarily due to a decrease in the production of synthetic fuel as a result of a reduction in electric production by the third party purchaser of our synthetic fuel.

Operating Expenses

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Fuel	$287	$270	6	$111	$114	(3)	$164	$140	17
Purchased and exchanged power	43	32	34	34	23	48	14	29	(52)
Gas purchased	30	13	N/M	32	13	N/M	—	—	—
Gas storage and transportation	50	36	39	—	—	—	—	—	—
Operation and maintenance	317	364	(13)	133	150	(11)	113	129	(12)
Depreciation	105	100	5	43	49	(12)	48	40	20
Taxes other than income taxes	56	65	(14)	45	50	(10)	10	13	(23)
Total	$888	$880	1	$398	$399	—	$349	$351	(1)

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M Not meaningful to an understanding of the change.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the quarter ended September 30, 2002, to the quarter ended September 30, 2003:

	Cinergy (1)	CG&E	PSI
	(in millions)

Fuel expense – September 30, 2002	$270	$114	$140

Increase (decrease) due to changes in:
Price of fuel	3	2	1
Deferred fuel cost(2)	21	—	21
Fuel consumption	2	—	2
Other(3)	(9)	(5)	—

Fuel expense – September 30, 2003	$287	$111	$164

(1)  The results of Cinergy also include amounts related to non-registrants.

(2)  Deferred fuel cost represents changes in fuel expense associated with PSI's fuel adjustment charge, which recovers retail fuel costs from customers on a dollar-for-dollar basis.  Amounts that have been deferred are adjusted through fuel expense as fuel adjustment charge revenue is collected from customers.

(3)  Includes costs of third party coal sales.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy for the quarter ended September 30, 2003, as compared to the same period last year.  The majority of Cinergy’s and CG&E’s increase is a result of an increase in the price paid per MWh and a lower amount of deferred purchased power cost.  Offsetting the increase was a decrease in purchased and exchanged power expense at PSI.  More generation is available to serve PSI native load customers due to the repowering of PSI’s Noblesville Station and the addition of peaking plants as discussed in Note 12 in the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the quarter ended September 30, 2003, as compared to 2002.  This increase was primarily due to an increase in the average cost per mcf of gas purchased.  In addition, CG&E’s gas customers usage increased approximately 17 percent in the quarter as compared to the same period last year.  CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Gas Storage and Transportation

Gas storage and transportation expense increased for Cinergy for the quarter ended September 30, 2003, as compared to 2002, primarily due to an increase in storage withdrawals which reflects increased storage contract activity.  Gas storage expense is recognized on our Statements of Income as natural gas is sold from inventory.

Operation and Maintenance

Operation and maintenance expense decreased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2003, as compared to 2002.  The decrease for Cinergy was a result of a decrease in the costs associated with the production of synthetic fuel in the third quarter of 2003 compared to 2002.  Partially offsetting the decrease for Cinergy were the costs associated with our anticipated resolution of claims with respect to the bankruptcy of Enron.  Cinergy’s, CG&E’s, and PSI’s decreases were also affected by a decrease in the amortization of certain regulatory assets due to lower electric revenues.  Also contributing to the decrease for Cinergy, CG&E, and PSI were decreased transmission costs.

Depreciation

Depreciation expense increased for Cinergy and PSI and decreased for CG&E for the quarter ended September 30, 2003, as compared to 2002.  Cinergy’s and PSI’s increase was primarily attributable to the addition of depreciable plant.  CG&E’s decrease is primarily attributable to an increase in the estimated useful lives of our generating assets, resulting from a new depreciation study completed during the third quarter of 2003.  Also contributing to CG&E’s decrease was the discontinuance of accruing costs of removal for our generating assets (which was previously included as part of Depreciation expense) as a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143).  See Note 1(g)(vi) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further details.  Prior periods were not restated for the adoption of Statement 143.

Taxes Other Than Income Taxes

Taxes other than income taxes expense decreased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2003, as compared to 2002.  This decrease was primarily due to lower property taxes.

Miscellaneous Income (Expense) - Net

Miscellaneous Income (Expense) - Net increased for Cinergy for the quarter ended September 30, 2003, as compared to 2002.  Cinergy’s increase primarily reflects the interest income on the notes receivable of two newly consolidated subsidiaries.  See Note 1(g)(iii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further details regarding the consolidation of these entities.  In addition, CG&E’s increase and PSI’s decrease was a result of a final reconciliation between the two entities of a previous demutualization of a medical insurance carrier used by both companies.

Interest Expense

Interest Expense increased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2003, as compared to 2002.  The impact of a decrease in short-term interest rates was more than offset by an increase in the amount of long-term debt outstanding for Cinergy, CG&E, and PSI.  Interest on long-term debt increased as a result of the additional debt recorded with the consolidation of two new entities and the recognition of a note payable to a trust in accordance with the adoption of Interpretation 46, see Note 1(g)(iii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.

Preferred Dividend Requirement of Subsidiary Trust

Preferred Dividend Requirement of Subsidiary Trust decreased for Cinergy for the quarter ended September 30, 2003, as a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in Cinergy’s financial statements.  See Note 1(g)(iii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further details.

Income Taxes

Income Taxes expense decreased for Cinergy and PSI for the quarter ended September 30, 2003, as compared to 2002.  Cinergy’s decrease was primarily a result of a decrease in taxable book income.  Based on its current estimates, Cinergy expects that its effective income tax rate for 2003 will approximate 24 percent.  PSI’s decrease was primarily due to a decrease in taxable book income.  This decrease was partially offset by an increase in the Indiana state income tax rate in 2003.

MD&A - YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

2003 YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the nine months ended September 30, 2003 and 2002 were as follows:

	Cinergy (1)		CG&E and subsidiaries		PSI
	2003	2002	2003	2002	2003	2002
	(in thousands)

Electric gross margin	$1,672,622	$1,769,425	$919,244	$949,150	$743,501	$795,513
Gas gross margin	269,482	185,620	174,912	132,036	—	—
Net income	362,719	260,380	247,018	202,024	94,398	135,440

(1)  The results of Cinergy also include amounts related to non-registrants.

Cinergy’s net income for the nine months ended September 30, 2003, was $363 million ($2.04 per share on a diluted basis) as compared to $260 million ($1.55 per share on a diluted basis) for the same period last year.  Income before taxes for the period was $432 million compared to $398 million for the same period a year ago.  The increase in 2003 income primarily reflects higher gas margins from wholesale and retail operations in 2003 and $66 million in charges associated with employee severance programs and the write-offs of certain equipment and technology investments that were taken in the second quarter of 2002.  The increased gas margins primarily reflect the results of our domestic gas trading operation, Marketing & Trading, as well as increased volume of retail gas sales due to colder weather during the first and third quarters of 2003.  Also contributing to the gas margin increase over 2002 was the impact of accounting changes that required certain gas contracts and inventory to be accounted for on the accrual basis beginning in 2003.  Offsetting the increase in gas margins was a decrease in electric margins due to milder than normal weather in the second and third quarter of 2003.  Cinergy’s increased net income also reflects a net gain resulting from the implementation of certain accounting changes, which have been reflected as a cumulative effect of changes in accounting principles (see Note 1(g)(v) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information”), and gains realized in the second quarter of 2003 from the disposal of discontinued operations and lower income taxes resulting primarily from tax credits associated with the production of synthetic fuel which began in July 2002.

Electric Operating Revenues

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$2,063	$2,129	(3)	$1,030	$1,110	(7)	$1,033	$1,020	1
Wholesale	364	283	29	194	95	N/M	156	168	(7)
Other	86	119	(28)	77	96	(20)	21	28	(25)
Total	$2,513	$2,531	(1)	$1,301	$1,301	—	$1,210	$1,216	—

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M  Not meaningful to an understanding of the change.

Electric operating revenues decreased for Cinergy and PSI for the nine months ended September 30, 2003, as compared to 2002.

Electric retail operating revenues decreased for Cinergy for the nine months ended September 30, 2003, compared to the same period last year.  Contributing to Cinergy’s decrease was a decrease in MWh sales for PSI and CG&E due to milder than normal weather during the summer and a sluggish economy.  For the nine months ended September 30, 2003, cooling degree-days were 39 percent lower for CG&E and 37 percent lower for PSI as compared to 2002.  The mild summer weather was offset by a colder heating season during the first half of the year.  For the nine months ended September 30, 2003, heating degree-days were approximately 17 percent and 19 percent higher for CG&E and PSI, respectively.  The net effect contributed to a decrease in residential MWh of approximately four percent for CG&E and approximately two percent for PSI.  The sluggish economy caused CG&E’s and PSI’s commercial and industrial MWh sales to decrease by approximately two percent for the nine months ended September 30, 2003, compared to the same period last year.  Partially offsetting Cinergy’s decrease in electric retail revenue from lower MWh sales was an increase in the price paid per MWh at PSI during 2003.  Increases in tariff adjustments associated with the fuel cost recovery mechanism and certain construction projects caused PSI’s retail operating revenue to increase for 2003.

Electric wholesale revenues increased for Cinergy and CG&E and decreased for PSI for the nine months ended September 30, 2003, as compared to the same period last year.  Due to lower retail demand as a result of milder weather, more Cinergy generation capacity was available for wholesale transactions in the second and third quarters of 2003.  In addition, CG&E’s increase and PSI’s decrease in wholesale revenues reflects the implementation of the new joint operating agreement as discussed in the 2002 10-K.  With this agreement, the majority of new wholesale contracts entered into are originated on behalf of CG&E.

Other electric operating revenues decreased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2003, as compared to 2002, primarily reflecting lower transmission revenues.  The decrease for Cinergy and CG&E also reflects a reduction in third party coal sales.

Gas Operating Revenues

	Cinergy (1)			CG&E and subsidiaries
	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$424	$274	55	$424	$274	55
Wholesale	73	50	46	—	—	—
Storage and transportation	140	48	N/M	—	—	—
Other	1	2	(50)	3	3	—
Total	$638	$374	71	$427	$277	54

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M  Not meaningful to an understanding of the change.

Gas operating revenues increased for Cinergy and CG&E for the nine months ended September 30, 2003, as compared to 2002.  Cinergy’s and CG&E’s retail gas revenues increased due to an increase in retail sales volumes and higher prices received per mcf.  The increase in retail gas sales volumes was primarily the result of the colder weather in the first and third quarters of 2003 as compared to the same period in 2002.  The higher price per mcf reflects an increase in CG&E’s base rates, as approved by the PUCO in May 2002, and tariff adjustments associated with the gas main replacement program and gas cost recovery mechanism.  For further information see Note 7(n) in the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.  CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Cinergy began reporting revenues from energy trading derivative contracts on a net basis in 2003, in accordance with the required adoption of EITF 02-3.  See Note 1(g)(i) in the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for additional information.

Cinergy’s wholesale gas revenues (which represent net gains and losses on energy trading derivatives) increased for the nine months ended September 30, 2003, as compared to 2002, primarily due to an increase in the volatility of natural gas prices in the first quarter of 2003, as compared to the same period in 2002.

Cinergy’s gas storage and transportation revenues increased for the nine months ended September 30, 2003, as compared to 2002.  Marketing & Trading began engaging in significant storage activities at the end of the second quarter of 2002.

Operating Expenses

	Cinergy (1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Fuel	$746	$680	10	$304	$304	—	$415	$349	19
Purchased and exchanged power	94	82	15	78	48	63	52	71	(27)
Gas purchased	252	145	74	252	145	74	—	—	—
Gas storage and transportation	117	44	N/M	—	—	—	—	—	—
Operation and maintenance	973	962	1	394	394	—	349	387	(10)
Depreciation	314	294	7	142	146	(3)	135	116	16
Taxes other than income taxes	201	202	—	155	150	3	42	47	(11)
Total	$2,697	$2,409	12	$1,325	$1,187	12	$993	$970	2

(1)  The results of Cinergy also include amounts related to non-registrants.

N/M  Not meaningful to an understanding of the change.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the nine months ended September 30, 2002, to the nine months ended September 30, 2003:

	Cinergy (1)	CG&E	PSI
	(in millions)

Fuel expense - September 30, 2002	$680	$304	$349

Increase (decrease) due to changes in:
Price of fuel	15	—	15
Deferred fuel cost(2)	44	—	44
Fuel consumption	9	2	7
Other (3)	(2)	(2)	—

Fuel expense - September 30, 2003	$746	$304	$415

(1)  The results of Cinergy also include amounts related to non-registrants.

(2)  Deferred fuel cost represents changes in fuel expense associated with PSI's fuel adjustment charge, which recovers retail fuel costs from customers on a dollar-for-dollar basis.  Amounts that have been deferred are adjusted through fuel expense as fuel adjustment charge revenue is collected from customers.

(3)  Includes costs of third party coal sales.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy and CG&E for the nine months ended September 30, 2003, as compared to the same period last year.  The majority of Cinergy’s and CG&E’s increase is a result of an increase in the price paid per MWh and a lower amount of deferred purchased power cost.  PSI’s decrease in purchased and exchanged power is a result of more generation being available to serve PSI native load customers due to the repowering of

PSI’s Noblesville station and the addition of peaking plants as discussed in Note 12 in the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the nine months ended September 30, 2003, as compared to 2002, primarily due to an increased average cost per mcf of gas purchased.  In addition, CG&E’s gas customers usage increased approximately 21 percent for the nine months ended September 30, 2003, as compared to the same period last year.  CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Gas Storage and Transportation

Gas storage and transportation expense increased for Cinergy for the nine months ended September 30, 2003, as compared to 2002, primarily due to an increase in storage activity in 2003.  Also contributing to this increase was an increase in storage capacity in the third quarter of 2002 that was optimized during the first quarter of 2003.  Marketing & Trading began engaging in significant storage activities at the end of the second quarter of 2002.  Gas storage expense is recognized on our Statements of Income as natural gas is sold from inventory.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy and decreased for PSI for the nine months ended September 30, 2003, as compared to 2002.  Cinergy’s increase includes costs associated with the production of synthetic fuel, which began in July 2002, and the costs associated with Cinergy’s anticipated resolution of claims with respect to the bankruptcy of Enron.  Partially offsetting Cinergy’s increase and primarily attributing to PSI’s decrease were lower transmission costs and costs associated with employee severance programs in 2002.

Depreciation

Depreciation expense increased for Cinergy and PSI and decreased for CG&E for the nine months ended September 30, 2003, as compared to 2002.  Cinergy’s and PSI’s increase was primarily due to the addition of depreciable plant.  Also contributing to Cinergy’s increase was the addition of the depreciable equipment associated with the production of synthetic fuel.  CG&E’s decrease was primarily attributable to an increase in the estimated useful lives of certain assets resulting from a new depreciation study completed during the third quarter of 2003.  Also contributing to CG&E’s decrease was the discontinuance of accruing costs of removal for our generating assets (which was previously included as part of Depreciation expense) as a result of the adoption of Statement 143.  See Note 1(g)(vii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further details.  Prior periods were not restated for the adoption of Statement 143.

Taxes Other Than Income Taxes

Taxes other than income taxes expense increased for CG&E and decreased for PSI for the nine months ended September 30, 2003, as compared to 2002.  The increase for CG&E was primarily attributable to an increase in Ohio excise taxes.  PSI’s decrease was primarily the result of lower property taxes.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in Earnings of Unconsolidated Subsidiaries increased for the year ended September 30, 2003, as compared to 2002, primarily due to a change in market valuation of certain investments accounted for at fair value.

Miscellaneous Income (Expense) - Net

Miscellaneous Income (Expense) - Net increased for Cinergy and CG&E for the nine months ended September 30, 2003, as compared to 2002.  Cinergy’s increase primarily reflects the 2002 write-offs of certain equipment and technology investments and the interest income on the notes receivable of two newly consolidated subsidiaries.  See Note 4 of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further details.  Cinergy’s and CG&E’s increase also reflects a gain on the sale of non-utility property and the recognition of expenses in 2002 for previously deferred costs that were denied recovery in the final order of ULH&P’s gas rate case.  In addition, CG&E’s increase and PSI’s decrease was a result of a final reconciliation between the two entities of a previous demutualization of a medical insurance carrier used by both companies.

Interest Expense

Interest Expense increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2003, as compared to 2002.  The impact of a decrease in short-term interest rates was more than offset by an increase in the amount of long-term debt outstanding for Cinergy, CG&E, and PSI.  Interest on long-term debt increased as a result of the additional debt recorded with the consolidation of two new entities and the recognition of a note payable to a trust in accordance with the adoption of Interpretation 46, see Note 1(g)(iii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.

Income Taxes

Income Taxes expense decreased for Cinergy and PSI for the nine months ended September 30, 2003, as compared to 2002.  Cinergy’s decrease was primarily a result of the tax credits associated with the production and sale of synthetic fuel, which began in July 2002.  Based on its current estimates, Cinergy expects that its effective income tax rate for 2003 will approximate 24 percent.  PSI’s decrease was primarily due to a decrease in taxable book income.  This decrease was partially offset by a reversal in 2002 of tax reserves, which were no longer needed, and an increase in the Indiana state income tax rate in 2003.

Cumulative Effect of Changes in Accounting Principles, Net of Tax

In 2003, Cinergy, CG&E, and PSI recognized a Cumulative effect of changes in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement 143 and the rescission of EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  See Note 1(g)(vii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further information.

In 2002, Cinergy recognized a Cumulative effect of changes in accounting principles, net of tax loss of approximately $11 million as a result of implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).  See Note 1(g)(vii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further information.

Discontinued Operations

During the second quarter of 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the U.S., and substantially sold or liquidated the assets of its energy marketing business in the Czech Republic.  Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets, these investments have been classified as discontinued operations in our financial statements.  See Note 8 of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for additional information.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 2003, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas gross margins and net income for ULH&P for the nine months ended September 30, 2003 and 2002, were as follows:

	ULH&P
	2003	2002
	(in thousands)

Electric gross margin	$49,419	$52,255
Gas gross margin	28,437	22,652
Net income	11,477	9,110

Electric Operating Revenues

Electric operating revenues decreased for the nine months ended September 30, 2003, as compared to 2002.  The majority of the decrease was a result of the milder weather in the second and third quarter of 2003, as compared to the same period in 2002, that resulted in residential usage decreasing by approximately four percent.  The residential usage decrease accounts for approximately 75 percent of the electric operating revenue decrease.  The remaining electric operating revenue decrease is associated with decreased usage of commercial and industrial customers reflecting the effects of a continuing sluggish economy.

Electricity Purchased from Parent Company for Resale

Electricity purchased from parent company for resale decreased for the nine months ended September 30, 2003, as compared to 2002, primarily due to the mild weather in the second and third quarters of 2003 and the sluggish economy.

Gas Operating Revenues

Gas operating revenues increased for the nine months ended September 30, 2003, as compared to 2002.  This increase was primarily due to an increase in mcf sold and higher prices received per mcf, as a result of colder weather in the first and third quarters of 2003.  New base rates for ULH&P, which were effective January 31, 2002, and tariff adjustments associated with the gas main replacement program and gas cost recovery mechanism also contributed to this increase.  ULH&P’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.  For further information see Note 6(o) in the “Notes to Condensed Financial Statements” in “Part I.  Financial Information”.

Gas Purchased

Gas purchased expense increased for the nine months ended September 30, 2003, as compared to 2002, due to increased purchases and higher prices paid per mcf, primarily the result of colder weather in the first three months of 2003, which drove up the demand and the price for natural gas.  In addition, the third quarter of 2003 was colder than 2002 necessitating a slight increase in gas purchases.  The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated under state law.

Operation and Maintenance

Operation and maintenance expense increased for the nine months ended September 30, 2003, as compared to 2002, primarily due to increased amortization of demand side management program costs and increased maintenance of overhead lines.

Miscellaneous Income (Expense) - Net

Miscellaneous Income (Expense) - Net increased for the nine months ended September 30, 2003, as compared to 2002, primarily due to the recognition of expenses in 2002 for previously deferred costs, that were denied recovery in the final order on ULH&P’s gas rate case.

Income Taxes

Income Taxes expense increased for the nine months ended September 30, 2003, as compared to 2002.  ULH&P’s increase is related to the increase in taxable book income and an increase in the Kentucky state income tax rate.

MD&A - RESULTS OF OPERATIONS - FUTURE

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, and accounting matters.  Each of these discussions will address the current status and potential future impact on our results of operations and financial position.

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

On July 21, 2003, ULH&P filed an application with the Kentucky Public Service Commission (KPSC) requesting a certificate of public convenience and necessity to acquire CG&E’s ownership interests in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Generating Station located in Hamilton County, Ohio.  ULH&P also requested KPSC approval of a back-up power supply agreement under which CG&E would provide replacement power to ULH&P when the transferred generating facilities are out of service, and for approval of another agreement under which the transferred units would be jointly dispatched with CG&E’s remaining fleet of generating units.  An order from the KPSC is expected by the end of the year.  The transfer, which will be made at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through at least December 31, 2006.  This transfer is also contingent upon receipt of approval from the FERC and the SEC.  ULH&P is unable to predict the outcome of this matter.

Retail Market Developments

Ohio

As discussed in the 2002 10-K, CG&E is in a market development period, transitioning to electric deregulation in the state of Ohio.  The transition period is governed by Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated transition plan adopted and approved by the PUCO.  Under CG&E’s transition plan, retail customers continue to receive electric distribution services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than shopping credits for subsequent switchers in order to stimulate the development of the competitive retail electric service market, pursuant to CG&E’s stipulated agreement.

CG&E recovers its generation related regulatory assets and certain other transition costs deferred during the market development period through a Regulatory Transition Charge (RTC) paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized in earnings currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference between the shopping credits provided to customers and the wholesale revenues from switched generation.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of CG&E’s electric sales, prices in the wholesale power markets, and the amount of customers switching to other electric suppliers.

On January 10, 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively bid generation service option required by the Electric Restructuring Bill.  As of September 30, 2003, more than 20 percent of the load of CG&E’s commercial and industrial customer classes have switched to other electric suppliers.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.  CG&E is not requesting to end the market development period for any customers at this time.  CG&E is unable to predict the outcome of this proceeding.

Federal Update

Energy Bill

The U.S. House of Representatives (House) passed the Energy Policy Act in April 2003.  The legislation, as it passed the House, includes repeal of the PUHCA, as well as tax incentives for gas and electric distribution lines, and combined heat and power and renewable energy projects.

The U.S. Senate (Senate) Energy and Natural Resources Committee passed its version of comprehensive energy legislation in April 2003.  On July 31, 2003 the Senate passed comprehensive energy legislation by substituting last year’s energy bill as it passed the Senate for the committee draft.  The legislation, as passed by the Senate, among other things, includes PUHCA repeal and creates a renewable energy portfolio standard for utilities.  The House and Senate versions of the comprehensive energy legislation are currently the subject of Conference Committee deliberations.  At this time, Cinergy is unable to predict whether or not this legislation will pass.

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

FERC Orders

The FERC issued an order in December 2001, in response to protests of the Midwest ISO’s proposed methodology related to the calculation of its administrative adder fees for the services it provides.  Cinergy and a number of other parties filed protests to the proposed methodology, suggesting, among other things, that the methodology was inconsistent with the transmission owners’ prior agreement with the Midwest ISO and selectively allowed only independent transmission companies to choose which unbundled administrative adder services they wished to purchase from the Midwest ISO.  A partial settlement was reached in the FERC proceeding, resolving the issues addressed by Cinergy’s protest in a manner favorable to Cinergy.  The settlement agreement was approved by the FERC in a February 24, 2003 order with implementation initiated on March 1, 2003.  The settlement results in approximately $25 million of administrative adder credits to be shared among the Midwest ISO transmission owners and customers responsible for Schedule 10 charges.  Cinergy’s share was approximately $3 million.

As discussed in the 2002 10-K, the FERC issued a Notice of Proposed Rulemaking (NOPR) in 2002 on “Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design”.  This NOPR would have required all public utilities with open access transmission tariffs to file modifications to their tariffs to implement FERC’s proposed standardization transmission services and standardized wholesale electric market design.  The FERC has not taken action on this NOPR and has indicated that they will not require such tariff revisions if the utility has filed similar tariff revisions in their own region, in our case, the Midwest ISO.

In response to prior FERC orders, on July 25, 2003, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement Day-Ahead and Real-Time Energy Markets and Financial Transmission Rights (Energy Markets Tariff).  In October 2003, the FERC approved a Midwest ISO filing to withdraw this Energy Markets Tariff.  Cinergy anticipates that the Midwest ISO will file a new Energy Markets Tariff at sometime in the future; however, at this time, Cinergy cannot predict the effect any such filing will have on its results of operations.

Significant Rate Developments

PSI Retail Electric Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI has filed initial and rebuttal testimony in this case and the final set of hearings will take place in November 2003.  Based on updated testimony filed in October 2003, PSI proposes an increase in annual revenues of approximately $180 million, or an average increase of approximately 14 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is expected in the first quarter of 2004.

PSI Purchased Power Tracker (Tracker)

The Tracker was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portion), with the remaining 10 percent deferred for subsequent recovery in PSI’s general retail electric rate case.  In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002.  A hearing was held in January 2003, and in June 2003 the IURC approved the extension for up to an additional two years with the ultimate determination concerning PSI’s continued use of the Tracker process to be made in PSI’s pending retail electric rate case.

In June 2002, PSI also filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs.  In May 2003, the IURC approved PSI’s recovery of $18 million related to its summer 2002 purchased power costs, and also authorized $2 million of deferred costs sought for recovery in PSI’s general retail electric rate case.

In June 2003, PSI filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2003 purchased power costs.  Testimony was filed in support of PSI’s request in August 2003.  An evidentiary hearing is scheduled for March 2004.

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

PSI Construction Work in Progress (CWIP) Ratemaking Treatment for NOX Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  A final order was issued on September 24, 2003.  The order granted substantially all of PSI’s requested relief, leaving only the issue of whether certain equipment qualified for CWIP ratemaking treatment to be decided in the first quarter of 2004.  Amounts approved for recovery are presented below:

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

Environmental Compliance Cost Recovery

In 2002, the Indiana General Assembly passed legislation that, among other things, encourages the deployment of advanced technologies that reduce regulated air emissions, while allowing the continued use of high sulfur Midwestern coal in existing electric generating plants.  The legislation authorizes the IURC to provide financial incentives to utilities that deploy such advanced technologies.  PSI is currently seeking IURC approval, under this new law, of a cost tracking mechanism for PSI’s NOX equipment-related depreciation and operation and maintenance costs, authority to use accelerated (18-year) depreciation for its NOX compliance equipment, and approval of a NOX emission allowance purchase and sales tracker.  In October, PSI reached a settlement with the other parties to this case that, if approved by the IURC, will provide for the relief described above for most of PSI’s environmental compliance equipment.  PSI expects an IURC order addressing approval of the settlement agreement by the end of 2003.  The issue of whether the remainder of PSI’s environmental compliance projects qualify for financial incentives is expected to be decided in the second quarter of 2004.

CG&E Transmission and Distribution Rate Filings

In October 2003, CG&E filed an application with the PUCO seeking deferral of approximately $173 million, of which approximately $37 million has been incurred as of September 30, 2003, in depreciation, property taxes and carrying costs related to net additions to transmission and distribution utility plant in service from January 2001 through December 2005.  Rates are frozen in Ohio under the state’s electric restructuring law from 2001 through the end of the market development period.  CG&E intends to file a rate case to collect those costs after the market development period ends.  CG&E has not deferred any of these costs as of September 30, 2003.

CG&E is also proposing a mechanism to recover costs related to net additions to transmission and distribution utility plant in service after the end of the market development period.  The mechanism would work in a similar manner to the monthly customer charge the PUCO approved for CG&E’s accelerated natural gas main replacement program, discussed below in CG&E’s Gas Rate Case, which is adjusted annually based on expenditures in the previous year.

GAS INDUSTRY

ULH&P Gas Rate Case

As discussed in the 2002 10-K, in the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  ULH&P made its second annual filing for an increase under the tracking mechanism in March 2003.  The application sought an increase of $2 million.  A hearing was held in July 2003, and the KPSC approved the application in August 2003.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the KPSC’s orders approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  CG&E entered into a settlement agreement with most of the parties and a hearing on this matter was held in April 2002.  An order was issued in May 2002, in which the PUCO approved the settlement agreement and authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In the fourth quarter of 2002, CG&E filed an application to increase its rates under the tracking mechanism.  In April 2003, CG&E entered into a settlement agreement with the parties, providing for an increase of $6.5 million, which the PUCO subsequently approved.  This increase was effective in May 2003.  CG&E expects to file another application to increase its rates by approximately $6.4 million under the tracking mechanism in the fourth quarter of 2003.  CG&E expects the PUCO will rule on this application by May 2004.

Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement calls for CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 198,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area.  The remaining SHA risers are included in ULH&P’s service area.  Further investigation as to whether any additional SHA risers will need maintenance or replacement is ongoing.  If CG&E and ULH&P determine that replacement of all SHA risers is appropriate, the replacement cost could be up to approximately $50 million.  CG&E and ULH&P would pursue recovery of this cost through rates.  At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

Gas Prices

Natural gas prices escalated dramatically during the fourth quarter of 2002 and peaked midway through the first quarter of 2003.  These higher natural gas prices have moderated throughout the spring and summer but are still expected to remain higher than previous years for the remainder of 2003 and into 2004.  Currently, neither CG&E nor ULH&P profit from changes in the cost of gas since natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.  These higher natural gas prices could lead to increases in write-offs of our customer receivables, however we believe the overall impact will be immaterial.

In July 2003, CG&E filed an application with the PUCO for approval to begin adjusting its gas cost adjustment rates on a monthly basis commencing in September 2003.  In August 2003, the PUCO approved the change from quarterly to monthly.  ULH&P filed a similar application with the KPSC for monthly gas cost adjustment rates in September 2003 for billing in December 2003.

In May 2003, ULH&P filed an application with the KPSC requesting approval of a gas procurement-hedging program designed to mitigate the effects of gas price volatility on customers.  In June 2003, the KPSC approved the hedging program through March 31, 2005.  The program will allow the pre-arranging of between 20-75 percent of winter heating season base load gas requirements and up to 50 percent of summer season base load gas requirements.  CG&E similarly hedges its gas procurement costs, however CG&E’s gas procurement-hedging program has not been pre-approved by the PUCO but rather it is subject to PUCO review as part of the normal fuel adjustment process.

CG&E and ULH&P use primarily fixed price forward contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales scope exception, and do not involve hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity (Statement 133).

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The transactions associated with the Commercial Business Unit’s (Commercial) (formerly named the Energy Merchant Business Unit) energy marketing and trading activities give rise to various risks, including price risk.  Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities.  As Commercial continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities, for the periods ended September 30, 2003 and 2002, are presented in the table below:

	Change in Fair Value Year to Date
	September 30, 2003			September 30, 2002
	Cinergy(1)	CG&E	PSI	Cinergy(1)	CG&E	PSI
	(in millions)

Fair value of contracts outstanding at beginning of year	$75	$42	$—	$18	$28	$(7)

Inception value of new contracts when entered (2)	—	—	—	6	5	2

Changes in fair value attributable to changes in valuation techniques and assumptions (3)	1	1	—	14	6	9

Other changes in fair value (4)	120	40	1	72	26	3

Option premiums paid/(received)	(6)	3	—	24	—	—

Accounting Changes (5)

Cumulative effect of changes in accounting principle	(20)	(14)	(1)	—	—	—

Consolidation of previously unconsolidated entities	7	—	—	—	—	—

Contract reclassification (6)	—	—	—	14	18	5

Contract acquisitions (7)	—	—	—	(16)	—	—

Contracts settled	(129)	(48)	(2)	(38)	(28)	(11)

Fair value of contracts outstanding at end of period	$48	$24	$(2)	$94	$55	$1

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Represents fair value, recognized in income, attributable to long-term, structured contracts, primarily in power, which is recorded on the date a deal is signed.  These contracts are primarily with end-use customers or municipalities that seek to limit their risk to power price volatility.  While caps and floors often exist in such contracts, the amount of power supplied can vary from hour to hour to mirror the customers load volatility.  See Note 1(g)(i) in the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for additional information regarding inception gains.

(3)          Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.

(4)          Represents changes in fair value, recognized in income, primarily attributable to fluctuations in price.  This amount includes both realized and unrealized gains on energy trading contracts.

(5)          See Note 1(g)(i) and Note 1(g)(iii) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information” for further information.

(6)          Represents reclassifications of the settlement value of contracts that have been terminated as a result of counterparty non-performance to non-current other liabilities.  These contracts no longer have price risk and are therefore not considered energy trading contracts.

(7)          Cinergy Capital & Trading, Inc. (Capital & Trading) acquired a portfolio of gas contracts and inventory in July 2002.  This amount represents the fair value of net Energy risk management liabilities assumed.  There was no inception gain or loss recognized at the date of acquisition.

The following table presents the expected maturity of the energy risk management assets and liabilities, as of September 30, 2003:

	Fair Value of Contracts as of September 30, 2003
	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
	(in millions)

Cinergy(2)
Prices actively quoted	$32	$(2)	$—	$—	$30

Prices based on models and other valuation methods	6	12	5	(5)	18

Total	$38	$10	$5	$(5)	$48

CG&E
Prices actively quoted	$(2)	$5	$—	$—	$3

Prices based on models and other valuation methods	8	9	4	—	21

Total	$6	$14	$4	$—	$24

PSI
Prices actively quoted	$(9)	$1	$—	$—	$(8)

Prices based on models and other valuation methods	2	3	1	—	6

Total	$(7)	$4	$1	$—	$(2)

(1)          While liquidity varies by trading regions, active quotes are generally available for two years for standard electricity transactions and three years for standard gas transactions.  Non-standard transactions are classified based on the extent, if any, of modeling used in determining fair value.  Long-term transactions can have portions in both categories depending on the tenor.

(2)          The results of Cinergy also include amounts related to non-registrants.

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are measured and monitored daily by our Corporate Credit Risk function, which is independent of all trading operations.  As of September 30, 2003, approximately 99 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed or secured by an Investment Grade entity.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

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

•                  Fair Value Accounting for Energy Marketing and Trading;

•                  Retail Customer Revenue Recognition;

•                  Regulatory Accounting;

•                  Pension and Other Postretirement Benefits; and

•                  Impairment of Long-lived Assets.

Accounting Changes

Energy Trading

In October 2002, the EITF reached consensus in EITF 02-3, to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.  The consensus to rescind EITF 98-10 required most energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on  January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of $13 million for Cinergy and $8 million for CG&E, which includes primarily the impact of certain coal contracts, gas inventory, and certain gas contracts, which were all accounted for at fair value.  We expect this rescission to have the largest ongoing impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase inter-period volatility in reported results of operations.  As a result, we began applying fair value hedge accounting in June 2003 to certain quantities of gas inventory (more fully discussed in Note 1(d) of the “Notes to Condensed

Financial Statements” in “Part I.  Financial Information”) and are further reviewing additional applications for hedge accounting.

Derivatives

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the Statements of Cash Flows.  Implementation issues that had been previously cleared by the FASB staff were effective at the time that they were cleared and new guidance was effective in the third quarter of 2003.  In connection with our adoption, we reviewed certain power purchase or sale contracts to determine if they met the revised normal purchase and normal sale scope exception criteria in Statement 149.  If these criteria were not met, the contract was accounted for at fair value.  The impact of adopting Statement 149 was not material to our results of operations or financial position.

In June 2003, the FASB issued final guidance on the use of broad market indices (e.g., consumer price index) in power purchase and sales contracts.  This guidance clarifies that the normal purchases and sales scope exception is precluded if a contract contains a broad market index that is not clearly and closely related to the asset being sold or purchased (or a direct factor in the production of the asset sold or purchased).  The guidance provides criteria that must be met for the index to be considered clearly and closely related.  This guidance, which is effective in the fourth quarter of 2003, is not expected to have a material impact on our results of operations or financial position upon adoption.

Consolidation of Variable Interest Entities (VIE)

In January 2003, the FASB issued Interpretation 46, which significantly changes the consolidation requirements for traditional SPEs and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) an entity that has equity investors that do not have voting rights or do not absorb losses or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003 for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003 for either some or all potential VIEs.  During this deferral period, the FASB plans to clarify and amend several provisions, much of which is intended to assist in the application of Interpretation 46 to operating entities.  Clarifications were not needed for most traditional SPEs and we therefore elected to implement Interpretation 46 for such entities, as discussed below, in accordance with the original implementation date of July 1, 2003.  Prior period financial statements were not restated for these changes.

Interpretation 46 requires us to consolidate two SPEs that have individual power sale agreements to Central Maine Power Company (CMP) for approximately 45 MW of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, these SPEs have individual power purchase agreements with Capital & Trading to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.  Upon the initial consolidation of these two SPEs, approximately $239 million of notes receivable, $225 million of non-recourse debt, and miscellaneous other assets and liabilities were included on Cinergy’s Balance Sheets.  The debt was incurred by the SPEs to finance the buyout of existing power contracts that CMP held with former suppliers.  The cash flows from the notes receivable are designed to repay the debt.  Notes 3 and 4 in the “Notes to Condensed Financial Statements” in “Part I. Financial Information” provide additional information regarding the debt and the notes receivable, respectively.

In accordance with Interpretation 46, we are no longer permitted to consolidate a trust that was established by Cinergy Corp. in 2001 to issue approximately $316 million of combined preferred trust securities and stock purchase contracts.  These securities are more fully described in the 2002 10-K.  In 2001, the trust loaned the proceeds from the issuance of the securities to Cinergy Corp. in exchange for a note payable to the trust that was eliminated in consolidation.  As a result of no longer consolidating the trust beginning July 1, 2003, the preferred trust securities (previously recorded as Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company) are no longer included in Cinergy’s Balance Sheets.  In addition, the note payable owed to the trust, which has a current carrying value of approximately $319 million, was included in Long-term debt.  The impact of not consolidating the trust was immaterial to Cinergy’s results of operations.

Cinergy has concluded that its accounts receivable sale facility, as discussed in the 2002 10-K, will remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Interpretation 46 and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Cinergy is continuing to evaluate the impact of Interpretation 46 on several operating joint ventures, primarily involved in cogeneration and energy efficiency operations, that we currently do not consolidate.  If all these entities were consolidated, their total assets of approximately $675 million (the majority of which is non-current) and total liabilities of approximately $225 million (which includes long-term debt of approximately $100 million) would be recognized on our Balance Sheets.  Cinergy’s current investment in these entities is approximately $250 million.  We also guarantee certain performance obligations of these entities with an estimated maximum potential exposure of approximately $55 million, as disclosed in Note 7(a) of the “Notes to Condensed Financial Statements” in “Part I. Financial Information”.  As discussed above, we expect additional interpretative guidance to be issued by the FASB during the fourth quarter of 2003 and Cinergy will adopt those provisions effective December 31, 2003.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (Statement 150).  Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement.  Statement 150 would have required Cinergy Corp.’s preferred trust securities to be reported as a liability; however, as described more fully above, the trust holding these securities is no longer permitted to be consolidated and the preferred trust securities are no longer reported on Cinergy’s Balance Sheets.  However, Cinergy’s note payable to the trust is recorded on the Balance Sheet as Long-term debt.  As a result, the impact of adopting Statement 150 was not material to our results of operations or financial position.

As discussed in the 2002 10-K, Cinergy issued forward stock sale contracts that require purchase by the holder of a certain number of Cinergy shares in February 2005 (stock contracts).  The number of shares to be issued is contingent on the market price of Cinergy Corp. stock, but subject to a predetermined ceiling and floor price.  In October 2003, the FASB Staff released an interpretation of Statement 150 that requires an evaluation of these stock contracts to determine whether they constitute a liability, with any changes in accounting required in January 2004.  We believe that this interpretation will have no impact on our current accounting.

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

Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets, at the time the obligations are incurred.  Our accounting policy for such legal obligations is described in Note 1(f) of the “Notes to Condensed Financial Statements” in “Part I.  Financial Information”.

Other Matters

Employee Severance Programs

During the second quarter of 2003, Cinergy offered a Voluntary Early Retirement Program (VERP) and other severance benefits (Severance Programs) to certain non-union employees.  As a result of the non-union employees electing the Severance Programs, Cinergy recorded expenses of approximately $9 million during the quarter.

Cinergy recorded $4 million in the third quarter of 2003 as a result of union employees electing Severance Programs that ended in July 2003 under a separate program than mentioned above.

Additionally, in the third quarter 2003, a VERP was offered to certain non-union employees.  Cinergy recorded expenses of approximately $1 million.

Synthetic Fuel Production

In July 2002, Capital & Trading acquired a coal-based synthetic fuel production facility.  As of September 30, 2003, Capital & Trading’s net book value in this facility was approximately $60 million.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the Internal Revenue Service (IRS) in connection with the acquisition of the facility.  To date, Cinergy has produced and sold approximately 3.6 million tons of synthetic fuel at this facility, resulting in approximately $100 million in tax credits, including approximately $60 million in 2003.

In the second quarter of 2003, the IRS announced, as a result of an audit of another taxpayer, that it had reason to question and was reviewing the scientific validity of test procedures and results that were presented as evidence the fuel underwent a significant chemical change.  The IRS recently announced that it has finished its review and has determined that test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner.  The IRS also announced that it plans to impose new testing and record-keeping requirements on synthetic fuel producers and plans to issue guidance extending these requirements to taxpayers already holding private letter rulings on the issue of significant chemical change.

Cinergy believes that its testing procedures comply with the standards recently announced by the IRS.  We do not anticipate that any new testing or record-keeping requirements imposed by the IRS will have a material effect on our financial position or results of operations.

Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous other energy companies.  The CFTC request sought certain information regarding our trading activities, including price reporting to energy industry publications.  The CFTC sought particular information concerning these matters for the period May 2000 through January 2001 as to one of Cinergy’s employees.  Based on an initial review of these matters, we placed that employee on administrative leave and have subsequently terminated his employment.  Cinergy is continuing an investigation of these matters and has been cooperating fully with the CFTC.

In September 2003, Cinergy, along with 38 other companies, was named as a defendant in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000, and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Responsive pleadings in the case are due on November 17, 2003.  We believe this action against us is without merit.  At this time, it is not possible to predict the outcome of this matter.

In the second quarter of 2003, Cinergy received initial and follow-up third-party subpoenas from the SEC requesting information related to particular trading activity with one of its counterparties who was the target of an investigation by the SEC.  Cinergy has and intends to fully cooperate with the SEC in connection with this matter.

At this time it is not possible to predict the outcome of these investigations and lawsuit or the impact on Cinergy’s financial position or results of operations; although, in the opinion of management, they are not likely to have a material adverse effect on our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments and Positions” section in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part I. Financial Information”.

CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2003 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 18, 2003, Cornerstone Propane Partners L.P. filed suit against Cinergy and 38 other companies in the Southern District of New York.  The suit is a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000 and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  The plaintiffs are seeking unspecified damages.  We intend to defend this lawsuit vigorously; however, we cannot predict the outcome of this matter at this time.

We currently, and from time to time, are involved in lawsuits, claims, and complaints incidental to the conduct of our business.  In the opinion of management, no such proceeding is likely to have a material adverse effect on us.

See Note 7 of the “Notes to Condensed Financial Statements” in “Part I.  Financial Information” for further information regarding our commitments and contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a special meeting of shareholders of The Cincinnati Gas & Electric Company (CG&E), a resolution was duly adopted via unanimous written consent of Cinergy Corp., CG&E’s sole shareholder, effective July 23, 2003, amending the Regulations to effectuate changes with respect to certain officer titles at CG&E.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               The documents listed below are being furnished or filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P).  Exhibits not identified as previously furnished or filed are furnished or filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:
Additional Exhibits

4.2	PSI	Eighth Supplemental Indenture between PSI and Fifth Third Bank, as Trustee, dated as of September 23, 2003 to Indenture dated as of November 15, 1996.

4.3	PSI	Fifty-fifth Supplemental Indenture dated as of February 15, 2003 between PSI and LaSalle Bank National Association, as Trustee, to Indenture dated as of September 1, 1939.

31.1	Cinergy Corp. CG&E PSI ULH&P	Certification of James E. Rogers under Section 302 of Sarbanes-Oxley Act.

31.2	Cinergy Corp. CG&E PSI ULH&P	Certification of R. Foster Duncan under Section 302 of Sarbanes-Oxley Act.

32.1	Cinergy Corp. CG&E PSI ULH&P	Certification of James E. Rogers under Section 906 of Sarbanes-Oxley Act.

32.2	Cinergy Corp. CG&E PSI ULH&P	Certification of R. Foster Duncan under Section 906 of Sarbanes-Oxley Act.

(b)              The following reports on Form 8-K were furnished or filed during the quarter ended September 30, 2003.

Date of Report	Registrant	Item Furnished or Filed

July 22, 2003	CG&E ULH&P	Item 5. Other Events and Regulation FD Disclosure

July 25, 2003	Cinergy Corp.	Item 12. Results of Operations and Financial Condition

July 25, 2003	Cinergy Corp. CG&E	Item 5. Other Events and Regulation FD Disclosure

Item 7. Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINERGY CORP.

THE CINCINNATI GAS & ELECTRIC COMPANY

PSI ENERGY, INC.

THE UNION LIGHT, HEAT AND POWER COMPANY

Registrants

Date: November 13, 2003	/s/	David L. Wozny
David L. Wozny
(duly authorized officer and principal accounting officer)