Form 10-K
period 2003-12-31
UNION LIGHT HEAT & POWER CO; CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC
filed 2004-03-03
CIK 100858, 899652, 20290, 81020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Requirements pursuant to Item 405 of Regulation S-K are not applicable for The Union Light, Heat and Power Company.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I (2) of Form 10-K.

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Cinergy Corp.	Yes	☒	No	☐
The Cincinnati Gas & Electric Company	Yes	☐	No	☒
PSI Energy, Inc.	Yes	☐	No	☒
The Union Light, Heat and Power Company	Yes	☐	No	☒

As of June 30, 2003, the aggregate market value of the common equity of Cinergy Corp. held by non-affiliates (shareholders who are not directors or executive officers) was $6.5 billion.  All of the common stock of The Cincinnati Gas & Electric Company and PSI Energy, Inc. is owned by Cinergy Corp., and all of the common stock of The Union Light, Heat and Power Company is owned by The Cincinnati Gas & Electric Company.  As of January 31, 2004, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	178,653,273

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Cinergy Corp. and the Information Statement of PSI Energy, Inc. to be filed with the Securities and Exchange Commission in 2004 are incorporated by reference into Part III of this report.

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
Website Access to Reports
Organization
Employees
Current Trends
Business Units
Environmental Matters
Future Expectations/Trends
2	Properties
Commercial
Regulated Businesses
3	Legal Proceedings
Clean Air Act Lawsuit
Manufactured Gas Plant Sites (MGP)
Energy Market Investigations
Patents
4	Submission of Matters to a Vote of Security Holders

PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Liquidity and Capital Resources
2003 Results of Operations - Historical
2002 Results of Operations - Historical
Results of Operations - Future
7A	Quantitative and Qualitative Disclosures About Market Risk
Index to Financial Statements and Financial Statement Schedules
8	Financial Statements and Supplementary Data
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A	Controls and Procedures

PART III
10	Directors and Executive Officers of the Registrants
Board of Directors

Executive Officers
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13	Certain Relationships and Related Transactions
14	Principal Accountant Fees and Services

PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
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

We undertake no obligation to update the information contained herein.

BUSINESS

PART I

ITEM 1.  BUSINESS

WEBSITE ACCESS TO REPORTS

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website, www.cinergy.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

ORGANIZATION

Cinergy Corp., a Delaware corporation organized in 1993, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utilities.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935, as amended.  Our other principal subsidiaries are:

•                  Cinergy Services, Inc. (Services);

•                  Cinergy Investments, Inc. (Investments); and

•                  Cinergy Wholesale Energy, Inc. (Wholesale Energy).

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation organized in 1901, that provides electric and gas service in northern Kentucky.  CG&E’s other subsidiaries are insignificant to its results of operations.

In 2001, CG&E began a transition to electric deregulation and customer choice.  Currently, the competitive retail electric market in Ohio is in the development stage.  CG&E is recovering its Public Utilities Commission of Ohio (PUCO) approved costs and retail electric rates are frozen during this market development period.  In January 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In December 2003, the PUCO requested that CG&E propose a rate stabilization plan.  In January 2004, CG&E complied with the PUCO request and filed an electric reliability and rate stabilization plan.  See the “Retail Market Developments” section in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of key elements of Ohio deregulation.

PSI, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

The following table presents further information related to the operations of our domestic utility companies (our operating companies):

	Principal Line(s) of Business	Major Cities Served	Approximate Population Served

CG&E and subsidiaries	• Generation, transmission, distribution, and sale of electricity	Cincinnati, OH Middletown, OH Covington, KY Florence, KY Newport, KY Lawrenceburg, IN	2,071,000

	• Sale and/or transportation of natural gas
	• Electric commodity marketing and trading operations

PSI	• Generation, transmission, distribution, and sale of electricity	Bloomington, IN Carmel, IN Columbus, IN Kokomo, IN Lafayette, IN New Albany, IN Terre Haute, IN	2,269,000

ULH&P(1)	• Transmission, distribution, and sale of electricity	Covington, KY Florence, KY Newport, KY	345,000
	• Sale and transportation of natural gas

(1)          See Note 19 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further discussion of the possible transfer of generation assets.

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our domestic non-regulated, energy-related businesses and investments, including natural gas marketing and trading operations.

Wholesale Energy, through a wholly-owned subsidiary, Cinergy Power Generation Services, LLC (Generation Services), provides electric production-related construction, operation, and maintenance services to certain affiliates and non-affiliated third parties.

EMPLOYEES

We have collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), the United Steelworkers of America (USWA), the Utility Workers Union of America (UWUA), and various international union organizations.

The following table indicates the number of employees by classification at December 31, 2003:

	Regulated				Non-Regulated
Classification	CG&E(4)	PSI	ULH&P	Total Regulated	Domestic(5)(6)	International	Total Non- Regulated	Cinergy Total

IBEW(1)	508	1,236	57	1,801	827	—	827	2,628
USWA(2)	274	—	82	356	19	—	19	375
UWUA(3)	375	—	59	434	347	—	347	781
Various Union Organizations	—	—	—	—	133	224	357	357
Non-Bargaining	193	347	20	560	2,829	163	2,992	3,552
	1,350	1,583	218	3,151	4,155	387	4,542	7,693

(1)          IBEW #1347 contract will expire on April 1, 2006, IBEW #1393 contract will expire on May 1, 2005, and IBEW #352 contract will expire on February 5, 2005.

(2)          USWA #12049 and #5541-06 contracts will expire on May 15, 2007.

(3)          Contract will expire on March 31, 2005.

(4)          CG&E and subsidiaries excluding ULH&P.

(5)          Includes 2,406 Services’ employees, who provide services to both regulated and non-regulated operations.

(6)          Includes 1,267 Generation Services’ employees who provide services to certain affiliates and non-affiliated third parties.  Effective January 1, 2004, Generation Services’ employees will be transferred to other affiliated corporations as follows:  524 to CG&E; 21 to PSI; 708 to Services; and 14 to other non-regulated corporations.

CURRENT TRENDS

Two issues have been discussed prominently in regards to our industry during the past year.  Transmission system reliability has been a significant focus, including participation in Regional Transmission Organizations (RTOs).  In addition, significant discussion has occurred regarding the ability to address environmental issues for coal-fired generating units via a multi-pollutant approach.

Transmission system reliability has attracted a great deal of attention since the August 2003 blackout.  Federal legislation has been proposed requiring mandatory reliability standards developed by an independent reliability organization with enforcement authority given to Federal Energy Regulatory Commission (FERC).  However, it is unclear at this point whether federal reliability legislation will be enacted in the near future.  Also, the North American Reliability Council (NERC) and the FERC are moving ahead with their own initiatives to introduce more stringent reliability standards with a focus on mandatory compliance.  In the past, compliance with NERC reliability standards and guidelines has largely been voluntary.  It is clear that transmission owners and operators will be subjected to increasing pressure to improve reliability and will incur additional costs as a result.

RTOs oversee the operation of multiple transmission systems and allow for improved coordination of transmission flow and planning.  They provide a single rate for transmission of power between any two points within the RTO footprint.  There are RTOs at various levels of development around the country, with the Midwest Independent System Operator (Midwest ISO), of which we are a member, being the largest.  The FERC is a strong proponent of transmission owners joining RTOs, but at this point is not requiring entities to do so, nor is it requiring entities in the same geographic area to necessarily join the same RTO.  This is particularly a concern in the Midwest, where some companies have yet to join RTOs, and where proposed RTO boundaries between the Midwest ISO and its Eastern neighbor, PJM Interconnection (PJM) are intermixed.  The FERC has ordered that the Midwest ISO and PJM work to eliminate potential operational issues created by the intermixed boundary, but at this point, concerns remain as to how these entities will work to achieve the FERC’s objective.  In addition, the Midwest ISO has indicated its intent to create a financial market, similar to the market currently in place in PJM, before the end of 2004.  The development of this market could significantly impact the way power is bought and sold within and outside the Midwest ISO.  Among other things, it is intended to increase market transparency and assign a market price to use of congested transmission facilities.  The Midwest ISO had originally proposed a plan for such a market via a filing with the FERC in July 2003, but it was subsequently withdrawn in October 2003 due to concerns expressed by the entities that would be affected by that proposal.  The Midwest ISO is expected to revise its model and proceed with a new filing in the near future, but at this point it is not clear how this model would differ from what was originally proposed, nor how it might affect participants in the Midwest ISO market.

The power sector, particularly coal-fired generation, has long been subject to a complex set of air emission requirements, with often overlapping and unclear rules.  Many in the industry have expressed a view that a comprehensive, multi-pollutant approach to addressing emissions is the most reasonable and cost effective way to achieve increased emission reduction goals across a broader group of pollutants.  During 2003, President Bush’s “Clear Skies Initiative” (Clear Skies) was a multi-pollutant, legislative proposal designed to achieve this goal.  At the same time, the Environmental Protection Agency (EPA) was, under court order, drafting proposed regulations controlling mercury emissions via maximum achievable control technology (Mercury MACT) that were published in December 2003 and will become effective December 15, 2004.  Passage of Clear Skies in 2003 would have rendered EPA rulemaking on mercury unnecessary, since mercury controls were a part of the proposed legislation.  Although several hearings were held, Congress did not vote on the legislation in 2003 and its future prospects are uncertain.  As part of the Mercury MACT draft regulations published in December, alternate approaches were proposed for dealing with mercury.  One alternative would include a cap and trade approach to mercury (similar to proposals in Clear Skies).  The other would be a source specific reduction in emissions, without a cap and trade approach.  The cap and trade approach would provide a longer compliance horizon and provide more flexible compliance options for coal-fired generators.

The different alternatives proposed under the draft mercury regulations would result in substantially different requirements for compliance, both in terms of cost and timelines.

BUSINESS UNITS

We conduct operations through our subsidiaries and manage our businesses through the following three reportable segments:

•                  Commercial Business Unit (Commercial), formerly named the Energy Merchant Business Unit;

•                  Regulated Businesses Business Unit (Regulated Businesses); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology).

The following section describes the activities of our business units as of December 31, 2003.

See Note 15 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for financial information by business segment.

Commercial

Commercial manages, operates and/or maintains our generation and the marketing and trading of energy commodities, primarily natural gas and electricity.  The marketing and trading of energy commodities includes energy risk management activities, trading activities, and customized energy solutions.  See the “Market Risk Sensitive Instruments and Positions” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on risks associated with these activities.  In addition, Commercial is also an on-site energy solutions and utility services provider.

Commercial competes for wholesale contracts for the purchase and sale of electricity and natural gas.  Commercial’s main competitors include public utilities, power and natural gas marketers and traders, and independent power producers.

Generation and Fuel Supply

As of December 31, 2003, the total winter electric capability (including our portion of the total capacity for the jointly-owned plants) of our domestic generating plants was 13,331 megawatts (MW).  Approximately 73 percent of this generation portfolio is coal-fired.  See “Item 2.  Properties” for a further discussion of the generating facilities.  Included in these generating plants are plants that are operated by Commercial on behalf of Regulated Businesses.  The results of operations of these generating plants operated by Commercial are managed by and therefore reported under Regulated Businesses.

Each year, through CG&E and PSI, we purchase over 25 million tons of coal to generate electricity, primarily from mines located in Indiana, West Virginia, Ohio, Kentucky, Pennsylvania, and Illinois.  Our general practice is to procure a substantial portion of coal through fixed-price contracts of varying tenors.  We hold fixed price contracts that will source a substantial portion of our expected 2004 coal requirements.  We evaluate the appropriate amount of contract coal and length of contracts based on market conditions, including pricing trends, volatility and supplier reliability.

We receive our coal supply primarily from mines located in Indiana, West Virginia, Ohio, Kentucky, Pennsylvania, and Illinois.

Cinergy has a fleet of natural gas-fired peaking plants that have a capacity of 3,029 MW.  The fuel for these units is obtained through the natural gas spot market as it is difficult to forecast the natural gas requirements for these plants.  For further information on the risk of purchasing natural gas see the “Market Risk Sensitive Instruments and Positions” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  For further information on these agreements with Cinergy Marketing and Trading, LP (Marketing & Trading), see Note 1(s) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Commercial monitors alternative sources of coal and gas to assure a continuing availability of economical fuel supplies.  As such, it will maintain its practice of purchasing a portion of coal and gas requirements on the open market and will continue to investigate least-cost coal options to comply with new and existing environmental requirements.  Cinergy, CG&E, and PSI believe that they can continue to obtain enough coal and gas to meet future needs.  However, future environmental requirements may significantly impact the availability and price of these fuels.

In addition, with the continuing emphasis on environmental regulation Cinergy, CG&E, and PSI maintain a portfolio of sulfur dioxide (SO2) and nitrogen oxide (NOX) emission allowances.  These allowances permit us to continue to obtain and burn high sulfur coal in compliance with environmental regulations.  Cinergy, CG&E, and PSI believe that they can obtain the necessary SO2 and NOX emission allowances to continue this practice.

Trading Operations and Risk Management

The energy marketing and trading activities of Commercial principally consists of Marketing & Trading’s natural gas marketing and trading operations, CG&E’s power marketing and trading operations, and Cinergy Global Trading Limited’s (Global Trading) natural gas and power trading operations in the United Kingdom.  In April 2002, CG&E and PSI executed a new joint operating agreement whereby new power marketing and trading contracts since April 2002 are originated on behalf of CG&E only.  Historically, such contracts were executed on behalf of PSI and CG&E jointly.

Our domestic operations market and trade over-the-counter (an informal market where the buying/selling of commodities occurs) contracts for the purchase and sale of electricity (primarily in the Midwest region of the United States), natural gas, and other energy-related products.  Our natural gas domestic operations provide services that manage storage, transportation, gathering and processing activities.  In addition, our domestic operations also market and trade natural gas and other energy-related products on the New York Mercantile Exchange.  Global Trading’s operations trade over-the-counter contracts for the purchase and sale of natural gas and electricity (both primarily in the United Kingdom).  Global Trading also trades natural gas on the International Petroleum Exchange.  See the “Market Risk Sensitive Instruments and Positions”

section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on risks associated with these activities.

Purchased Power

At times, we purchase power to meet the energy needs of our wholesale customers and to meet the requirements of our retail native load customers (end-use customers within our operating companies’ franchise territory).  Factors that could cause Cinergy to purchase power for retail native load customers include generating plant outages, extreme weather conditions, summer reliability, and growth.  We believe we can obtain enough purchased power to meet future needs.  However, during periods of excessive demand, the price and availability of these purchases may be significantly impacted.

Cogeneration

Commercial, through its Cinergy Solutions Holding Company, Inc. subsidiary, is an on-site energy solutions and utility services provider.  We provide operation and maintenance of utility systems, as well as cogeneration.  Cogeneration is the simultaneous production of two or more forms of useable energy from a single fuel source.

International

As of December 31, 2003, we had ownership interests in energy-related assets located in five different countries.  These assets serve retail and wholesale customers by providing utility services including generation of electricity and heat as well as the distribution of gas and electric commodities.

Revenue Data and Customer Base

Commercial’s operating revenue is derived primarily by providing and trading electricity in the Midwest region of the United States (U.S.).  In addition, Commercial provides and trades natural gas primarily to wholesale customers across the U.S.  The majority of Commercial’s customers are public utilities, power and natural gas marketers and traders, and independent power producers.

Regulated Businesses

Regulated Businesses consists of PSI’s regulated generation and transmission and distribution operations, and CG&E and its subsidiaries’ regulated electric and gas transmission and distribution systems.  Regulated Businesses plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers.  Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy’s transmission system.  Regulated Businesses operated approximately 47,000 circuit miles (the total length in miles of separate circuits) of electric lines to provide regulated transmission and distribution service to approximately 1.5 million customers as of December 31, 2003.

Regulated Businesses operated approximately 13,400 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines to provide domestic regulated transmission and distribution services to approximately 500,000 customers as of December 31, 2003.  See “Item 2.  Properties” for a further discussion of the transmission and distribution systems owned by our operating companies.

Electric Operations

Regulated Businesses (through our operating companies) and other non-affiliated utilities in a nine-state region are parties to the East Central Area Reliability Council Agreement (ECAR Agreement).  The ECAR Agreement coordinates the planning and operation of generation and transmission facilities, which provides for reliability of regional bulk power supply.

Transmission System Interconnections

The following map illustrates the interconnections between our electric systems and other electric systems.

Midwest ISO

The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members.  For further information on the Midwest ISO, see the “FERC and Midwest ISO” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Electricity Supply

A joint operating agreement, effective in April 2002, allows Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  Under this agreement, transfers of power between PSI and CG&E are generally priced at market rates.

With the implementation of electric deregulation in Ohio, effective January 1, 2001, Regulated Businesses continues, through a market development period, to acquire its electricity requirements from Commercial for those retail customers who do not switch suppliers.

ULH&P purchases energy from CG&E pursuant to a contract effective January 1, 2002, which was approved by the FERC and the Kentucky Public Service Commission (KPSC).  This five-year agreement is a negotiated fixed-rate contract with CG&E and replaces the previous cost of service based contract, which expired on December 31, 2001.

In December 2003, the KPSC conditionally approved a long-term electric supply plan for ULH&P that will replace the current contract with CG&E listed above.  Under this new plan, CG&E will transfer ownership of approximately 1,100 MW of electric generating capacity to ULH&P.  The capacity is currently part of CG&E’s generating assets used to service ULH&P under a multi-year wholesale power supply contract as described above.  ULH&P will also seek regulatory approval for aspects of this transaction from the FERC and SEC.  At this time, ULH&P is unable to predict the outcome of this matter.

For further details on electricity supply of CG&E, PSI, and ULH&P, refer to the “Retail Market Developments” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Gas Supply

Regulated Businesses is responsible for the purchase and the subsequent delivery of natural gas to native load customers.  Regulated Businesses’ natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity.  This strategy allows Regulated Businesses to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides Regulated Businesses the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under the

Regulated Businesses’ customer choice/gas transportation programs.  In 2003, firm supply purchase commitment agreements provided approximately 85 percent of the natural gas supply, with the remaining gas purchased on the spot market.  These firm supply agreements feature two levels of gas supply, specifically (1) base load, which is a continuous supply to meet normal demand requirements, and (2) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

Regulated Businesses manages natural gas procurement-hedging programs for CG&E and ULH&P.  These programs pre-arrange between 20-75 percent of winter heating season base load gas requirements and up to 50 percent of summer season base load requirements.  CG&E and ULH&P use primarily fixed price forward contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales scope exception, and do not involve hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity.  As of December 31, 2003, CG&E and ULH&P, combined, had hedged approximately 66 percent of their winter 2003/2004 base load requirements.  See the “Gas Industry” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Interstate pipelines either (1) transport gas purchased directly to the distribution systems or (2) inject gas purchased into pipeline storage facilities for future withdrawal and delivery.  The majority of the gas supply comes from the Gulf of Mexico coastal areas of Texas and Louisiana.

Regulated Businesses expects the natural gas market will remain competitive in future years.  While natural gas prices spiked at the beginning of 2003, prices moderated throughout the spring and summer but are still expected to remain higher than previous years into 2004.  Price movement will be driven by the effects of weather conditions, availability of supply, and changes in demand and storage inventories.  Currently, neither CG&E nor ULH&P profit from changes in the cost of natural gas since natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

In November 2003, CG&E and ULH&P entered into a one-year asset management agreement with Marketing & Trading, a non-regulated affiliate of CG&E and ULH&P, to manage their interstate pipeline transportation and storage capacity and gas supply contracts.  Under the terms of this agreement, Marketing & Trading is obligated to deliver natural gas to meet CG&E’s and ULH&P’s firm requirements.  ULH&P received an order from the KPSC in October 2003, approving the affiliate asset management agreement with Marketing & Trading.  No other regulatory approvals were required.

Retail Revenue Data and Customer Base

The percent of retail operating revenues derived from full service electricity and gas sales and transportation from switched customers for each of the three years ended December 31 were as follows:

	Retail Operating Revenues
Registrant	2003		2002		2001
	Electric %	Gas %	Electric %	Gas %	Electric %	Gas %

Cinergy	81	19	87	13	82	18
CG&E and subsidiaries	68	32	77	23	71	29
PSI	100	—	100	—	100	—
ULH&P	67	33	73	27	68	32

Electric and gas sales are seasonal.  Electricity usage in our service territory peaks during the summer and gas usage peaks during the winter.  Air conditioning increases electricity demand and heating increases electricity and gas demand.

The service territory of CG&E and its utility subsidiaries, including ULH&P, is heavily populated and is characterized by a stable residential customer base and a diverse mix of industrial customers.  The territory served by PSI is composed of residential, agricultural, and widely diversified industrial customers.  No single retail customer provides more than 10 percent of total operating revenues (electric or gas) for any of our operating companies.

Under the Ohio customer choice program, CG&E’s retail customers may choose their electric supplier.  As of December 31, 2003 and 2002, the percentage of customers switching to other electric suppliers and the related volume by customer class was as follows:

	MW		Annual Megawatt Hours		Switching Percentage(1)
Revenue Class	2003	2002	2003	2002	2003	2002

Residential	92	68	283,477	98,528	5.17%	3.84%
Commercial	374	347	1,654,061	1,235,077	21.55%	21.54%
Industrial	295	293	1,591,345	1,053,677	23.60%	24.60%
Other Public Authorities	91	84	265,039	204,855	19.95%	21.51%
Total	852	792	3,793,922	2,592,137

(1)          The residential switching percentage is based on annual energy consumption and the non-residential switching percentages are based on average monthly peak demand.

Customer switching reduces retail revenues by the generation component of rates and shopping incentives.  CG&E still collects transmission and distribution revenues from the delivery of electricity to switched customers.  During the market development period, the reduction in revenues due to customer switching is mitigated by wholesale power sales from the freed-up generation capacity and recoveries of lost revenues and shopping incentives through the Regulatory Transition Charge (RTC).  The RTC is a mechanism through which CG&E recovers its previous generation related regulatory assets and other transition costs.  For further discussion on Ohio deregulation see “Ohio” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Power Technology

Power Technology primarily manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary.  Ventures identifies, invests in, and integrates new energy technologies into Cinergy’s existing businesses, focused primarily on operational efficiencies and clean energy technologies.  In addition, Power Technology manages our investments in other energy infrastructure and telecommunication service providers.

ENVIRONMENTAL MATTERS

Cinergy is currently affected by several different issues which involve compliance with federal and state regulations regarding the protection of the environment.  See Note 11 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of these environmental issues and the estimated capital expenditures.

FUTURE EXPECTATIONS/TRENDS

See the information appearing under the same caption in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the following discussions:

•                  Retail Market Developments;

•                  FERC and Midwest ISO;

•                  Significant Rate Developments;

•                  Gas Industry; and

•                  Other Matters.

PROPERTIES

ITEM 2.  PROPERTIES

COMMERCIAL

Domestic Power Generation

Our domestic power generating stations’ total winter electric capabilities, reflected in MW, as of December 31, 2003, are shown in the table that follows.  Our electric generating plants, which are operated by Commercial, are located in Ohio, Kentucky, and Indiana and are wholly-owned or jointly-owned facilities.

Subsidiary(1)	Stations	Coal MW	Natural Gas MW	Oil MW	Hydro MW	Total MW

CG&E	9	4,186	736	324	—	5,246
PSI(2)	11	5,488	1,263	259	45	7,055
Investments(3)	2	—	1,030	—	—	1,030

Total	22	9,674	3,029	583	45	13,331

(1)

This table includes only our portion of the total capacity for the jointly-owned plants.  Refer to Note 12  of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of the jointly-owned plants.

(2)	Represents stations that are operated by Commercial on behalf of Regulated Businesses.
(3)	Represents natural gas peaking plants located in Tennessee and Mississippi, owned by Investments that sell electricity on the wholesale market.

During 2003, electric generating plants, including those that we own but do not operate, performed reliably, as evidenced by our annual capacity factor of 71 percent and a utilization factor of 84 percent (excluding natural gas and fuel oil peaking stations) and an equivalent availability factor of 86 percent.  A capacity factor is a percentage that indicates how much of a power plant’s capacity is used over time.  A utilization factor is a percentage that indicates how much of a power plant’s capacity is used while being available.  An equivalent availability factor is a percentage that indicates how much of a unit is available to generate compared to its potential maximum generation.

International

As of December 31, 2003, we had ownership interests in five countries including generation assets located in three countries and approximately 1,200 miles of gas and electric transmission and distribution systems through jointly-owned investments in two countries.  We serve approximately 8,500 transmission and distribution customers.

Cogeneration

As of December 31, 2003, Cinergy had ownership interests in and/or operated 19 domestic cogeneration facilities capable of producing 657 MW of electricity, 3,521 MW equivalents of steam and 325 MW equivalents of chilled water.  Cogeneration is the simultaneous production of two or more forms of useable energy from a single fuel source.  During 2004, Cinergy anticipates completion of an expansion at one of our existing cogeneration facilities, which is expected to provide an additional 705 MW of electric capacity.

Other

In the third quarter of 2002, Cinergy Capital & Trading, Inc. completed an acquisition of a coal-based synthetic fuel production facility, which converts coal into synthetic fuel for sale to a third party.  The synthetic fuel replaces coal in the generation of electricity.  See the “Results of Operations - Future” section of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding this business initiative.

REGULATED BUSINESSES

Electric

Relevant information for our operating companies’ electric transmission and distribution systems located in Ohio, Kentucky, and Indiana is as follows:

Registrant	Electric Transmission Systems	Electric Distribution Systems	Substation Combined Capacity
	(circuit miles)	(circuit miles)	(kilovolt-amperes)(1)

CG&E	1,662	15,983	21,132,488
ULH&P	106	2,773	1,384,198
Other subsidiaries	40	—	—
CG&E and subsidiaries	1,808	18,756	22,516,686
PSI	5,352	21,058	30,471,584

Total	7,160	39,814	52,988,270

(1)          Kilovolt-amperes (1,000 volt-amperes) are a broad measure of our substation transformer capacity.

At the end of 2003, our operating companies’ electric systems were interconnected with 15 other utilities.

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

In August 2003, we experienced peak loads of 11,077 MW, 5,104 MW, and 5,990 MW for Cinergy, CG&E, and PSI, respectively.  At times, we purchase power to meet the energy needs of our wholesale customers and to meet the requirements of our retail native load customers.  Factors that could cause Cinergy to purchase power for retail native load customers include outages, extreme weather conditions, growth, economics, and other factors associated with supplying full requirements electricity.  We believe we can obtain enough purchased power to meet future needs.

In February 2002, the Midwest ISO assumed functional control of Regulated Businesses’ transmission systems.  Although the Midwest ISO continues to develop, modify, and change its various operating practices, it does handle substantially all transmission tariff administration.

In February 2003, the FERC issued an order approving PSI’s acquisition of the Butler County, Ohio and the Henry County, Indiana peaking plants under the terms and conditions contained in a settlement agreement with PSI, the Indiana Utility Regulatory Commission Testimonial Staff and the Indiana Office of the Utility Consumer Counselor.  This action was the final regulatory approval needed for the transfer, which occurred in February 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  At this time, we cannot predict the outcome of this matter.  See “Transfer of Generating Assets to PSI” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

In July 2003, ULH&P filed an application with the KPSC requesting a certificate of public convenience and necessity to acquire CG&E’s 68.9 percent ownership interests in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Generating Station (Miami Fort Station) located in Hamilton County, Ohio.  In December 2003, the KPSC conditionally approved the order.  The transfer will be made at net book value.  ULH&P will also seek regulatory approval for aspects of this transaction from the FERC and the SEC.  At this time, ULH&P is unable to predict the outcome of this matter.  See the “Electricity Supply” section of “Item 1. Business” for further information.

Gas

As of December 31, 2003, the natural gas transmission and distribution systems of Cinergy and CG&E and its subsidiaries had approximately 13,400 miles of mains and service lines located in southwestern Ohio, southeastern Indiana, and northern Kentucky.  Cinergy and CG&E and its subsidiaries also jointly own three underground caverns with a total storage capacity of approximately 23 million gallons of liquid propane (of which 18.7 million gallons belongs to CG&E, including 7.5 million gallons belonging to ULH&P).  As of December 31, 2003, Cinergy had 16.1 million gallons of liquid propane in storage (of which 15.0 million gallons belongs to CG&E, including 5.7 million gallons belonging to ULH&P).  This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky.  Propane/air peak shaving plants store propane and, when needed, vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

In November 2003, CG&E and ULH&P entered into a one-year asset management agreement with Marketing & Trading, a non-regulated affiliate of CG&E and ULH&P, to manage their interstate pipeline transportation and storage capacity and natural gas supply contracts.  Under the terms of this agreement, Marketing & Trading is obligated to deliver natural gas to meet CG&E’s and ULH&P’s firm requirements.  ULH&P received an order from the KPSC in October 2003, approving the affiliate asset management agreement with Marketing & Trading.  No other regulatory approvals were required.

LEGAL PROCEEDINGS

ITEM 3.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court (District Court) for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that the Company violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR) and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at our owned or co-owned generating stations.  Additionally, the suit claims that the Company has violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Station, and PSI’s Cayuga Generating Station, Gallagher Generating Station, Wabash River Generating Station, and Gibson Generating Station, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery, and the court has set the case for trial by jury commencing in August 2005.

In March 2000, the United States also filed an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the District Court in that case ruled that the Government and the intervening plaintiff environmental groups could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint only.  Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations, unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA.  Neither party appealed that decision.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

In December 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the plaintiffs regarding the above matters.  The complete resolution of these issues was contingent upon establishing a final agreement with the EPA and other parties.  Although we have continued to negotiate with the plaintiffs to achieve a final agreement, the plaintiffs have insisted on commitments from us which go beyond those contained in the agreement in principle.  At this time we believe it is unlikely that a final settlement agreement will be reached on these terms.  If a final settlement agreement is not reached, we intend to defend against the allegations, discussed above, vigorously in court.  In such an event it is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

In a combination of lawsuits (filed in November 1999 in Hendricks County in the state of Indiana) and NOVs (brought by the U.S. EPA from November 1999 to January 2000), the 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites for which PSI has primary responsibility.

PSI notified its insurance carriers of the claims related to MGP sites raised by IDEM and costs included in the Site Participation and Cost Sharing Agreements.  In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court has remanded the case to the trial court.  A new trial date has yet to be scheduled.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, we will assess if the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E has performed site assessments on its sites where we believe MGP activities have occurred at some point in the past and found no imminent risk to the environment.

ENERGY MARKET INVESTIGATIONS

In August 2003, Cornerstone Propane Partners L.P. filed suit against Cinergy and 38 other companies in the Southern District of New York.  The suit is a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000 and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  The plaintiffs are seeking unspecified damages.  Two similar lawsuits have subsequently been filed, one naming Cinergy and one not.  These three lawsuits have been consolidated for pretrial purposes as In Re:  Natural Gas Commodity Litigation.  Plaintiffs filed a consolidated class action complaint in January 2004.  We believe this action is without merit and intend to defend this lawsuit vigorously; however, we cannot predict the outcome of this matter at this time.

PATENTS

Ronald A. Katz Technology Licensing, L.P. (RAKTL) has offered us a license to a portfolio of patents claiming that the patents may be infringed by certain products and services utilized by us.  The patents purportedly relate to various aspects of telephone call processing in Cinergy call centers.  As of this date, no legal proceedings have been instituted against us, but if the RAKTL patents are valid, enforceable and apply to our business, we could be required to seek a license from RAKTL or to discontinue certain activities.  We are currently considering this matter, but lack sufficient information to assess the potential outcome at this time.

We currently, and from time to time, are involved in lawsuits, claims, and complaints incidental to the conduct of our business.  In the opinion of management, no such proceeding is likely to have a material adverse effect on us.

See Note 11 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information regarding our commitments and contingencies.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Cinergy, CG&E, or PSI during the fourth quarter of 2003.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cinergy Corp.’s common stock is listed on the New York Stock Exchange.  The high and low stock prices for each quarter for the past two years are indicated below:

	High	Low
2003
First Quarter	$35.87	$29.77
Second Quarter	38.75	33.25
Third Quarter	36.99	33.14
Fourth Quarter	38.86	35.19

2002
First Quarter	$35.75	$31.00
Second Quarter	37.19	34.25
Third Quarter	36.21	25.40
Fourth Quarter	34.19	28.25

Cinergy Corp. holds all outstanding CG&E and PSI common stock, and CG&E holds all ULH&P common stock.  Therefore, no public trading market exists for the common stock of CG&E, PSI, and ULH&P.

As of January 31, 2004, Cinergy Corp. had 52,506 shareholders of record.

Cinergy Corp. declared dividends on its common stock of $.46 and $.45 per share for each quarter of 2003 and 2002, respectively.  The quarterly dividends paid to Cinergy Corp. by CG&E and PSI, and to CG&E by ULH&P for the past two years were as follows:

Registrant	Quarter	2003	2002
		(in thousands)

CG&E	First	$47,082	$44,787
	Second	63,100	46,866
	Third	56,473	47,059
	Fourth	61,208	47,197

PSI	First	$30,503	$26,944
	Second	17,837	28,194
	Third	24,984	28,310
	Fourth	20,626	28,394

ULH&P	First	$—	$—
	Second	6,305	2,675
	Third	—	—
	Fourth	—	6,995

On January 15, 2004, the Board of Directors of Cinergy Corp. declared dividends on its common stock of $.47 per share, payable February 15, 2004, to shareholders of record at the close of business on January 30, 2004.

See Note 2(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and

SELECTED FINANCIAL DATA

Supplementary Data” for a brief description of the registrants’ common stock dividend restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
	(in millions, except per share amounts)

Cinergy(1)
Results of Operations:
Operating revenues(2)	$4,416	$4,059	$3,950	$3,752	$3,427
Income before discontinued operations and cumulative effect of changes in accounting principles	435	397	457	400	402
Discontinued operations, net of tax(3)	9	(25)	(15)	(1)	2
Cumulative effect of changes in accounting principles, net of tax(4)	26	(11)	—	—	—
Net income	470	361	442	399	404

Per Share Data:
Earnings per common share (EPS)
Income before discontinued operations and cumulative effect of changes in accounting principles	2.46	2.37	2.87	2.52	2.53
Discontinued operations, net of tax(3)	0.05	(0.15)	(0.09)	(0.01)	0.01
Cumulative effect of changes in accounting principles, net of tax(4)	0.15	(0.06)	—	—	—
Net income	2.66	2.16	2.78	2.51	2.54
EPS - assuming dilution
Income before discontinued operations and cumulative effect of changes in accounting principles	2.43	2.34	2.84	2.51	2.52
Discontinued operations, net of tax(3)	0.05	(0.15)	(0.09)	(0.01)	0.01
Cumulative effect of changes in accounting principles, net of tax(4)	0.15	(0.06)	—	—	—
Net income	2.63	2.13	2.75	2.50	2.53
Dividends declared per share	1.84	1.80	1.80	1.80	1.80

Balance Sheet Data (at end of period):
Total assets from continuing operations	14,114	13,685	12,558	12,604	9,963
Total assets from discontinued operations	5	147	234	197	88
	14,119	13,832	12,792	12,801	10,051
Long-term debt (including amounts due in one year)	4,971	4,188	3,656	2,868	2,998

CG&E
Results of Operations:
Operating revenues(2)	$2,382	$2,137	$2,247	$2,101	$1,914
Income before cumulative effect of changes in accounting principles	300	264	327	267	234
Cumulative effect of changes in accounting principles, net of tax(5)	31	—	—	—	—
Net income	331	264	327	267	234

Balance Sheet Data (at end of period):
Total assets	5,809	5,751	5,559	6,182	5,099
Long-term debt (including amounts due in one year)	1,569	1,690	1,205	1,206	1,206

PSI
Results of Operations:
Operating revenues(2)	$1,603	$1,611	$1,574	$1,512	$1,449
Income before cumulative effect of a change in accounting principle	134	214	162	135	117
Cumulative effect of a change in accounting principle, net of tax(6)	(1)	—	—	—	—
Net income	133	214	162	135	117

Balance Sheet Data (at end of period):
Total assets	5,140	4,539	4,864	4,906	4,087
Long-term debt (including amounts due in one year)	1,720	1,372	1,348	1,113	1,243

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Emerging Issues Task Force Issue 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities required that all gains and losses on energy trading derivatives be presented on a net basis beginning January 1, 2003.  All periods presented have been reclassified for this change in accounting principle.  This resulted in substantial reductions in reported Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense.  However, Operating Income and Net Income were not affected by this change.  For further information see Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

(3)          See Note 14 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further explanation.

(4)          In 2003, Cinergy recognized a gain/(loss) on cumulative effect of changes in accounting principles of $39 million (net of tax) and $(13) million (net of tax) as a result of the reversal of accrued cost of removal for non-regulated generating assets and the change in accounting of certain energy related contracts from fair value to accrual.  In 2002, Cinergy recognized a cumulative effect of a change in accounting principle of $(11) million (net of tax) as a result of an impairment charge for goodwill related to certain of our international assets.

(5)          In 2003, CG&E recognized a gain/(loss) on cumulative effect of changes in accounting principles of $39 million (net of tax) and $(8) million (net of tax) as a result of the reversal of accrued cost of removal for non-regulated generating assets and the change in accounting of certain energy related contracts from fair value to accrual.

(6)          In 2003, PSI recognized a loss on cumulative effect of a change in accounting principle of $(1) million (net of tax) as a result of a change in accounting of certain energy related contracts from fair value to accrual.

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

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis From Continuing Operations

Operating Activities from Continuing Operations

For each of the years ended December 31, 2003, 2002, and 2001, our cash flows from operating activities from continuing operations were as follows:

Net Cash Provided by (Used in) Operating Activities from Continuing Operations

	2003	2002	2001
	(in thousands)

Cinergy(1)	$945,673	$955,802	$723,690
The Cincinnati Gas & Electric Company (CG&E) and subsidiaries	557,761	653,029	343,118
PSI Energy, Inc. (PSI)	246,735	499,047	401,911
The Union Light, Heat and Power Company (ULH&P)	33,061	60,707	47,766

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

For the year ended December 31, 2003, CG&E’s, PSI’s, and ULH&P’s net cash provided by operating activities from continuing operations decreased, as compared to 2002.  CG&E’s decrease is primarily due to unfavorable working capital fluctuations.  PSI’s decrease is largely due to a decrease in net income after adjusting for non-cash items such as depreciation and a decrease in receivables sold under the receivables sale facility.  A significant portion of ULH&P’s decrease is due to unfavorable working capital fluctuations and an increase in deferred costs under the gas cost recovery mechanism.  Cinergy’s change in net cash provided by operating activities for the year ended December 31, 2003 was comparable to 2002.

For the year ended December 31, 2002, Cinergy’s, CG&E’s, PSI’s, and ULH&P’s net cash provided by operating activities from continuing operations increased, as compared to 2001, primarily due to increases in net income after adjusting for non-cash items such as depreciation; favorable working capital fluctuations; and deferred income taxes.  The increase in deferred income taxes, in part, reflects a change in accounting methodology for tax purposes related to capitalized costs, which increased current tax deductions.  Cinergy’s current tax obligations were also reduced by increases in tax credits associated with the production and sale of synthetic fuel.

Financing Activities from Continuing Operations

For each of the years ended December 31, 2003, 2002, and 2001, our cash flows from financing activities from continuing operations were as follows:

Net Cash Provided by (Used in) Financing Activities from Continuing Operations

	2003	2002	2001
	(in thousands)

Cinergy(1)	$(245,128)	$42,689	$827,758
CG&E and subsidiaries	(263,296)	(293,445)	16,841
PSI	90,070	(43,817)	34,723
ULH&P	4,852	(22,026)	(14,678)

(1)          The results of Cinergy also include amounts related to non-registrants.

For the year ended December 31, 2003, Cinergy’s net cash used in financing activities from continuing operations increased, as compared to 2002, primarily due to increases in redemptions of long-term debt and the establishment of funds on deposit from the issuance of debt securities.

CG&E’s net cash used in financing activities from continuing operations decreased during 2003, as compared to 2002, primarily due to a net increase in short-term debt financing.

PSI’s and ULH&P’s net cash provided by financing activities from continuing operations increased during 2003, as compared to 2002.  PSI’s increase was primarily due to capital contributions from Cinergy Corp.  ULH&P’s increase was primarily attributable to increases in short-term debt.

For the year ended December 31, 2002, Cinergy’s net cash provided by financing activities from continuing operations decreased, as compared to 2001.  This decrease was primarily due to the net proceeds received in 2001 from the issuance of Preferred Trust Securities and from new debt issuances, which were used to fund the purchase of new peaking generation facilities and environmental compliance expenditures.  The repayment of both long-term and short-term debt reduced cash proceeds recognized in 2002 from the issuances of common stock and new long-term debt.

CG&E’s, PSI’s, and ULH&P’s net cash used in financing activities from continuing operations increased during 2002, as compared to 2001.  CG&E’s increase reflects a net reduction in debt financing, partially offset by a decrease in dividends paid on common stock.  PSI’s increase primarily reflects the payment of approximately $112 million in common stock dividends in 2002, as compared to 2001, when no common dividends were paid.  ULH&P’s increase primarily reflects the repayment of short-term debt in 2002.

Investing Activities from Continuing Operations

For each of the years ended December 31, 2003, 2002, and 2001, our cash flows used in investing activities from continuing operations were as follows:

Net Cash Provided by (Used in) Investing Activities from Continuing Operations

	2003	2002	2001
	(in thousands)

Cinergy(1)	$(731,537)	$(885,636)	$(1,534,526)
CG&E and subsidiaries	(323,959)	(323,322)	(371,522)
PSI	(332,247)	(454,810)	(436,358)
ULH&P	(39,940)	(38,854)	(35,449)

(1)                                  The results of Cinergy also include amounts related to non-registrants.

For the year ended December 31, 2003, Cinergy’s net cash used in investing activities from continuing operations decreased as compared to 2002, primarily due to decreases in capital expenditures related to environmental compliance programs, and other energy-related investments.  Cinergy also purchased a synthetic fuel production facility during 2002.

PSI’s decrease was primarily due to decreases in capital expenditures for ongoing environmental compliance programs and other construction projects.

CG&E’s and ULH&P’s net cash used in 2003 investing activities from continuing operations was comparable to 2002, reflecting CG&E’s ongoing capital expenditures for environmental compliance programs, the gas main replacement program, and normal construction activity, and ULH&P’s ongoing capital expenditures for the gas main replacement program and normal construction activity.

For the year ended December 31, 2002, Cinergy’s net cash used in investing activities from continuing operations decreased, as compared to 2001.  This decrease was primarily the result of Cinergy’s 2001 acquisition of peaking generation facilities, increased capital expenditures related to environmental compliance programs, and other non-core investments.

CG&E’s, PSI’s, and ULH&P’s net cash used in 2002 investing activities from continuing operations were comparable to 2001, reflecting ongoing construction expenditures.

Capital Requirements

Actual construction and other committed expenditures (including capitalized financing costs) for 2003 and forecasted construction and other committed expenditures for the year 2004 and for the five-year period 2004-2008 (in nominal dollars) are presented in the table below:

Capital and Investment Expenditures

	Actual 2003	Forecasted
		2004	2004-2008
		(in millions)

Cinergy(1)	$800	$756	$4,133
CG&E and subsidiaries	327	302	1,591
PSI(2)	337	336	1,978
ULH&P	40	39	212

(1)                                  The results of Cinergy also include amounts related to non-registrants.

(2)                                  Excludes intercompany purchase of peaking plants from non-regulated affiliates.

This forecast includes an estimate of expenditures to comply with draft regulations requiring reductions in mercury, NOx, and SO2 emissions.  In 2003, we spent $160 million for NOx and other environmental compliance projects.  Forecasted expenditures for environmental compliance projects (in nominal dollars) are approximately $168 million for 2004 and $1.2 billion for the 2004-2008 period.  Approximately 75 percent of these estimated environmental costs would be incurred at regulated coal-fired plants.  See “Air Toxics and Ambient Air Standards” for further discussion.

Environmental Commitment and Contingency Issues

Manufactured Gas Plant (MGP) Sites

In November 1998, PSI entered into a Site Participation and Cost Sharing Agreement with Northern Indiana Public Service Company and Indiana Gas Company, Inc. related to contamination at MGP sites, which PSI or its predecessors previously owned.  Until investigation and remediation activities have been completed on the sites, we are unable to reasonably estimate the total cost and impact on our financial position or results of operations.  In relation to the MGP claims, PSI also filed suit against its general liability insurance carriers.  Subsequently, PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.  At the present time, PSI cannot predict the outcome of this litigation.  See Note 11(a)(iii) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information on MGP Sites.

Regional Haze

The United States (U.S.) Environmental Protection Agency (EPA) published the final regional haze rule in July 1999.  This rule established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the U.S.  The ultimate effect of the new regional haze rule could be requirements for (1) newer and cleaner technologies and additional controls on particulates emissions, and (2) reductions in sulfur dioxide (SO2) and NOX emissions from utility sources.  If more utility emissions reductions are required, the compliance cost could be significant.  In August 1999, several industry groups (some of which we are a member) filed a challenge to the regional haze rules with the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals).  In May 2002, the Court of Appeals set aside a portion of the EPA’s rule, holding that the rule improperly forced states to require emissions controls without adequate consideration of an individual source’s impact on visibility impairment.  We currently cannot predict the timing or outcome of the EPA’s response to the Court of Appeals’ ruling.

In July 2001, the EPA proposed guidance to implement portions of the regional haze rule.  This guidance recommends that states require widespread installation of scrubbers to reduce SO2 emissions.  We currently cannot determine whether or how the EPA will modify the scope of this guidance, or whether the states in which we operate will adopt the EPA’s proposed guidance.

Air Toxics and Ambient Air Standards

In December 2003, the EPA issued draft regulations regarding required reductions in mercury emissions from coal-fired power plants.  The draft regulations include two possible alternatives to address emissions reductions.  One alternative would include a cap and trade approach to mercury.  The other would be a source specific reduction in emissions, without a cap and trade approach.  The cap and trade approach would provide a longer compliance horizon and provide more flexible compliance options for coal-fired generators.  The EPA is expected to issue final rules by December 2004.

In December 2003, the EPA also proposed Interstate Air Quality Rules that would require states to revise their State Implementation Plans to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter.  The proposed rule would establish a two-phase, regional cap and trade program for SO2 and NOx.  The proposed rule would affect approximately 30 states, including Ohio, Indiana, and Kentucky.  The proposed rule would require SO2 emissions to be cut approximately 70 percent by 2015 and NOx emissions to be cut approximately 65 percent by 2015.  The EPA is expected to issue final rules by December 2004.

We currently estimate costs associated with the cap and trade approach to mercury, SO2 and NOx emissions reductions to be approximately $1.2 billion over the next five years.  These costs have been included in our forecasted capital expenditures discussed previously in “Capital Requirements”.  Approximately 75 percent of these estimated environmental costs would be incurred at regulated coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  Costs associated with the source specific approach to mercury emissions reductions may be higher, depending on the type of program the EPA finalizes and the stringency and timing of the ultimate requirements.  Due to these uncertainties, we are unable to predict the magnitude of those costs at this time.

In 1997, the EPA revised the NAAQS for ozone and fine particulate matter.  The EPA is under a court-ordered deadline to make final state ozone non-attainment area designations by April 15, 2004, and fine particulate area designations by December 15, 2004.  Several counties in which we operate have been tentatively designated (by their respective states) as being in non-attainment with the new ozone standard, and several are likely to be designated as non-attainment with the fine particulate standard.  Cinergy cannot predict the timing or effect of the ozone non-attainment designations at this time.

Global Climate Change

In September 2003, Cinergy announced an internal voluntary greenhouse gas (GHG) management goal to reduce its GHG emissions by 2010.  Cinergy expects to spend $21 million between 2004 and 2010 on projects to reduce or offset its GHG emissions.  Cinergy’s goal is to support the President’s voluntary initiative, to address shareholder interest in the issue, and to build internal expertise in GHG management and GHG markets.

Our plan for managing the potential risk and uncertainty of regulations relating to climate change includes the following:

•                  implementing an internal voluntary goal to reduce Cinergy’s GHG emissions five percent below Cinergy’s 2000 baseline emission levels by 2010 and maintaining those levels through 2012;

•                  measuring and inventorying company related sources of GHG emissions;

•                  identifying and pursuing cost-effective GHG emission reduction and offsetting activities;

•                  funding research of more efficient and alternative electric generating technologies;

•                  funding research to better understand the causes and consequences of climate change; and

•                  encouraging a global discussion of the issues and how best to manage them.

Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 80 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI, should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.  See Note 11(a)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of asbestos claims and related cases.

Pension and Other Postretirement Benefits

Cinergy maintains qualified defined benefit pension plans covering substantially all U.S.

employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and debt securities.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).  Although mitigated by strong performance in 2003, ongoing retiree payments and the decline in market value of the investment portfolio in 2002 have reduced assets held in trust to satisfy plan obligations.  Additionally, decreases in long-term interest rates have had the effect of increasing the liability used for funding purposes.  As a result of these events, our near term funding targets have increased substantially.  Cinergy has adopted a five-year plan to reduce, or eliminate, the unfunded pension obligation initially measured as of January 1, 2003.  This unfunded obligation will be recalculated as of January 1 of each year in the five-year plan.  Such unfunded obligation was calculated as the difference between the liability determined actuarially on an ERISA basis and the market value of plan assets as of January 1, 2003.  The liability used in this calculation is different than the pension liability calculated for accounting purposes reported on Cinergy’s Balance Sheets.  Cinergy’s minimum required contributions in calendar year 2003 were $11 million, as compared to $4 million in calendar year 2002.  Cinergy’s minimum required contributions in calendar year 2004 are expected to be approximately $16 million.  Actual contributions during calendar year 2003 totaled $74 million reflecting additional discretionary contributions of $63 million under the aforementioned five-year plan.  Should Cinergy continue funding under this five-year plan, discretionary contributions in addition to the minimum funding requirements are expected to be $90 million in 2004.  Cinergy may consider making discretionary contributions in 2005 and future periods, however at this time, we are unable to determine the amount of those contributions.  Estimated contributions fluctuate based on changes in market performance of plan assets and actuarial assumptions.  Absent the occurrence of interim events that could materially impact these targets, we will update our expected target contributions annually as the actuarial funding valuations are completed and make decisions about future contributions at that time.

Cinergy sponsors non-qualified pension plans that cover officers, certain key employees, and non-employee directors.  Cinergy’s payments for these non-qualified pension plans are expected to be approximately $8 million in 2004.

We provide certain health care and life insurance benefits to retired U.S. employees and their eligible dependents.  Cinergy’s payments for these postretirement benefits in 2004 are expected to be approximately $27 million.  See Note 9 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information about our pension and other postretirement benefit plans.

Long-term Debt Due Within One Year

Long-term debt due within one year for Cinergy increased $663 million from December 31, 2002 to December 31, 2003.  The primary cause of the increase was the reclassification of Cinergy Corp.’s $200 million 6.125% Debentures due April 15, 2004 and $500 million 6.25% Debentures due September 1, 2004 from Long-term debt to Long-term debt due within one year.

As discussed in Note 4 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”, in September 2003, PSI issued $400 million principal amount of its 5.00% Debentures largely using the proceeds from this issuance for the early redemption of two subordinated promissory notes to Cinergy Corp. totaling $376 million.  Cinergy Corp. plans to use the proceeds to partially fund the maturity of the 6.125% and 6.25% debentures discussed above.  In the interim, Cinergy Corp. has used the proceeds to repay short-term indebtedness.

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

Cinergy has been granted SEC authority under PUHCA to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of December 31, 2003, we had invested or committed to invest $0.8 billion in EWGs and FUCOs, leaving available investment capacity under the order of $2.7 billion.

•                  Qualifying  Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Preferred Trust Securities, Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At December 31, 2003, we had invested and/or guaranteed approximately $0.9 billion of the $1.4 billion available.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the U.S., Canada, and Mexico.  Energy-Related Assets include natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but exclude any assets, facilities or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of December 31, 2003, we did not have any investments in these Energy-Related Assets.

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

At December 31, 2003, we had invested approximately $26 million in these Infrastructure Services companies.

Contractual Cash Obligations

The following table presents Cinergy’s, CG&E’s, PSI’s, and ULH&P’s significant contractual cash obligations:

	Payments Due
Contractual Cash Obligations	2004	2005	2006		2007	2008	There- after	Total
	(in millions)

Cinergy(1)
Capital leases	$5	$6		$6	$6	$8	$24	$55
Operating leases	41	33		26	21	13	37	171
Long-term debt (including amounts due within one year)	835	222	(2)(3)	354	727	550	2,333	5,021
Fuel purchase contracts(4)(7)	671	569		471	465	336	1,374	3,886
Other commodity purchase contracts(5)	21	2		—	—	—	—	23
Qualified Pension Plans(6)	16	—		—	—	—	—	16
Total Cinergy	$1,589	$832		$857	$1,219	$907	$3,768	$9,172

CG&E and subsidiaries
Capital leases	$3	$3		$3	$4	$5	$15	$33
Operating leases	9	8		7	5	4	9	42
Long-term debt (including amounts due within one year)	110	150	(3)	—	100	120	1,126	1,606
Fuel purchase contracts(4)(7)	297	217		113	98	—	—	725
Other commodity purchase contracts(5)	5	—		—	—	—	—	5
Total CG&E and subsidiaries	$424	$378		$123	$207	$129	$1,150	$2,411

PSI
Capital leases	$2	$2		$2	$3	$4	$9	$22
Operating leases	10	9		9	8	7	17	60
Long-term debt (including amounts due within one year)	—	52	(2)	326	266	44	1,043	1,731
Fuel purchase contracts(4)(7)	356	352		358	367	336	1,374	3,143
Total PSI	$368	$415		$695	$644	$391	$2,443	$4,956

ULH&P
Capital leases	$1	$1		$1	$1	$1	$3	$8
Long-term debt (including amounts due within one year)	—	—		—	—	20	35	55
Total ULH&P	$1	$1		$1	$1	$21	$38	$63

(1)	Includes amounts for non-registrants.

(2)	Includes PSI’s 6.50% Debentures due August 1, 2026, reflected as maturing in 2005, as the interest rate is due to reset on August 1, 2005.

(3)	Includes CG&E’s 6.90% Debentures due June 1, 2025, reflected as maturing in 2005, as the debentures are putable to CG&E at the option of the holders on June 1, 2005.

(4)	Some fuel purchase contracts contain price re-opener provisions that may be exercised upon mutual agreement of the parties or upon unilateral action by a party.

(5)

Includes long term contracts accounted for on an accrual basis.  See the Changes in Fair Value table in “Market Risk Sensitive Instruments and Positions” for disclosure of energy trading contracts that are accounted for at fair value.

(6)

Represents only Cinergy’s minimum required contributions.  Although not required, Cinergy intends to contribute an additional $90 million in 2004 to strengthen the funding status of the plan.  Minimum required contributions for future periods are not yet known.  See “Pension and Other Postretirement Benefits” for further details regarding potential future cash payments under Cinergy’s pension and other postretirement benefit plans.

(7)	Subsequent to the year ended December 31, 2003, Cinergy, CG&E, and PSI executed fuel purchase contracts with aggregate contractual cash obligations of the following:

	2004	2005	2006	2007
CG&E	11	41	27	28
PSI	22	20	19	20
Cinergy	33	61	46	48

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of December 31, 2003, we had $693 million outstanding under the guarantees issued, of which approximately 90 percent represents guarantees of obligations reflected on Cinergy’s Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 11(c)(vii) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our December 31, 2003 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $73 million in collateral related to its gas and power trading operations, of which $32 million is related to CG&E.

Capital Resources

Cinergy, CG&E, PSI, and ULH&P meet current and future capital requirements through:

•                  internally generated funds;

•                  cash and cash equivalents on hand;

•                  issuance of debt and equity securities;

•                  bank financing under new and existing facilities; and

•                  monetization of assets.

Cinergy, CG&E, PSI, and ULH&P believe that they have adequate financial resources to meet their future needs.

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and from the Public Utilities Commission of Ohio (PUCO).  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The PUCO has regulatory jurisdiction over the issuance of short-term debt by CG&E.

	Short-term Regulatory Authority December 31, 2003
	(in millions)
	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$146
CG&E and subsidiaries	671		49
PSI	600		188
ULH&P	65		45

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

Cinergy Corp.’s short-term borrowing consists primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $1 billion revolving credit facilities and $800 million commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following is a summary of outstanding short-term borrowings for Cinergy, CG&E, PSI, and ULH&P, including variable rate pollution control notes:

	Short-term Borrowings December 31, 2003
	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
			(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$159	$841
Uncommitted lines(1)	40	—	40
Commercial paper(2)		146	654

Operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		193

Non-regulated subsidiaries
Revolving lines	19	10	9		9
Short-term debt		2

Cinergy Total		$351			$850

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		49

CG&E Total		$161

PSI
Uncommitted lines(1)	$60	$—	$60
Pollution control notes		81
Money pool		188

PSI Total		$269

ULH&P
Money pool		$45

ULH&P Total		$45

(1)          Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

(2)          The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines of credit.

(3)          Standby liquidity is reserved against the revolving lines of credit to support the commercial paper program and outstanding letters of credit (currently $146 million and $13 million, respectively).

At December 31, 2003, Cinergy Corp. had $841 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving(1)	April 2004
Direct borrowing		$	$—	$
Commercial paper support			146

Total 364-day facility		600	146	454

Three-year senior revolving(1)	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of credit support			13

Total Three-year facility		400	13	387

Total Credit Facilities		$1,000	$159	$841

(1)          Cinergy Corp. has historically followed the practice of renewing its credit facilities upon expiration.

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

As discussed in Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial

Statements and Supplementary Data”, long-term debt increased in 2003 resulting from the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46).  The debt which was recorded as a result of this new accounting pronouncement did not cause Cinergy Corp. to be in breach of any covenants.

Variable Rate Pollution Control Notes

CG&E and PSI have issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, weekly, or monthly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy, CG&E, and PSI.  At December 31, 2003, CG&E and PSI had $112.1 million and $80.5 million, respectively, outstanding in variable rate pollution control notes, classified as short-term debt.  ULH&P had no outstanding short-term pollution control notes.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.  See Note 6 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information regarding pollution control notes.

Money Pool

Cinergy Corp., Cinergy Services, Inc., and our operating companies participate in a money pool arrangement to better manage cash and working capital requirements.  Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement.  This surplus cash may be from internal or external sources.  The amounts outstanding under this money pool arrangement are shown as a component of Notes receivable from affiliated companies and/or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P.  Any money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

Operating Leases

We have entered into operating lease agreements for various facilities and properties such as computer, communication and transportation equipment, and office space.  See Note 7(a) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information regarding operating leases.

Capital Leases

Our operating companies are able to enter into capital leases subject to the authorization limitations of the applicable state utility commissions.  New financing authority is subject to the approval of the respective commissions.  In May 2002, ULH&P received approval from the Kentucky Public Service Commission (KPSC) to enter into an additional $25 million of capital lease obligations for the period ending December 31, 2004.  In June 2002, PSI received approval from the Indiana Utility Regulatory Commission (IURC) to enter into an additional $100 million of capital lease obligations for the period ending December 31, 2003.  In January 2004, PSI filed a petition for an additional $100 million of capital lease obligations.  In December 2002, CG&E received approval from the PUCO to enter into an additional $74 million of capital lease obligations for the period ending December 31, 2003.  In January 2004, CG&E filed a petition for an extension of capital lease obligations.  See Note 7(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information regarding capital leases.

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana.  The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp.  The respective state utility commissions regulate the issuance of long-term debt by our operating companies.

A summary of our long-term debt authorizations at December 31, 2003, was as follows:

	Authorized	Used		Available
		(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,561		$3,439

CG&E and subsidiaries(2)(3)
State Public Utility Commissions	575	—		575

PSI
State Public Utility Commission(4)	500	483	(5)	17

ULH&P
State Public Utility Commission	75	—		75

(1)          Cinergy Corp., under PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)          CG&E received authority from the PUCO in December 2003 to issue additional long-term debt up to $500 million.

(3)          Includes amounts for ULH&P.

(4)          In January 2004, PSI filed an application with the IURC requesting additional long-term debt issuance authority of up to $500 million.  An IURC decision is expected in the first quarter of 2004.

(5)          Used amount represents issuances, net of redemptions, during the authorization period.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which approximately $574 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $500 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, of which $100 million remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $700 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, of which $300 million remains available for issuance.  In February 2004, CG&E and PSI filed with the SEC to increase the available capacity under their shelf registration statements to $800 million for each company.  ULH&P has effective shelf registration statements with the SEC relating to the issuance of up to $50 million in unsecured debt securities and up to $40 million in first mortgage bonds, of which $30 million in unsecured debt securities and $20 million in first mortgage bonds remain available for issuance.

Off-Balance Sheet Arrangements

Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Off-balance sheet arrangements are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, and reinsurance, or other transactions or arrangements.  The following describes our major off-balance sheet arrangements excluding the investments Cinergy holds in various unconsolidated subsidiaries which are accounted for under the equity method (see Note 1(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”).

(i)                                  Guarantees

Cinergy has entered into various contracts that are classified as guarantees under Interpretation 45.  For further information, see Note 11(c)(vii) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

(ii)                              Retained Interest in Assets Transferred to an Unconsolidated Entity

In February 2002, CG&E, PSI, and ULH&P replaced their existing agreement to sell certain of their accounts receivable and related collections.  Cinergy Corp. formed Cinergy Receivables Company, LLC (Cinergy Receivables) to purchase, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P.  Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying special purpose entity.  CG&E, PSI, and ULH&P each retain an interest in the receivables transferred to Cinergy Receivables.  The sales of receivables are accounted for under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140).  For a more detailed discussion of our sales of accounts receivable, see Note 3(c) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

(iii)                          Derivative Instruments that are Classified as Equity

In 2001, Cinergy Corp. issued approximately $316 million notional amounts of combined securities, a component of which was stock purchase contracts.  These contracts obligate the holder to purchase common shares of Cinergy Corp. stock in February 2005.  Since the stock purchases contracts are detachable and classified in equity the change in their fair value is not recorded in equity or earnings.  For further information see Note 3(b) of the “Notes to the Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

(iv)                            Variable Interest Entities (VIE)

Cinergy holds interests in VIEs, consolidated and unconsolidated, as defined by Interpretation 46.  For further information, see Note 1(q)(iv) and Note 3(a) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Securities Ratings

As of January 31, 2004, the major credit rating agencies rated our securities as follows:

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

(1)          Fitch Ratings (Fitch)

(2)          Moody’s Investors Service (Moody’s)

(3)          Standard & Poor’s Ratings Services (S&P)

The highest investment grade credit rating for Fitch is AAA, Moody’s is Aaal, and S&P is AAA.

The lowest investment grade credit rating for Fitch is BBB-, Moody’s is Baa3, and S&P is BBB-.

A security rating is not a recommendation to buy, sell, or hold securities.  These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity

Under the SEC’s June 2000 Order, Cinergy Corp. is permitted to increase its total capitalization by $5 billion (as previously discussed).  The proceeds from any new issuances will be used for general corporate purposes.

Cinergy Corp. issued approximately 4.6 million shares in 2003, and approximately 3.2 million shares in 2002 to satisfy its obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.

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

As opportunities arise, we will continue to monetize certain non-core investments, which would include our international assets and other technology investments.

MD&A - 2003 RESULTS OF OPERATIONS - HISTORICAL

The Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section.

2003 RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the years ended December 31, 2003 and 2002 were as follows:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2003	2002	2003	2002	2003	2002
	(in thousands)

Electric gross margin	$2,224,936	$2,348,369	$1,214,960	$1,228,005	$994,785	$1,083,218
Gas gross margin	331,673	280,488	245,410	204,534	—	—
Net income	469,772	360,576	331,050	263,696	133,381	214,249

(1)          The results of Cinergy also include amounts related to non-registrants.

Cinergy’s, CG&E’s, and PSI’s electric gross margins decreased for the year ended December 31, 2003 as compared to the same period last year.  Milder weather in 2003 compared to 2002 contributed the most to decreased retail electric margins.  In addition, electric gross margins associated with Cinergy’s natural gas peaking assets decreased in 2003 as compared to 2002.  Partially offsetting these decreases were higher margins from physical and financial trading for Cinergy and CG&E and an increase in rate tariff adjustments associated with certain construction programs at PSI.

Cinergy’s and CG&E’s gas gross margins increased for the year ended December 31, 2003 as compared to the same period last year.  CG&E’s increase resulted primarily from an increase in base rates, as approved by the PUCO in May 2002 and tariff adjustments associated with the gas main replacement program and Ohio excise taxes.  The colder weather in the first quarter of 2003 compared to 2002 also contributed to CG&E’s increased gas margins.  In addition, in the second quarter of 2002 Cinergy Marketing & Trading, LP (Marketing & Trading) began engaging in storage and transportation activities.  Higher gas trading margins as discussed in “Gas Operating Revenues” also contributed to the increase.

Cinergy’s and CG&E’s net income increased for the year as a result of increases in gas gross margins as discussed above and lower Operation and Maintenance Expense primarily a result of the recognition of higher costs in 2002 associated with employee severance programs.  In addition, lower property taxes, primarily resulting from the change in property value assessment in the state of Indiana in 2003, contributed to Cinergy’s increase. Also contributing to Cinergy’s increase was the 2002 write-off of certain investments.  Cinergy’s and CG&E’s increased net income reflects a net gain resulting from the implementation of certain accounting changes which have been reflected as a cumulative effect of changes in accounting principles.  Cinergy’s increased net income also reflects gains realized in 2003 and losses incurred in 2002 from the disposal of discontinued operations and lower income taxes resulting primarily from tax credits associated with the production of synthetic fuel, which began in July 2002.  Offsetting these increases were decreases in the electric gross margins of Cinergy and CG&E.

PSI’s net income decreased as a result of decreases in electric gross margins discussed above.  Offsetting the decrease in electric gross margins was the recognition of higher costs in 2002 associated with employee severance programs.  Partially offsetting PSI’s decrease in net income was lower property taxes as discussed above.

The explanations below follow the line items on the Statement of Income for Cinergy, CG&E, and PSI.  However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

	Cinergy(1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$2,702	$2,785	(3)	$1,337	$1,425	(6)	$1,365	$1,360	—
Wholesale	560	395	42	310	150	N/M	209	211	(1)
Other	121	158	(23)	107	125	(14)	29	40	(28)
Total	$3,383	$3,338	1	$1,754	$1,700	3	$1,603	$1,611	—

(1)          The results of Cinergy also include amounts related to non-registrants.

N/M  Not meaningful to an understanding of the change.

Retail electric operating revenues decreased for Cinergy and CG&E mainly due to milder weather during the summer of 2003.  Cooling degree days were down by 40 percent for CG&E compared to last year.  In addition, Cinergy’s and CG&E’s retail revenues decreased due to migration of customers to a transportation-only tariff, in connection with the Ohio electric customer choice program.

PSI’s retail revenues were relatively flat for the year ended December 31, 2003, as compared to 2002.  The price per megawatt hour (MWh) increased mainly due to increases in rate tariff adjustments associated with the fuel cost recovery program and certain construction programs.  The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.  Offsetting this increase was a decrease in MWh delivered due to a mild summer in 2003.  Cooling degree days were down 38 percent for PSI compared to last year.

Electric wholesale revenues increased for Cinergy and CG&E primarily due to more Cinergy generation capacity that was available for wholesale transactions and lower retail demand.  CG&E’s increase reflects the implementation of the joint operating agreement that allows all new wholesale transactions entered into since April 2002 to be originated on behalf of CG&E.  In addition, Cinergy’s and CG&E’s increase reflects higher margins on physical and financial trading primarily in and around the Midwest.  PSI’s wholesale revenues remained relatively flat mainly due to an increase in the amount of power sold to CG&E and a decline in wholesale third-party transactions due to the implementation of the joint operating agreement as discussed above.  For a further explanation of the power transfers between PSI and CG&E, see Note 1(s)(ii) of the “Notes to Financial Statements” in “Item 8. Financial Statements and

Supplementary Data”.

Other Electric operating revenues for Cinergy, CG&E, and PSI decreased for the year ended December 31, 2003, as compared to 2002.  Cinergy’s and CG&E’s decrease is due primarily to a reduction in third party coal sales.  Cinergy’s, CG&E’s, and PSI’s decrease also reflects lower transmission revenues primarily as a result of changes in the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) operations.

Gas Operating Revenues

	Cinergy(1)			CG&E and subsidiaries
	2003	2002	% Change	2003	2002	% Change
	(in millions)

Retail	$623	$433	44	$623	$433	44
Wholesale	71	68	4	—	—	—
Storage and Transportation	140	86	63	—	—	—
Other	2	3	(33)	5	4	25
Total	$836	$590	42	$628	$437	44

(1)          The results of Cinergy also include amounts related to non-registrants.

Cinergy’s and CG&E’s retail gas operating revenues increased primarily due to a higher price received per thousand cubic feet (mcf) delivered.  The increase in price was primarily the result of the colder weather in the first quarter of 2003, as compared to the same period in 2002, which drove up the demand and the price of natural gas.  CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.  Additionally, the higher price per mcf reflects an increase in CG&E’s base rates, as approved by the PUCO in May 2002, and tariff adjustments associated with the gas main replacement program, gas cost recovery mechanism, and Ohio excise taxes.  Additionally, the amount of mcf delivered to customers increased as a result of colder weather in the first quarter of 2003, as compared to 2002.

Cinergy’s wholesale gas operating revenues (which represent net gains and losses on energy trading derivatives) increased for the year ended December 31, 2003, as compared to 2002, primarily due to an increase in the volatility of natural gas prices in the first quarter of 2003, as compared to the same period in 2002.

Cinergy’s gas storage and transportation operating revenues increased for the year ended December 31, 2003, as compared to 2002, primarily due to an increase in natural gas sold out of storage in 2003.  Marketing & Trading began engaging in significant storage activities at the end of the second quarter of 2002.

Other Revenues

Other revenues for Cinergy increased for the year ended December 31, 2003, as compared to 2002.  This increase was primarily due to the sale of synthetic fuel, which began in July 2002.

Operating Expenses

	Cinergy(1)			CG&E and subsidiaries			PSI
	2003	2002	% Change	2003	2002	% Change	2003	2002	% Change
	(in millions)

Fuel	$1,005	$886	13	$411	$410	—	$547	$443	23
Purchased and exchanged power	153	104	47	128	62	N/M	61	84	(27)
Gas purchased	383	233	64	382	233	64	—	—	—
Gas storage and transportation	121	77	57	—	—	—	—	—	—
Operation and maintenance	1,276	1,292	(1)	511	533	(4)	453	489	(7)
Depreciation	419	405	3	187	196	(5)	184	156	18
Taxes other than income taxes	250	263	(5)	200	198	1	46	57	(19)
Total	$3,607	$3,260	11	$1,819	$1,632	11	$1,291	$1,229	5

(1)           The results of Cinergy also include amounts related to non-registrants.

N/M        Not meaningful to an understanding of the change.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the year ended December 31, 2002, to the year ended December 31, 2003:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel Expense – December 31, 2002	$886	$410	$443

Increase (Decrease) due to changes in:
Price of fuel	23	7	16
Deferred fuel cost	70	—	70
Fuel consumption	18	—	18
Other(2)	8	(6)	—

Fuel Expense – December 31, 2003	$1,005	$411	$547

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Includes costs of third party coal sales.

Deferred fuel cost represents changes in fuel expense associated with PSI’s fuel adjustment charge, which recovers retail fuel costs from customers on a dollar-for-dollar basis.  The fuel adjustment charge is calculated based on the estimated cost of fuel in the next three-month period.  PSI records any under-recovery or over-recovery resulting from these differences as a deferred asset or liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy and CG&E, and decreased for

PSI for the year ended December 31, 2003, as compared to 2002.  The increases for Cinergy and CG&E were primarily the result of increases in price paid per MWh and a lower amount of deferred purchased power cost.  PSI’s decrease is a result of more generation being available to serve PSI native load customers due to the repowering of PSI’s Noblesville station and the addition of two peaking plants as discussed in Note 19 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the year ended December 31, 2003, as compared to 2002, primarily due to an increased average cost per mcf of gas purchased.  In addition, CG&E’s gas customer usage increased approximately ten percent due to colder weather for the year ended December 31, 2003, as compared to the same period last year.  CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Gas Storage and Transportation

Gas storage and transportation expense increased for Cinergy for the year ended December 31, 2003, as compared to 2002, primarily due to an increase in natural gas sold out of storage in 2003.  Marketing & Trading began engaging in significant storage activities at the end of the second quarter of 2002.  Gas storage expense is recognized on our Statements of Income as natural gas is sold from inventory.

Operation and Maintenance

Operation and maintenance expense decreased for Cinergy, CG&E, and PSI for the year ended December 31, 2003, as compared to 2002, primarily as a result of decreased transmission costs largely the result of changes in the Midwest ISO operations, the recognition of higher costs associated with employee severance programs in 2002, and a decrease in employee incentive costs.  Cinergy’s decrease was partially offset by costs associated with the production of synthetic fuel, which began in July 2002, and the charges associated with our resolution of claims with respect to the bankruptcy of Enron Corp.  Cinergy’s, CG&E’s, and PSI’s decrease was partially offset by an increase in maintenance expense for our generating units and overhead lines.

Depreciation

Depreciation expense increased for Cinergy and PSI, and decreased for CG&E for the year ended December 31, 2003, as compared to 2002.  Cinergy’s and PSI’s increase was primarily due to the addition of depreciable plant.  Also contributing to Cinergy’s increase was the addition of the depreciable equipment associated with the production of synthetic fuel.  CG&E’s decrease was primarily attributable to an increase in the estimated useful lives of certain assets resulting from a new depreciation study completed during the third quarter of 2003.  Also contributing to CG&E’s decrease was the discontinuance of accruing costs of removal for generating assets (which was previously included as part of Depreciation expense) as a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset

Retirement Obligations (Statement 143).  See Note 1(q)(iii) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.  Prior periods were not restated for the adoption of Statement 143.

Taxes Other Than Income Taxes

Taxes other than income taxes expense decreased for Cinergy and PSI for the year ended December 31, 2003, as compared to 2002, primarily resulting from lower property taxes partially offset by increased excise taxes.  This decrease is primarily a result of a change in property value assessments in the state of Indiana in 2003.

Miscellaneous Income - Net

Miscellaneous Income - Net increased for Cinergy and CG&E, and decreased for PSI for the year ended December 31, 2003, as compared to 2002.  Cinergy’s increase primarily reflects the 2002 write-offs of certain equipment and technology investments and costs accrued related to the termination of a contract for the construction of combustion turbines.  Also contributing to the increase was the interest income on the notes receivable of two newly consolidated subsidiaries in 2003.  See Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.  Partially offsetting these increases were net gains realized in 2002 from the sale of equity investments in certain renewable energy projects.  Cinergy’s and CG&E’s increase also reflects a gain on the sale of non-utility property.  In addition, CG&E’s increase and PSI’s decrease was a result of a final reconciliation between the two entities of a previous demutualization of a medical insurance carrier used by both companies which was recorded in 2003.

Interest Expense

Interest Expense increased for Cinergy, CG&E, and PSI for the year ended December 31, 2003, as compared to 2002, primarily as a result of an increase in average long-term debt outstanding during the year ended December 31, 2003.  Cinergy’s and CG&E’s increases also reflect charges during 2003 associated with the re-financing of certain debt. Cinergy’s, CG&E’s, and PSI’s increases were partially offset by a decrease in short-term interest rates.  Cinergy’s increase also reflects the additional debt recorded with the consolidation of two new entities and the recognition of a note payable to a trust in accordance with the adoption of Interpretation 46.  See Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Preferred Dividend Requirement of Subsidiary Trust

Preferred Dividend Requirement of Subsidiary Trust decreased for Cinergy for the year ended December 31, 2003, as compared to 2002, as a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in Cinergy’s financial statements.  However, interest expense is still being incurred on a note payable to this trust as discussed above.  See Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.

Income Taxes

The effective income tax rate decreased for Cinergy and increased for PSI for the year ended December 31, 2003, as compared to 2002.  CG&E’s effective income tax rate remained flat for the period.  Cinergy’s decrease was primarily a result of the tax credits associated with the production and sale of synthetic fuel by a non-regulated subsidiary, which began in July 2002.  Cinergy’s effective tax rate for 2003 was approximately 25 percent.  PSI’s increase was primarily a result of the increase in the Indiana state income tax rate.

Discontinued Operations

In 2002, Cinergy sold and/or classified as held for sale, several non-core investments, including renewable and international investments.  During 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the U.S., and substantially sold or liquidated the assets of its energy marketing business in the Czech Republic.  Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets (Statement 144), these investments have been classified as discontinued operations in our financial statements.  See Note 14 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information.

The increase in discontinued operations in 2003 as compared to 2002 is due to the recognition of losses on disposal of foreign investments in 2002 and the recognition of gains on disposal in 2003.

Cumulative Effect of Changes in Accounting Principles

In 2003, Cinergy, CG&E, and PSI recognized Cumulative effect of changes in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement 143, and the rescission of Emerging Issues Task Force (EITF) Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).

In 2002, Cinergy recognized a Cumulative effect of a change in accounting principle, net of tax loss of approximately $11 million as a result of implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).  See Note 1(q)(vi) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the year ended December 31, 2003, in accordance with General Instruction I(2)(a).

Electric and gas gross margins and net income for ULH&P for the year ended December 31, 2003 and 2002, were as follows:

	ULH&P
	2003	2002
	(in thousands)

Electric gross margin	$67,509	$67,122
Gas gross margin	40,298	34,820
Net income	19,029	12,150

Summary of Results

Electric gross margins for ULH&P remained flat for the twelve months ended December 31, 2003 compared to 2002.  Gas gross margins increased for the same period.  The majority of the increase is due to tariff adjustments associated with the gas main replacement program.  The colder weather in the first quarter of 2003 also contributed to this increase.

The increase in net income for the year was primarily due to increased gas gross margins (discussed above).  Also contributing to the increase in net income was the recognition of expenses in 2002 for previously deferred costs that were denied recovery in the final order on ULH&P’s gas rate case, decreases in transmission costs in 2003 (as a result of changes in Midwest ISO operations) and decreases in employee incentives in 2003.  Partially offsetting this increase in net income was increased amortization of demand-side management program costs and increased maintenance costs of ULH&P’s overhead lines.

MD&A - 2002 RESULTS OF OPERATIONS - HISTORICAL

2002 RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the years ended December 31, 2002 and 2001 were as follows:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2002	2001	2002	2001	2002	2001
	(in thousands)

Electric gross margin	$2,348,369	$2,201,081	$1,228,005	$1,215,385	$1,083,218	$942,530
Gas gross margin	280,488	258,368	204,534	199,665	—	—
Net income	360,576	442,279	263,696	326,654	214,249	162,333

(1)          The results of Cinergy also include amounts related to non-registrants.

Increased gross margins were offset by the recognition of costs associated with employee severance programs, charges related to the write-off of certain investments, and higher operating costs.  Increased gross margins were also offset by a cumulative effect of a change in accounting principle related to the implementation of Statement 142.

The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI.  However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)

Retail	$2,785	$2,694	3	$1,425	$1,447	(2)	$1,360	$1,247	9
Wholesale	395	442	(11)	150	140	7	211	301	(30)
Other	158	80	98	125	64	95	40	26	54
Total	$3,338	$3,216	4	$1,700	$1,651	3	$1,611	$1,574	2

(1)          The results of Cinergy also include amounts related to non-registrants.

Retail electric operating revenues increased for Cinergy and PSI reflecting an increased price received per MWh sales due to the changes in rate tariff adjustments associated with demand-side management, Tracker, CWIP, and fuel cost recovery programs.  The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.  PSI also had increased MWh sales attributable to weather and increased customer usage.  CG&E’s retail electric operating revenues decreased slightly for the year ended December 31, 2002, as compared to 2001.  Increased residential sales, primarily attributable to weather, were offset by decreases in price received per MWh and revenue from commercial and industrial customers.  This decrease reflects the migration of such customers to a transportation-only tariff, in connection with the Ohio electric customer choice program.

Cinergy’s wholesale electric operating revenues decrease primarily reflects a reduction in the average price per MWh realized on wholesale transactions related to CG&E’s and PSI’s energy marketing and trading activities.  Additionally, CG&E’s increase and PSI’s decrease in wholesale electric operating revenues reflect the implementation of the new joint operating agreement effective April 2002.  In connection with implementation of the new operating agreement, new wholesale sales transactions entered into since April 2002 were originated on behalf of CG&E.

Other electric operating revenues for Cinergy, CG&E, and PSI increased for the year ended December 31, 2002, as compared to 2001.  Cinergy’s and CG&E’s increase is due primarily to third party coal sales.  Cinergy’s, CG&E’s, and PSI’s increase also reflects transmission revenues associated with the Midwest ISO which began operations in early 2002.

Gas Operating Revenues

	Cinergy(1)			CG&E and subsidiaries
	2002	2001	% Change	2002	2001	% Change
	(in millions)

Retail	$433	$587	(26)	$433	$587	(26)
Wholesale	68	61	11	—	—	—
Storage and transportation	86	—	N/M	—	—	—
Other	3	8	(63)	4	9	(56)
Total	$590	$656	(10)	$437	$596	(27)

(1)                                  The results of Cinergy also include amounts related to non-registrants.

N/M                       Not meaningful to an understanding of this change.

CG&E’s retail gas operating revenues decreased primarily due to a lower price received per mcf delivered.  The lower price reflects a substantial decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated by state law.  Partially offsetting this decrease in retail gas revenues was an increase in CG&E’s base rates approved by the PUCO in May 2002 (See “CG&E Gas Rate Case” in “Results of Operations - Future”).

Cinergy’s wholesale gas operating revenues (which represent net gains and losses on energy trading derivatives) increased for the year ended December 31, 2002 as compared to 2001, primarily due to an increase in basis trading and the volatility of natural gas prices.

Gas storage and transportation operating revenues increased for the year ended December 31, 2002, as compared to 2001.  Marketing & Trading began engaging in significant storage activities in the second quarter of 2002, resulting in increased revenues, which must be presented on a gross revenue basis.

Other Revenues

Other revenues for Cinergy increased for the year ended December 31, 2002, as compared to 2001.  This increase is primarily due to the sale of synthetic fuel, which began in July 2002.

Operating Expenses

	Cinergy(1)			CG&E and subsidiaries			PSI
	2002	2001	% Change	2002	2001	% Change	2002	2001	% Change
	(in millions)

Fuel	$886	$813	9	$410	$332	23	$443	$459	(3)
Purchased and exchanged power	104	201	(48)	62	104	(40)	84	173	(51)
Gas purchased	233	397	(41)	233	397	(41)	—	—	—
Gas storage and transportation	77	—	N/M	—	—	—	—	—	—
Operation and maintenance	1,292	1,008	28	533	442	21	489	413	18
Depreciation	405	367	10	196	187	5	156	149	5
Taxes other than income taxes	263	228	15	198	174	14	57	50	14
Total	$3,260	$3,014	8	$1,632	$1,636	—	$1,229	$1,244	(1)

(1)                                  The results of Cinergy also include amounts related to non-registrants.

N/M                       Not meaningful to an understanding of this change.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the year ended December 31, 2001, to the year ended December 31, 2002:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel Expense – December 31, 2001	$813	$332	$459

Increase (Decrease) due to changes in:
Price of fuel	(8)	(22)	14
Deferred fuel cost	(23)	—	(23)
Fuel consumption	23	30	(7)
Other(2)	81	70	—

Fuel Expense – December 31, 2002	$886	$410	$443

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Includes costs of third party coal sales.

Deferred fuel cost represents changes in fuel expense associated with PSI’s fuel adjustment charge, which recovers retail fuel costs from customers on a dollar-for-dollar basis.  The fuel adjustment charge is calculated based on the estimated cost of fuel in the next three-month period.  PSI records any under-recovery or over-recovery resulting from these differences as a deferred asset or liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense.

Purchased and Exchanged Power

Purchased and exchanged power expense decreased for Cinergy, CG&E, and PSI for the year ended December 31, 2002, as compared to 2001.  Cinergy’s and CG&E’s decrease primarily reflects a reduction in the average price paid per MWh as wholesale electric on-peak commodity prices were approximately 23 percent lower, on average, as compared to 2001.  CG&E’s and PSI’s Purchased and exchanged power expense also reflects the implementation of the new joint operating agreement which began in April 2002, which reduced the amount of intercompany purchases between CG&E and PSI.

Gas Purchased

Gas purchased expense decreased for Cinergy and CG&E for the year ended December 31, 2002, as compared to 2001, primarily due to a decrease in the average cost purchased per mcf for retail customer usage.  Wholesale natural gas commodity spot prices were 16 percent lower on average for the year ended December 31, 2002, as compared to 2001.  CG&E’s wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated by state law.

Gas Storage and Transportation

Gas storage and transportation expense increased for Cinergy for the year ended December 31, 2002, as compared to 2001.  As previously discussed in “Gas Operating Revenues”, Marketing & Trading began engaging in significant storage activities at the end of the second quarter of 2002.  Gas storage expense is recognized on our Statements of Income as natural gas is sold from inventory.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the year ended December 31, 2002, as compared to 2001.  Cinergy’s, CG&E’s, and PSI’s increase reflects the recognition of costs associated with employee severance programs, which began in the second quarter of 2002.  Also contributing to this increase were higher transmission costs, increased costs of employee compensation and benefit programs, and expenditures related to process improvement and performance measurement initiatives.  Cinergy’s and PSI’s increase also reflects increased amortization of demand-side management expenditures.  Additionally, Cinergy’s increase includes costs associated with the production of synthetic fuel, which began in July 2002 and increased operating costs for certain of our non-regulated investments.

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

Miscellaneous Income - Net

Miscellaneous Income - Net decreased for Cinergy for the year ended December 31, 2002, as compared to 2001, primarily reflecting the write-off of technology investments and costs accrued related to the termination of a contract for the construction of combustion turbines.  Partially offsetting this decrease were net gains realized from the sale of equity investments in certain renewable energy projects.

Interest Expense

Interest Expense decreased for Cinergy, CG&E, and PSI for the year ended December 31, 2002, as compared to 2001, primarily as a result of lower interest rates.

Preferred Dividend Requirement of Subsidiary Trust

Preferred dividend requirement of subsidiary trust relates to quarterly payments to be made to holders of Cinergy’s preferred trust securities, which were issued in December 2001.

Income Taxes

The effective income tax rate for Cinergy and PSI decreased for the year ended December 31, 2002, as compared to 2001.  Cinergy’s decrease was primarily a result of the tax credits associated with the production and sale of synthetic fuel, which began in July 2002.  PSI’s variability in effective income tax rates was primarily attributable to changes in state and local income taxes.  CG&E’s effective income tax rate remained relatively flat for the period.

Discontinued Operations

In 2002, Cinergy sold and/or classified as held for sale, several non-core investments.  Pursuant to Statement 144, these investments have been classified as discontinued operations in our financial statements.  See Note 14 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.  The decrease in discontinued operations in 2002 as compared to 2001 is a result of losses recognized on the disposition of foreign investments in 2002.

Cumulative Effect of a Change in Accounting Principle

Cinergy recognized a Cumulative effect of a change in accounting principle of approximately $11 million (net of tax) as a result of an impairment charge for goodwill related to the implementation of Statement 142.  See Note 1(q)(vi) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

MD&A - RESULTS OF OPERATIONS - FUTURE

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, and accounting matters.  Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

Retail Market Developments

Currently, regulatory and legislative initiatives shaping the transition to a competitive retail market are the responsibilities of the individual states.  Many states, including Ohio, have enacted electric utility deregulation legislation.  In general, these initiatives have sought to separate the electric utility service into its basic components (generation, transmission, and distribution) and offer each component separately for sale.  This separation is referred to as unbundling of the integrated services.  Under the customer choice initiative in Ohio, we continue to transmit and distribute electricity; however, the customer can purchase electricity from any available supplier, and we are compensated through a transportation charge.  The following sections further discuss the current status of federal and state energy policies and deregulation legislation in the states of Ohio, Indiana, and Kentucky, each of which includes a portion of our service territory.

Federal Update

Energy Bill

The U.S. House of Representatives (House) passed the Energy Policy Act in April 2003.  The legislation, as passed in the House, included the repeal of the PUHCA, as well as tax incentives for gas and electric distribution lines, and combined heat and power and renewable energy projects.  The U.S. Senate (Senate) Energy and Natural Resources Committee passed its version of comprehensive energy legislation in April 2003.  A conference agreement which merged both the House and Senate versions passed in the House in October 2003, but failed to pass in the Senate.  The legislation can be considered during this session of Congress, however many disputed issues remain and it is unclear whether or not legislation will pass this year.

Clear Skies Legislation

President Bush has proposed environmental legislation that would combine a series of Clean Air Act requirements, including the recently proposed regulations for mercury and particulate matter for coal-fired power plants with a legislative solution that includes trading and specific emissions reductions and timelines to meet those reductions.  The President’s “Clear Skies Initiative” would seek an overall 70 percent reduction in emissions from power plants over a phased-in reduction schedule beginning in 2010 and continuing through 2018.  The Senate Environment and Public Works Committee has held several hearings on the “Clear Skies Initiative” proposal.  It is unclear whether or not this legislation will be considered in 2004.

Ohio

CG&E is in a market development period, transitioning to deregulation of electric generation and a competitive retail electric service market in the state of Ohio.  The transition period is governed by the Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated transition plan adopted and approved by the PUCO.  The Electric Restructuring Bill provides for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

The major features of CG&E’s transition plan include:

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

•                  The creation of a Regulatory Transition Charge (RTC) designed to recover CG&E’s regulatory assets and other transition costs over a ten-year period;

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

Under CG&E’s transition plan, retail customers continue to receive transmission and distribution services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than shopping credits for subsequent switchers in order to stimulate the development of the competitive retail electric service market.

CG&E recovers its generation-related regulatory assets and certain other deferred transition costs through an RTC paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference in the shopping credits provided to retail customers and the wholesale revenues from generation made available by switched customers.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of

CG&E’s electric sales, prices in the wholesale power markets, and the amount of customers switching to other electric suppliers.

In January 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively-bid generation service option required by the Electric Restructuring Bill.  As of December 31, 2002, more than 20 percent of the load of CG&E’s commercial and industrial customer classes had switched to other electric suppliers, and the other public authorities group was at 19.95 percent at December 31, 2003.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.

In December 2003, the PUCO issued an order that the CG&E application filed in January 2003 would proceed to a hearing and be consolidated with CG&E’s application to defer certain administrative transmission charges and the application to defer costs of capital investments made to their transmission and distribution system during the market development period.  As part of this order, the PUCO requested that CG&E file a rate stabilization plan to mitigate the effects of market based pricing on retail customers while the competitive retail electric market continues to mature.  In response to this request, on January 26, 2004, CG&E filed an offer of settlement, including an electric reliability and rate stabilization plan.  In this proposal, CG&E has also asked to end the market development period for all customers effective December 31, 2004.

The major features of CG&E’s electric reliability and rate stabilization plan include:

•                  The market development period would end for all customers on December 31, 2004;

•                  CG&E would begin to collect a non-bypassable Provider of Last Resort (POLR) charge from all customers effective January 1, 2005.  This charge could be increased by up to 10 percent of CG&E’s generation charge each year from 2005 through 2008;

•                  CG&E would offer its current generation rates as its market based rates until December 31, 2008;

•                  CG&E would request a transmission and distribution rate increase effective January 1, 2005;

•                  CG&E would begin charging RTC as an explicit wires charge;

•                  PUCO approval of previously requested transmission and distribution deferrals and cost recovery riders (see “CG&E Transmission and Distribution Rate Filings”);

•                  The five percent generation rate reduction for residential customers would continue through 2008;

•                  Extend recovery of residential RTC from 2008 through 2010.

The POLR charge would allow for recovery of increased costs of fuel and purchased power, transmission congestion, environmental compliance, homeland security, taxes and maintaining an adequate reserve margin.

An evidentiary hearing addressing the issues described above is scheduled for the second quarter of 2004.  At the current time CG&E is unable to predict the outcome of this proceeding or the effects it could have on its results of operations or financial condition.

Indiana

In 2002, Indiana lawmakers anticipated the creation of an Indiana Energy Policy Commission to assist in the creation of a comprehensive energy plan.  However, no such commission was formed and, as a result, there are no current plans for electric deregulation in Indiana.

Kentucky

Throughout 1999, a special Kentucky Electricity Restructuring Task Force (Task Force), convened by the Kentucky legislature, studied the issues of electric deregulation.  In January 2000, the Task Force issued a final report to former Kentucky Governor Paul Patton recommending that lawmakers wait until the 2002 General Assembly before considering any deregulation that would open the state’s electric industry to competition.  The state legislature did not take any action in either 2002 or 2003 to move Kentucky towards electric deregulation.

Other States

At the end of 2000, approximately one half of the states and the District of Columbia had adopted deregulation plans.  However, recent events are significantly influencing political and legislative activity.  At the end of 2001, eight of the states decided to delay or suspend their deregulation activities.  No additional states adopted deregulation plans during 2002 or 2003, and two states repealed their deregulation statutes during 2003.

Retail Supply-Side Actions

In December 2002, the IURC approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Testimonial Staff authorizing PSI’s purchases of the Henry County, Indiana and Butler County, Ohio, gas-fired peaking plants from two non-regulated affiliates.  In February 2003, the FERC issued an order under Section 203 of the Federal Power Act authorizing PSI’s acquisitions of the plants, which occurred on February 5, 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  At this time, the rehearing request is still pending before the FERC, and PSI cannot predict the outcome of this matter.

In July 2003, ULH&P filed an application with the KPSC requesting a certificate of public convenience and necessity to acquire CG&E’s 68.9 percent ownership interest in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio.  In December 2003, the KPSC conditionally approved this application.  The transfer, which will be made at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through at least December 31, 2006.  ULH&P will also seek regulatory approval for aspects of this transaction from the FERC and SEC.  At this time, ULH&P is unable to predict the outcome of this matter.

Other

Under generally accepted accounting principles (GAAP), CG&E, PSI, and ULH&P apply the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71) to the applicable rate-regulated portions of their businesses.  The provisions of Statement 71 allow CG&E, PSI, and ULH&P to capitalize (record as a deferred asset) costs that would normally be charged to expense.  These costs are classified as regulatory assets in the accompanying financial statements, and the majority have been approved by regulators for future recovery from customers through our rates.  As of December 31, 2003, our operating companies have approximately $1 billion of net regulatory assets, of which approximately 90 percent has been approved for recovery.

Except with respect to the generation assets of CG&E, as of December 31, 2003, our operating companies continue to meet each of the criteria required for the application of Statement 71.  However, to the extent other states implement deregulation legislation, the application of Statement 71 will need to be reviewed.  Based on our operating companies’ current regulatory orders and the regulatory environment in which they currently operate, management believes the future recovery of regulatory assets recognized in the accompanying Balance Sheets as of December 31, 2003, is probable.  See Note 1(c) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a further discussion of our regulatory assets.

FERC and Midwest ISO

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

The FERC has also approved the formation of the PJM Interconnection, LLC (PJM) and has ordered the Midwest ISO, PJM, and various other parties to establish certain protocols in an attempt to create a structured, connected market among all utility companies.

Unbundled Adder Service Fees

The FERC issued an order in December 2001, in response to protests of the Midwest ISO’s proposed methodology related to the calculation of its administrative adder fees for the services it provides.  Cinergy and a number of other parties filed protests to the proposed methodology, suggesting, among other things, that the methodology was inconsistent with the transmission owners’ prior agreement with the Midwest ISO and selectively allowed only independent transmission companies to choose which unbundled administrative adder services they wished to purchase from the Midwest ISO.  A partial settlement was reached in the FERC proceeding, resolving the issues addressed by Cinergy’s protest in a manner satisfactory to Cinergy.  The settlement agreement was approved by the FERC in a February 2003 order with implementation initiated on March 1, 2003.  The settlement resulted in approximately $25 million of administrative adder credits to be shared among the Midwest ISO transmission owners and customers responsible for administrative charges.  Cinergy’s share was approximately $3 million.

Standard Electricity Market Design (SMD)

The FERC issued a Notice of Proposed Rulemaking (NOPR) in 2002 on “Remedying Undue Discrimination through Open Access Transmission Service and SMD”.  This NOPR would have required all public utilities with open access transmission tariffs to file modifications to their tariffs to implement FERC’s proposed standardized transmission services and standardized wholesale electric market design.  The FERC has not taken action on this NOPR.  In addition, because we are a member of the Midwest ISO and the Midwest ISO is actively moving forward in an attempt to create a structured market, it is unlikely that the FERC’s SMD NOPR will have a material, if any, effect on our financial position or results of operations.

Day-Ahead and Real-Time Energy Markets

In response to prior FERC orders, in July 2003, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement Day-Ahead and Real-Time Energy Markets and Financial Transmission Rights (Energy Markets Tariff).  In October 2003, the FERC approved a Midwest ISO filing to withdraw this Energy Markets Tariff.  Cinergy anticipates that the Midwest ISO will file a new Energy Markets Tariff at sometime in the future; however, at this time, Cinergy cannot predict the effect any such filing will have on its results of operations.

Significant Rate Developments

PSI Retail Electric Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI has filed initial and rebuttal testimony in this case and the final set of hearings took place in November 2003.  PSI filed its proposed order in December 2003.  Based on updated testimony filed in October 2003 and the proposed order, PSI proposes an increase in annual revenues of approximately $180 million, or an average increase of approximately 14 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is anticipated by the end of the first quarter of 2004.

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

PSI CWIP Ratemaking Treatment for NOX Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  A final order was issued in September 2003.  The order granted substantially all of PSI’s requested relief, leaving only the issue of whether certain specific equipment qualified for CWIP ratemaking treatment to be decided in the first half of 2004.  This CWIP rate mechanism adjustment resulted in less than a one percent increase in customer rates.

In October 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for additional expenditures through September 30, 2003, related to NOX equipment currently being installed at certain PSI generation facilities.  If the application is approved, it will result in the recovery of an additional $7 million.  An order on this third CWIP update case is expected in the first half of 2004.

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

PSI Environmental Compliance Cost Recovery

In 2002, the Indiana General Assembly passed legislation that, among other things, encourages the deployment of advanced technologies that reduce regulated air emissions, while allowing the continued use of high sulfur Midwest coal in existing electric generating plants.  The legislation authorizes the IURC to provide financial incentives to utilities that deploy such advanced technologies.  PSI soughtIURC approval, under this new law, of a cost tracking mechanism for PSI’s NOX equipment-related depreciation and operation and maintenance costs, authority to use accelerated (18-year) depreciation for its NOX compliance equipment, and approval of a NOX emission allowance purchase and sales tracker.  In October 2003, PSI reached a settlement with the other parties to this case that provides for the relief described above for most of PSI’s environmental compliance equipment.  In December 2003, the IURC approved the settlement agreement.  Previously, the majority of these costs (the post-in-service depreciation costs) were being deferred pursuant to the July 2002 CWIP order described above, and as a result, the settlement agreement did not have a material impact on PSI’s results of operations or financial condition.

PSI Purchased Power Tracker

The Tracker was designed to provide for the recovery of costs related to certain specified purchases of power necessary to meet native load customers’ summer peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

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

CG&E Transmission and Distribution Rate Filings

In October 2003, CG&E filed an application with the PUCO seeking deferral of approximately $173 million, of which approximately $42 million has been incurred as of December 31, 2003, in depreciation, property taxes and carrying costs related to net additions to transmission and distribution utility plant in service from January 2001 through December 2005.  Rates are frozen in Ohio under the state’s electric restructuring law from 2001 through the end of the market development period.  CG&E has not deferred any of these costs as of December 31, 2003.

CG&E is proposing a mechanism to recover costs related to net additions to transmission and distribution utility plant in service after the end of the market development period.  The mechanism would work in a similar manner to the monthly customer charge the PUCO approved for CG&E’s accelerated natural gas main replacement program, discussed belowin “CG&E Gas Rate Case”, which is adjusted annually based on expenditures in the previous year.

In the alternative electric reliability and rate stabilization proposal that CG&E filed in January 2004 with the PUCO, which is described in more detail in “Ohio” above, CG&E made an alternative proposal to seek deferrals of transmission and distribution utility plant in service from January 2003 through December 2004, for the PUCO to declare an end to the market development period effective December 31, 2004, and for CG&E to file a transmission and distribution base rate case in 2004 to be effective January 1, 2005.  The alternative proposal also includes tracking mechanisms as described in the preceding paragraph, which would recover ongoing transmission and distribution costs.

GAS INDUSTRY

Significant Rate Developments

CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  An order was issued in May 2002, in which the PUCO authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In April 2003, CG&E received approval to increase its rates under the tracking mechanism by $6.5 million.  This increase was effective in May 2003.  CG&E filed another application in January 2004 to increase its rates by approximately $7 million under the tracking mechanism.  CG&E expects that the PUCO will rule on this application in the second quarter of 2004.

ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  Through December 31, 2003, ULH&P has recovered approximately $1.4 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the KPSC’s orders approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 190,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area and 31,000 are in ULH&P’s service area.  Further investigation as to whether any additional SHA risers will need maintenance or replacement is ongoing.  If CG&E and ULH&P determine that replacement of all SHA risers is appropriate, we currently estimate that the replacement cost could be up to approximately $70 million.  CG&E and ULH&P would pursue recovery of this cost through rates.  At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

Gas Prices

Natural gas prices escalated dramatically during the fourth quarter of 2002 and peaked midway through the first quarter of 2003.  These higher natural gas prices moderated throughout the spring and summer of 2003 but for 2004 are expected to remain higher than previous years.  Price movement will be driven by the effects of weather conditions, availability of supply, and changes in demand and storage inventories.  Currently, neither CG&E nor ULH&P profit from changes in the cost of natural gas since natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.  These higher natural gas prices could lead to decreases in the purchase price obtained on receivables sold to Cinergy Receivables due to an increased concern regarding realization of those receivables, however we believe the overall impact will be immaterial.

In July 2003, CG&E filed an application with the PUCO for approval to begin adjusting its gas cost adjustment rates on a monthly basis commencing in September 2003.  In August 2003, the PUCO approved the change from quarterly to monthly. In September 2003, ULH&P filed a similar application with the KPSC for monthly gas cost adjustment rates.  The KPSC approved this change and ULH&P began billing on a monthly basis in December 2003.

In May 2003, ULH&P filed an application with the KPSC requesting approval of a gas procurement-hedging program designed to mitigate the effects of gas price volatility on customers.  In June 2003, the KPSC approved the hedging program through March 31, 2005.  The program will allow the pre-arranging of between 20-75 percent of winter heating season base load gas requirements and up to 50 percent of summer season base load gas requirements.  CG&E similarly hedges its gas procurement costs, however CG&E’s gas procurement-hedging program has not been pre-approved by the PUCO but rather it is subject to PUCO review as part of the normal gas cost recovery process.

CG&E and ULH&P use primarily fixed price forward contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales scope exception, and do not involve hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133).

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Energy Commodities Sensitivity

The transactions associated with Commercial Business Units’ (Commercial) (formerly named the Energy Merchant Business Unit) energy marketing and trading activities give rise to various risks, including price risk.  Price risk represents the potential risk of loss from adverse changes in market price of electricity or other energy commodities.  As Commercial continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

Commercial’s energy marketing and trading activities principally consist of Marketing & Trading’s natural gas marketing and trading operations, Cinergy Global Trading Limited’s (Global Trading) European natural gas and power trading operations, and CG&E’s and PSI’s power marketing and trading operations.

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

Many of the contracts in both the accrual and trading portfolios commit us to purchase or sell electricity, natural gas, and other energy-related products at fixed prices in the future.  The majority of the contracts in the natural gas and other energy-related product portfolios are financially settled contracts (i.e., there is no physical delivery related with these items).  In addition, Commercial also markets and trades over-the-counter option contracts.  The use of these types of commodity instruments is designed to allow Commercial to:

•                  manage and economically hedge contractual commitments;

•                  reduce exposure relative to the volatility of cash market prices;

•                  take advantage of selected arbitrage opportunities; and

•                  originate customized transactions with municipalities and end-use customers.

Commercial structures and modifies its net position to capture the following:

•                  expected changes in future demand;

•                  seasonal market pricing characteristics;

•                  overall market sentiment; and

•                  price relationships between different time periods and trading regions.

At times, a net open position is created or is allowed to continue when Commercial believes future changes in prices and market conditions may possibly result in profitable positions.  Position imbalances can also occur due to the basic lack of liquidity in the wholesale power market.  The existence of net open positions can potentially result in an adverse impact on our financial condition or results of operations.  This potential adverse impact could be realized if the market price of electric power does not react in the manner or direction expected.  Cinergy’s Risk Management Control Policy contains limits associated with the overall size of net open positions for each trading operation and for Cinergy in total.

Value at Risk (VaR)

Commercial measures the market risk inherent in the trading portfolio employing VaR analysis and other methodologies, which utilize forward price curves in electric power and natural gas markets to quantify estimates of the magnitude and probability of future value changes related to open contract positions.  VaR is a statistical measure used to quantify the potential change in fair value of the trading portfolio over a particular period of time, with a specified likelihood of occurrence, due to market movement.  Commercial, through some of our non-regulated subsidiaries, markets physical natural gas and electricity and trades derivative commodity instruments which are usually settled in cash including: forwards, futures, swaps, and options.

Any transaction, whether settled physically or financially, that is accounted for at fair value is included in the VaR calculation.

Our VaR is reported based on a 95 percent confidence interval, utilizing a one-day holding period.  This means that on a given day (one-day holding period) there is a 95 percent chance (confidence level) that our trading portfolio will not change more than the stated amount.  Our VaR model uses the variance-covariance statistical modeling technique and historical volatilities and correlations over the past 21-trading day period.  The average VaR was calculated using an average of trading days over the entire year and the high and low VaR were based on an entire year of trading day calculations.  The market prices used to calculate VaR are obtained from exchanges and over-the-counter markets when available, established pricing models and other factors including market volatility, the time value of money, and location differentials.  The VaR for Cinergy’s trading portfolio is presented in the table below:

VaR Associated with Energy Trading Contracts

	2003		2002
	Trading VaR	Percentage of Operating Income	Trading VaR	Percentage of Operating Income
	(dollars in millions)
95% confidence level, one-day holding period, one-tailed
December 31	$0.6	0.1%	$1.6	0.2%
Average for the twelve months ended December 31	1.3	0.2	2.1	0.3
High for the twelve months ended December 31	3.8	0.7	3.7	0.5
Low for the twelve months ended December 31	0.4	0.1	0.5	0.1

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities for Cinergy, CG&E, and PSI for the years ended December 31, 2003 and 2002 are presented in the table below:

	Change in Fair Value
	2003			2002
	Cinergy(1)	CG&E	PSI	Cinergy(1)	CG&E	PSI
	(in millions)

Fair value of contracts outstanding at the beginning of period	$75	$42	$—	$18	$28	$(7)

Inception value of new contracts when entered(2)	—	—	—	6	5	1

Changes in fair value attributable to changes in valuation techniques and assumptions(3)	1	1	—	14	6	9

Other changes in fair value(4)	127	53	2	89	26	5

Option premiums paid/(received)	(3)	2	—	20	1	—

Accounting Changes(5)

Cumulative effect of changes in accounting principles	(20)	(13)	(1)	—	—	—

Consolidation of previously unconsolidated entities	7	—	—	—	—	—

Contract reclassification(6)	—	—	—	14	18	5

Contract acquisitions(7)	—	—	—	(16)	—	—

Contracts settled	(146)	(65)	(4)	(70)	(42)	(13)

Fair value of contracts outstanding at end of period	$41	$20	$(3)	$75	$42	$—

(1)               The results of Cinergy also include amounts related to non-registrants.

(2)               Represents fair value, recognized in income, attributable to long-term, structured contracts, primarily in power, which is recorded on the date a deal is signed.  These contracts are primarily with end-use customers or municipalities that seek to limit their risk to power price volatility.  While caps and floors often exist in such contracts, the amount of power supplied can vary from hour to hour to mirror the customers’ load volatility.  See Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information regarding inception gains.

(3)               Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.

(4)               Represents changes in fair value recognized in income, primarily attributable to fluctuations in price.  This amount includes both realized and unrealized gains on energy trading contracts.

(5)               See Note 1(q)(iv) and Note 1(q)(vi) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

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

The following are the balances at December 31, 2003 and 2002 of our energy risk management assets and liabilities:

	2003			2002
	Cinergy(1)	CG&E	PSI	Cinergy(1)	CG&E	PSI
	(in millions)

Energy risk management assets - current	$305	$73	$8	$464	$58	$9
Energy risk management assets - non-current	97	37	7	163	65	16

Energy risk management liabilities - current	(296)	(78)	(15)	(408)	(49)	(8)
Energy risk management liabilities - non-current	(65)	(12)	(3)	(144)	(32)	(17)

	$41	$20	$(3)	$75	$42	$—

(1)               The results of Cinergy also include amounts related to non-registrants.

The following table presents the expected maturity of the energy risk management assets and liabilities as of December 31, 2003 for Cinergy, CG&E, and PSI:

	Fair Value of Contracts at December 31, 2003
	Maturing				Total Fair Value
Source of Fair Value(1)	2004	2005-2006	2007-2008	Thereafter
	(in millions)

Cinergy(2)
Prices actively quoted	$(2)	$18	$—	$—	$16

Prices based on models and other valuation methods(3)	11	15	4	(5)	25

Total	$9	$33	$4	$(5)	$41

CG&E
Prices actively quoted	$(12)	$9	$—	$—	$(3)

Prices based on models and other valuation methods(3)	7	14	2	—	23

Total	$(5)	$23	$2	$—	$20

PSI
Prices actively quoted	$(8)	$1	$—	$—	$(7)

Prices based on models and other valuation methods(3)	1	2	1	—	4

Total	$(7)	$3	$1	$—	$(3)

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

(3)               A substantial portion of these amounts include option values.

Concentrations of Credit Risk

Credit risk is the exposure to economic loss that would occur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations.  Specific components of credit risk include counterparty default risk, collateral risk, concentration risk, and settlement risk.

Trade Receivables and Physical Power Portfolio

Our concentration of credit risk with respect to trade accounts receivable from electric and gas retail customers is limited.  The large number of customers and diversified customer base of residential, commercial, and industrial customers significantly reduces our credit risk.  Contracts within the physical portfolio of power marketing and trading operations are primarily with traditional electric cooperatives and municipalities and other investor-owned utilities.  At December 31, 2003, we believe the likelihood of significant losses associated with credit risk in our trade accounts receivable or physical power portfolio is remote.

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Cinergy analyzes net credit exposure and establishes credit reserves based on the counterparties’ credit rating, payment history, and tenor of the outstanding obligation.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk is generally greater than with other commodity trading.

The following tables provide information regarding Cinergy’s, CG&E’s, and PSI’s exposure on energy trading contracts as well as the expected maturities of those exposures.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.

Cinergy(1)

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Net Exposure of Counterparties Greater than 10%
	(in thousands)

Investment Grade(2)	$472,173	$30,545	$441,628	78%	$—
Internally Rated-Investment Grade(3)	108,312	4,546	103,766	19	—
Non-Investment Grade	43,178	38,690	4,488	1	—
Internally Rated-Non-Investment Grade	48,944	35,671	13,273	2	—

Total	$672,607	$109,452	$563,155	100%	$—

	Maturity of Credit Risk Exposure
Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in thousands)

Investment Grade(2)	$425,675	$38,144	$8,354	$472,173
Internally Rated-Investment Grade(3)	108,312	—	—	108,312
Non-Investment Grade	43,178	—	—	43,178
Internally Rated-Non-Investment Grade	48,796	148	—	48,944

Total	$625,961	$38,292	$8,354	$672,607

(1)     Includes amounts related to non-registrants.

(2)     Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.

(3)     Counterparties include a variety of entities, including investor-owned utilities, privately held companies, cities and municipalities.  Cinergy assigns internal credit ratings to all counterparties within our credit risk portfolio, applying fundamental analytical tools.  Included in this analysis is a review of (but not limited to) counterparty financial statements with consideration given to off-balance sheet obligations and assets, specific business environment, access to capital, and indicators from debt and equity capital markets.

CG&E

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Net Exposure of Counterparties Greater than 10%
	(in thousands)

Investment Grade(1)	$119,206	$20,000	$99,206	92%	$—
Internally Rated-Investment Grade(2)	8,077	—	8,077	8	—
Non-Investment Grade	11,640	11,457	183	—	—
Internally Rated-Non-Investment Grade	4,886	4,747	139	—	—

Total	$143,809	$36,204	$107,605	100%	$—

	Maturity of Credit Risk Exposure
Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in thousands)

Investment Grade(1)	$108,724	$10,482	$—	$119,206
Internally Rated-Investment Grade(2)	8,077	—	—	8,077
Non-Investment Grade	11,640	—	—	11,640
Internally Rated-Non-Investment Grade	4,886	—	—	4,886

Total	$133,327	$10,482	$—	$143,809

(1)               Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.

(2)               Counterparties include various cities and municipalities.

PSI

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Net Exposure of Counterparties Greater than 10%
	(in thousands)

Investment Grade(1)	$10,696	$—	$10,696	95%	$—
Internally Rated-Investment Grade(2)	3	—	3	—	—
Non-Investment Grade	1,864	1,324	540	5	—
Internally Rated-Non-Investment Grade	—	—	—	—	—

Total	$12,563	$1,324	$11,239	100%	$—

	Maturity of Credit Risk Exposure
Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in thousands)

Investment Grade(1)	$7,983	$2,713	$—	$10,696
Internally Rated-Investment Grade(2)	3	—	—	3
Non-Investment Grade	1,864	—	—	1,864
Internally Rated-Non-Investment Grade	—	—	—	—

Total	$9,850	$2,713	$—	$12,563

(1)               Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.

(2)               Counterparties include various cities and municipalities.

Financial Derivatives

Potential exposure to credit risk also exists from our use of financial derivatives such as interest rate swaps and treasury locks.  Because these financial instruments are transacted with highly rated financial institutions, we do not anticipate nonperformance by any of the counterparties.

Risk Management

We manage, on a portfolio basis, the market risks in our energy marketing and trading transactions subject to parameters established by our Risk Policy Committee.  Our market and credit risks are monitored by the Global Risk Management function to ensure compliance with stated risk management policies and procedures.  The Global Risk Management function operates independently from the business units, which originate and actively manage the market risk exposures.  Policies and procedures are periodically reviewed to assess their responsiveness to changing market and business conditions.  Credit risk mitigation practices include requiring parent company guarantees, various forms of collateral, and the use of mutual netting/closeout agreements.

Exchange Rate Sensitivity

Cinergy has exposure to fluctuations in exchange rates between the U.S. dollar and the currencies of foreign countries where we have investments.  When it is appropriate we will hedge our exposure to cash flow transactions, such as a dividend payment by one of our foreign subsidiaries.

Interest Rate Sensitivity

Our net exposure to changes in interest rates primarily consists of short-term debt instruments (including net money pool borrowings) and certain pollution control debt.  The following table reflects the different instruments used and the method of benchmarking interest rates, as of December 31, 2003:

Interest Benchmark			2003
			(in millions)

Short-term Bank Loans/Commercial Paper/Money	• Short-term Money Market	Cinergy	$158
Pool	• Commercial Paper	CG&E and subsidiaries	49
	Composite Rate(2)	PSI	188
	• LIBOR(1)	ULH&P	45

Pollution Control Debt	• Daily Market	Cinergy	193
	• Weekly Market	CG&E and subsidiaries	112
	• Auction Rate	PSI	81

(1)               London Inter-Bank Offered Rate (LIBOR)

(2)               30-day Federal Reserve “AA” Industrial Commercial Paper Composite Rate

The weighted-average interest rates on the above instruments at December 31, were as follows:

2003

Short-term Bank Loans/Commercial Paper	1.6%
Money Pool	1.1%
Pollution Control Debt	1.4%

At December 31, 2003, forward yield curves project an increase in applicable short-term interest rates over the next five years.

The following table presents principal cash repayments, by maturity date and other selected information, for each registrant’s long-term fixed-rate debt, other debt, and capital lease obligations as of December 31, 2003:

	Expected Maturity Date
Liabilities	2004	2005		2006	2007	2008	There- after	Total	Fair Value
	(in millions)

Cinergy
Long-term Debt(1)	$810	$202	(4)(5)	$326	$366	$364	$2,169	$4,237	$4,465
Weighted-average interest rate(2)	6.3%	6.8%		6.7%	7.6%	6.5%	5.5%	6.0%

Other(3)	$25	$20		$28	$361	$186	$164	$784	$882
Weighted-average interest rate(2)	6.9%	7.9%		7.0%	6.9%	6.4%	7.1%	6.8%

Capital Leases
Fixed-rate leases	$5	$6		$6	$6	$8	$24	$55	$55
Interest rate(2)	5.5%	5.5%		5.4%	5.4%	5.3%	4.9%	5.2%

CG&E and subsidiaries
Long-term Debt(1)	$110	$150	(5)	$—	$100	$120	$1,126	$1,606	$1,620
Weighted-average interest rate(2)	6.5%	6.9%			6.9%	6.4%	5.3%	5.7%

Capital Leases
Fixed-rate leases	$3	$3		$3	$4	$5	$15	$33	$33
Interest rate(2)	5.4%	5.4%		5.4%	5.3%	5.3%	4.9%	5.2%

PSI
Long-term Debt(1)	$—	$52	(4)	$326	$266	$44	$1,043	$1,731	$1,871
Weighted-average interest rate(2)		6.5%		6.7%	7.8%	6.4%	5.6%	6.2%

Capital Leases
Fixed-rate leases	$2	$2		$2	$3	$4	$9	$22	$22
Interest rate(2)	5.6%	5.5%		5.5%	5.5%	5.4%	4.9%	5.3%

ULH&P
Long-term Debt(1)	$—	$—		$—	$—	$20	$35	$55	$61
Weighted-average interest rate(2)						6.5%	7.8%	7.3%

Capital Leases
Fixed-rate leases	$1	$1		$1	$1	$1	$3	$8	$8
Interest rate(2)	5.6%	5.6%		5.5%	5.5%	5.4%	5.0%	5.3%

(1)	Long-term Debt includes amounts reflected as Long-term debt due within one year.
(2)

The weighted-average interest rate is calculated as follows:  (1) for Long-term Debt and Other, the weighted-average interest rate is based on the interest rates at December 31, 2003 of the debt that is maturing in the year reported and includes the effects of interest rate swaps that fix or float the interest payments differently from the stated rate; and (2) for Capital Leases, the weighted-average interest rate is based on the average interest rate of the lease payments made during the year reported.

(3)

Long-term Debt related to investments under Cinergy Global Resources, Inc., Cinergy Investments, Inc., and debt related to CC Funding Trust.  See Note 3(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of the debt associated with this trust.

(4)	Includes PSI’s 6.50% Debentures due August 1, 2026, reflected as maturing in 2005, as the interest rate is due to reset on August 1, 2005.
(5)	Includes CG&E’s 6.90% Debentures due June 1, 2025, reflected as maturing in 2005, as the debentures are putable to CG&E at the option of the holders on June 1, 2005.

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

Under the provisions of the swap, which has a notional amount of $100 million, CG&E pays a fixed-rate and receives a floating-rate through October 2007.  This swap qualifies as a cash flow hedge under the provisions of Statement 133.  As the terms of the swap agreement mirror the terms of the debt agreement that it is hedging, we anticipate that this swap will continue to be effective as a hedge.  Changes in fair value of this swap are recorded in Accumulated other comprehensive income (loss), beginning with our adoption of Statement 133 on January 1, 2001.  Cinergy Corp. has three outstanding interest rate swaps with a combined notional amount of $250 million.  Under the provisions of the swaps, Cinergy Corp. will receive fixed-rate interest payments and pay floating-rate interest payments through September 2004.  These swaps qualify as fair value hedges under the provisions of Statement 133.  We anticipate that these swaps will continue to be effective as hedges.  See Note 1(k) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information on financial derivatives.  In the future, we will continually monitor market conditions to evaluate whether to modify our level of exposure to fluctuations in interest rates.

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

Fair Value Accounting for Energy Marketing and Trading

We use fair value accounting for energy trading contracts, which is required, with certain exceptions, by Statement 133.  We designate these contracts as either trading or non-trading at the time they are originated in accordance with EITF Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading

and Risk Management Activities (EITF 02-3).  Short-term contracts used in our trading activities are generally priced using exchange based or over-the-counter price quotes.  Long-term contracts typically must be valued using model pricing due to the lack of actively quoted prices.  The period for which actively quoted prices are available varies by commodity and pricing point, but is generally shorter for electricity than gas.  Use of model pricing requires estimation surrounding factors such as volatility and future price expectations beyond the actively quoted portion of the price curve.  In addition, some contracts do not have fixed notional amounts and therefore must be valued using estimates of volumes to be consumed by the counterparty.  See “Changes in Fair Value” for additional information.

We measure these risks by using complex valuation tools, both external and proprietary, which allow us to model prices for periods for which active quotes are unavailable.  These models are dynamic and are continuously updated with the most recent data to improve estimates of future expectations.  We measure risks for contracts that do not contain fixed notional amounts by obtaining historical data and projecting expected consumption.  These models incorporate expectations surrounding the impacts that weather may play in future consumption.  The results of these measures assist us in managing such risks within our portfolio.  We also have a Global Risk Management function within Cinergy that is independent of the marketing and trading function and is under the oversight of a Risk Policy Committee comprised primarily of senior company executives.  This group provides an independent evaluation of both forward price curves and the valuation of energy contracts.  See “Value at Risk” for additional information.

There is inherent risk in valuation modeling given the complexity and volatility of energy markets.  Fair value accounting has risk, including its application to short-term contracts, as gains and losses recorded through its use are not yet realized.  Therefore, it is possible that results in future periods may be materially different as contracts are ultimately settled.  However, we monitor potential losses using VaR analysis.  Our one-day VaR at December 31, 2003 was approximately $0.6 million.

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

Retail Customer Revenue Recognition

Our retail revenues include amounts that are not yet billed to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenues we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is billed.  Related receivables are sold under the accounts receivable sales agreement and therefore are not reflected on our Balance Sheets.  See Note 1(d)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(in millions)

Cinergy	$176	$153	$172
CG&E and subsidiaries	112	89	104
PSI	64	64	68
ULH&P	20	15	18

Regulatory Accounting

CG&E, PSI, and ULH&P are regulated utility companies.  Except with respect to the electric generation-related assets and liabilities of CG&E, the companies apply the provisions of Statement 71.  In accordance with Statement 71, regulatory actions may result in accounting treatment different from that of non-rate regulated companies.  The deferral of costs (as regulatory assets) or amounts provided in current rates to cover costs to be incurred in the future (as regulatory liabilities) may be appropriate when the future recovery or refunding of such costs is probable.  In assessing probability, we consider such factors as regulatory precedent and the current regulatory environment.  To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be recognized in current period earnings.  Our deferrals under the fuel adjustment clause recovery mechanism at PSI involve the use of estimates.  Fuel costs, including purchased power when economically displacing fuel, must be allocated between PSI’s retail customers and wholesale customers, with the lowest costs allocated to retail customers.  This process is complex and involves the use of estimates that when finalized in future periods may result in adjustments to amounts deferred and collected from customers.

At December 31, 2003, regulatory assets totaled $595 million for CG&E (including $13 million for ULH&P) and $417 million for PSI.  Current rates include the recovery of $587 million for CG&E (including $12 million for ULH&P) and $317 million for PSI.  Of the $100 million not yet approved for recovery by PSI, $42 million relates to reorganization costs incurred in connection with the merger with CG&E.  Deferral of these costs for inclusion in PSI’s current rate case was previously authorized by the IURC.  PSI has requested recovery of these costs in its pending rate case and a decision by the IURC is expected to be made in the first quarter of 2004.  Should the IURC deny recovery of those costs, a charge to current period earnings would be required.  In addition to the regulatory assets, CG&E and PSI have regulatory liabilities totaling $155 million (including $27 million for ULH&P) and $336 million at December 31, 2003, respectively.  See Note 1(c) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional detail regarding regulatory assets and regulatory liabilities.

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

In accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (Statement 87), changes in pension obligations associated with the above factors may not be immediately recognized as pension costs on the Statements of Income, but may be deferred and amortized in the future over the average remaining service period of active plan participants to the extent that Statement 87 recognition provisions are triggered.  For the years ended December 31, 2003, 2002, and 2001, we recorded pension costs for our defined benefit pension plans (including early retirement program costs recognized in accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88)) of approximately $62 million, $68 million, and $32 million, respectively.

Cinergy’s pension plan assets are principally comprised of equity and debt investments.  Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods.  Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

In selecting our discount rate assumption, we considered rates of return on high-quality corporate debt instruments that are expected to be available through the maturity dates of the pension benefits.  Our expected long-term rate of return on plan assets is based on a calculation provided by an independent investment-consulting firm.  Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of 60 percent equity investments and 40 percent debt investments.  Our 60 percent equity investment target includes allocations to domestic, developed international, and emerging markets equities.  Our asset allocation is designed to achieve a moderate level of overall portfolio risk in keeping with Cinergy’s desired risk objective.  We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation as appropriate.

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

Based on our assumed long-term rate of return of 8.5 percent, discount rate of 6.25 percent, and various other assumptions, we estimate that our pension costs associated with our defined benefit pension plans will increase from $53 million (excluding Statement 88 costs) in 2003 to approximately $66 million in 2004.  Modifying the expected long-term rate of return on our pension plan assets by .25 percent, and holding all other assumptions constant, would change

2004 pension costs by approximately $2 million.  Lowering the discount rate assumption by .25 percent, and holding all other assumptions constant, would change 2004 pension costs by approximately $5 million.

Other postretirement benefit costs are impacted by employee demographics, per capita claims costs, and health care cost trend rates.  Other postretirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including the discount rates used in determining the accumulated postretirement benefit obligation and the postretirement benefit costs.  In accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (Statement 106), changes in postretirement benefit obligations associated with these factors may not be immediately recognized as postretirement benefit costs but may be deferred and amortized in the future over the average remaining service period of active plan participants to the extent that Statement 106 recognition provisions are triggered.  For the years ended December 31, 2003, 2002, and 2001, we recorded other postretirement benefit costs of approximately $35 million, $29 million, and $27 million, respectively, in accordance with the provisions of Statement 106.  Based upon a discount rate of 6.25 percent and various other assumptions, we estimate that our other postretirement benefit costs will increase from $35 million in 2003 to approximately $38 million in 2004.

See Note 9 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for information on the effects of FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Income Taxes

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets.  We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize deferred tax assets.  Failure to achieve forecasted taxable income might affect the ultimate realization of deferred tax assets.

Legal and Environmental Contingencies

When it is probable that an environmental or other legal liability has been incurred, a loss is recognized assuming the amount of the loss can be reasonably estimated.  Estimates of the probability and the amount of loss are often made based on currently available facts, present laws and regulations, and consultation with third-party experts.  Accounting for contingencies requires significant judgment by management regarding the estimated probabilities and ranges of exposure to potential liability.  Management’s assessment of Cinergy’s exposure to contingencies could change to the extent there are additional future developments, administrative actions, or as more information becomes available.  If actual legal obligations are materially different from our estimates, the recognition of the actual amounts may have a material impact on

Cinergy’s results of operations and financial position.

Impairment of Long-lived Assets

Current accounting standards require long-lived assets be measured for impairment whenever indicators of impairment exist.  If deemed impaired under the standards, assets are written down to fair value with a charge to current period earnings.  As a producer of electricity, Cinergy, CG&E, and PSI are owners of generating plants, which are largely coal-fired.  At December 31, 2003, the carrying value of these generating plants is $5 billion for Cinergy, $2 billion for CG&E and $2 billion for PSI.  As a result of the various emissions and by-products of coal consumption, the companies are subject to extensive environmental regulations and are currently subject to a number of environmental contingencies.  See Note 1(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information.  While we cannot predict the potential affect the resolution of these matters will have on our financial position or results of operations, we believe that the carrying values of these assets are recoverable.  In making this assessment, we consider such factors as the expected ability to recover additional investment in environmental compliance expenditures, the relative pricing of wholesale electricity in the region, the anticipated demand, and the cost of fuel.  We will continue to evaluate these assets for impairment when events or circumstances indicate the carrying value may not be recoverable.

Accounting Changes

Energy Trading

In October 2002, the EITF reached consensus in EITF 02-3, to (a) rescind EITF 98-10, (b) generally preclude the recognition of gains at the inception of new derivatives, and (c) require all realized and unrealized gains and losses on energy trading derivatives to be presented net in the Statements of Income, whether or not settled physically.

The consensus to rescind EITF 98-10 required all energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of approximately $13 million for Cinergy and $8 million for CG&E, which primarily includes the impact of certain coal contracts, gas inventory, and certain gas contracts, which are accounted for at fair value.  We expect this rescission to have the largest ongoing impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase inter-period volatility in reported results of operations.  As a result, we began applying fair value hedge accounting in June 2003 to certain quantities of gas inventory (more fully discussed in Note 1(k)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”) and are further reviewing additional applications for hedge accounting.

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

Derivatives

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the Statements of Cash Flows.  Implementation issues previously cleared by the FASB staff were effective at the time they were cleared and new guidance was effective in the third quarter of 2003.  In connection with our adoption, we reviewed certain power purchase or sale contracts to determine if they met the revised normal purchases and sales scope exception criteria in Statement 149.  If these criteria were not met, the contract was adjusted to fair value.  The impact of adopting Statement 149 was not material to our financial position or results of operations.

In June 2003, the FASB issued final guidance on the use of broad market indices (e.g., consumer price index) in power purchases and sales contracts.  This guidance clarifies that the normal purchases and sales scope exception is precluded if a contract contains a broad market index that is not clearly and closely related to the asset being sold or purchased (or a direct factor in the production of the asset sold or purchased).  The guidance provides criteria that must be met for the index to be considered clearly and closely related.  This guidance, which was effective in the fourth quarter of 2003, was not material to our financial position or results of operations.

Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  Statement 143 prohibits the accrual of estimated retirement and removal costs unless resulting from legal obligations.  Our accounting policy for such legal obligations and for accrued cost of removal for our rate regulated long-lived assets is described in Note 1 (j) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

We adopted Statement 143 on January 1, 2003, and Cinergy and CG&E both recognized a gain of $39 million (net of tax) for the cumulative effect of this change in accounting principle.  Substantially all of this adjustment reflects the reversal of previously accrued cost of removal for CG&E’s generating assets, which do not apply the provisions of Statement 71.  Accrued cost of removal at adoption included $316 million, $25 million, and $146 million of accumulated cost of removal related to PSI’s, ULH&P’s, and CG&E’s utility plant in service assets, respectively, which represent regulatory liabilities after adoption and were not included as part of the cumulative effect adjustment.  The increases in assets and liabilities from adopting Statement 143 were not material to our financial position.

Pro-forma results as if Statement 143 was applied retroactively for the years ended December 31, 2002 and 2001, are not materially different from reported results.

Consolidation of VIEs

In January 2003, the FASB issued Interpretation 46, which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) an entity that has equity investors that do not have voting rights or do not absorb losses or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003 for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003 for traditional SPEs and to March 31, 2004 for all other entities subject to the scope of Interpretation 46.  During this deferral period, the FASB clarified and amended several provisions, much of which is intended to assist in the application of Interpretation 46 to operating entities.  Clarifications were not needed for most traditional SPEs and we therefore elected to implement Interpretation 46 for such entities, as discussed below, in accordance with the original implementation date of July 1, 2003.  Prior period financial statements were not restated for these changes.

Interpretation 46 required us to consolidate two SPEs that have individual power sale agreements to Central Maine Power Company.  Further, we were no longer permitted to consolidate a trust that was established by Cinergy Corp. in 2001 to issue approximately $316 million of combined preferred trust securities and stock purchase contracts.  For further information on the accounting for these entities see Note 3 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Cinergy has concluded that its accounts receivable sale facility, as discussed in Note 3(c) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”, will remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Interpretation 46 and Statement 140.

Cinergy is continuing to evaluate the impact of Interpretation 46 on several operating joint ventures, primarily involved in cogeneration and energy efficiency operations, that we currently do not consolidate.  If all these entities were consolidated, their total assets of approximately $590 million (the majority of which is non-current) and total liabilities of approximately $210 million (which includes long-term debt of approximately $90 million) would be recognized on our Balance Sheets.  Cinergy’s current investment in these entities is approximately $200 million.  We also guarantee certain performance obligations of these entities with an estimated maximum potential exposure of approximately $40 million, as disclosed in Note 11(c)(vii) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.  If any of these entities are required to be consolidated, they will be included in the March 31, 2004 consolidated financial statements.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (Statement 150).  Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement.  Statement 150 would have required Cinergy Corp.’s preferred trust securities to be reported as a liability; however, as described more fully in Note 3(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”, the trust holding these securities is no longer permitted to be consolidated and the preferred trust securities are no longer reported on Cinergy’s Balance Sheets.  However, Cinergy’s note payable to the trust is recorded on the Balance Sheets as Long-term debt.  As a result, the impact of adopting Statement 150 was not material to our financial position or results of operations.

As discussed in Note 3(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”, Cinergy Corp. issued forward stock sale contracts that require purchase by the holder of a certain number of Cinergy Corp. shares in February 2005 (stock contracts).  The number of shares to be issued is contingent on the market price of Cinergy Corp. stock, but subject to a predetermined ceiling and floor price.  In October 2003, the FASB staff released an interpretation of Statement 150 that requires an evaluation of these stock contracts to determine whether they constitute a liability, with any changes in accounting required in January 2004.  This interpretation did not have any impact on our current accounting.

Other Matters

Voluntary Early Retirement Programs (VERP)

As a result of the employees accepting a VERP in 2002, Cinergy, CG&E, and PSI recorded expenses of approximately $43 million, $19 million (including $3 million related to ULH&P), and $21 million, respectively.

During 2003, Cinergy offered a VERP and other severance benefits (Severance Programs) to certain non-union and union employees.  As a result of the employees electing the Severance Programs, Cinergy recorded expenses of approximately $14 million during 2003.

Synthetic Fuel Production

In July 2002, Capital & Trading acquired a coal-based synthetic fuel production facility.  As of December 31, 2003, Capital & Trading’s net book value in this facility was approximately $60 million.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the Internal Revenue Service (IRS) in connection with the acquisition of the facility.  To date, Cinergy has produced and sold approximately 4.4 million tons of synthetic fuel at this facility, resulting in approximately $120 million in tax credits, including approximately $80 million in 2003.

In the second quarter of 2003, the IRS announced, as a result of an audit of another taxpayer, that it had reason to question and was reviewing the scientific validity of test procedures and results that were presented as evidence the fuel underwent a significant chemical change.  The IRS recently announced that it has finished its review and has determined that test procedures and results used by taxpayers may be scientifically valid if the procedures are applied in a consistent and unbiased manner.  The IRS also announced that it plans to impose new testing and record-keeping requirements on synthetic fuel producers and plans to issue guidance extending these requirements to taxpayers already holding private letter rulings on the issue of significant chemical change.  Cinergy believes that any new testing or record-keeping requirements imposed by the IRS will not have a material effect on our financial position or results of operations.

Patents

Ronald A. Katz Technology Licensing, L.P. (RAKTL) has offered us a license to a portfolio of patents claiming that the patents may be infringed by certain products and services utilized by us.  The patents purportedly relate to various aspects of telephone call processing in Cinergy call centers.  As of this date, no legal proceedings have been instituted against us, but if the RAKTL patents are valid, enforceable and apply to our business, we could be required to seek a license from RAKTL or to discontinue certain activities.  We are currently considering this matter, but lack sufficient information to assess the potential outcome at this time.

PUCO Review of Financial Condition of Ohio Regulated Utilities

In October 2002, as the result of financial problems experienced by certain public utility companies and the existing state of the economy, the PUCO issued an order initiating a review of, and requesting comments with respect to, the financial condition of the 19 large public utilities (gas, electric, and telecommunication) serving Ohio customers, including CG&E.  The PUCO intends to identify available measures to ensure that the regulated operations of the Ohio public utilities are not adversely impacted by the parent or affiliate companies’ non-regulated operations.  CG&E filed comments stating that the PUCO has sufficient authority to adequately regulate the financial condition of public utilities.  In January 2004, the PUCO staff filed their recommendations on the measures to be used to address the PUCO’s concerns, focusing on such areas as dividend distributions, cost of capital, and restrictions on non-regulated investments, loans, and guarantees.  CG&E cannot predict the outcome of this matter at this time.

Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous other energy companies.  The CFTC request sought certain information regarding our trading activities, including price reporting to energy industry publications.  The CFTC sought particular information concerning these matters for the period May 2000 through January 2001 as to one of Cinergy’s employees.  Based on an initial review of these matters, we placed that employee on administrative leave and have subsequently terminated his employment.  Cinergy is continuing an investigation of these matters, including whether price reporting inconsistencies occurred in our operations, and has been cooperating fully with the CFTC.

In August 2003, Cinergy, along with 38 other companies, was named as a defendant in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000 and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Two similar lawsuits have subsequently been filed, and these three lawsuits have been consolidated for pretrial purposes.  Plaintiffs filed a consolidated class action complaint in January 2004.  We believe this action is without merit and intend to defend this lawsuit vigorously; however, we cannot predict the outcome of this matter at this time.

In the second quarter of 2003, Cinergy received initial and follow-up third-party subpoenas from the SEC requesting information related to particular trading activity with one of its counterparties who was the target of an investigation by the SEC.  Cinergy has fully cooperated with the SEC in connection with this matter.  In January 2004, Cinergy received a grand jury subpoena from the Assistant United States Attorney in the Southern District of Texas for information relating to the same trading activities being investigated by the SEC.  Specifically, the Assistant United States Attorney has requested information relating to communications between a former employee and another energy company.  We understand that we are neither a target nor are we under investigation by the Department of Justice in relation to these communications.

At this time, it is not possible to predict the outcome of these investigations and litigation or their impact on Cinergy’s financial position or results of operations; although, in the opinion of management, they are not likely to have a material adverse effect on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Cinergy Corp.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Cinergy Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinergy Corp. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 Cinergy Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations;” Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities;” Emerging Issues Task Force Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities;” and the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.”  In 2002, Cinergy Corp. adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

Cincinnati, Ohio

February 16, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of The Cincinnati Gas & Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of The Cincinnati Gas & Electric Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Cincinnati Gas & Electric Company and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 The Cincinnati Gas & Electric Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” and Emerging Issues Task Force Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

Deloitte & Touche LLP

Cincinnati, Ohio
February 16, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of PSI Energy, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of PSI Energy, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PSI Energy, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 PSI Energy, Inc. adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” and Emerging Issues Task Force Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

Deloitte & Touche LLP

Cincinnati, Ohio
February 16, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of The Union Light, Heat and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of The Union Light, Heat and Power Company as of December 31, 2003 and 2002, and the related statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Union Light, Heat and Power Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 The Union Light, Heat and Power Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Deloitte & Touche LLP

Cincinnati, Ohio
February 16, 2004

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

	2003	2002	2001
	(dollars in thousands, except per share amounts)

Operating Revenues (Note 1(q)(i))
Electric	$3,383,132	$3,338,068	$3,215,652
Gas	835,507	590,471	655,678
Other	197,238	130,813	78,246
Total Operating Revenues	4,415,877	4,059,352	3,949,576

Operating Expenses
Fuel and purchased and exchanged power (Note 1(q)(i))	1,158,196	989,699	1,014,571
Gas purchased (Note 1(q)(i))	503,834	309,983	397,310
Operation and maintenance	1,276,453	1,291,589	1,008,133
Depreciation	419,098	405,487	366,648
Taxes other than income taxes	249,746	263,002	227,652
Total Operating Expenses	3,607,327	3,259,760	3,014,314

Operating Income	808,550	799,592	935,262

Equity in Earnings of Unconsolidated Subsidiaries	15,201	15,261	1,494
Miscellaneous Income - Net	38,156	12,402	40,404
Interest Expense	268,602	243,099	258,723
Preferred Dividend Requirement of Subsidiary Trust (Note 3(b))	11,940	23,832	1,067

Income Before Taxes	581,365	560,324	717,370

Income Taxes (Note 10)	143,508	160,255	257,308
Preferred Dividend Requirements of Subsidiaries	3,433	3,433	3,433

Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	434,424	396,636	456,629

Discontinued operations, net of tax (Note 14)	8,886	(25,161)	(14,350)
Cumulative effect of changes in accounting principles, net of tax (Note 1(q)(vi))	26,462	(10,899)	—
Net Income	$469,772	$360,576	$442,279

Average Common Shares Outstanding	176,535	167,047	159,110

Earnings Per Common Share (Note 16)
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	$2.46	$2.37	$2.87
Discontinued operations, net of tax	0.05	(0.15)	(0.09)
Cumulative effect of changes in accounting principles, net of tax	0.15	(0.06)	—
Net Income	$2.66	$2.16	$2.78

Earnings Per Common Share - Assuming Dilution (Note 16)
Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	$2.43	$2.34	$2.84
Discontinued operations, net of tax	0.05	(0.15)	(0.09)
Cumulative effect of changes in accounting principles, net of tax	0.15	(0.06)	—
Net Income	$2.63	$2.13	$2.75

Dividends Declared Per Common Share	$1.84	$1.80	$1.80

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31
	2003	2002
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$169,120	$200,112
Restricted deposits (Note 6)	92,813	3,092
Notes receivable, current (Note 5)	189,854	135,873
Accounts receivable less accumulated provision for doubtful accounts of $7,884 at December 31, 2003, and $16,368 at December 31, 2002 (Note 3(c))	1,074,518	1,280,810
Materials, supplies, and fuel (Note 1(g))	321,658	319,454
Energy risk management current assets (Note 1(k)(i))	305,058	464,028
Prepayments and other	89,576	107,086
Total Current Assets	2,242,597	2,510,455

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 19)	9,732,123	8,669,045
Construction work in progress	275,459	469,300
Total Utility Plant	10,007,582	9,138,345
Non-regulated property, plant, and equipment (Note 19)	4,527,943	4,667,940
Accumulated depreciation (Note 1(q)(iii))	4,908,019	4,639,713
Net Property, Plant, and Equipment	9,627,506	9,166,572

Other Assets
Regulatory assets (Note 1(c))	1,012,151	1,022,696
Investments in unconsolidated subsidiaries	494,520	417,188
Energy risk management non-current assets (Note 1(k)(i))	97,334	162,773
Notes receivable, non-current (Note 5)	213,853	—
Other investments	184,044	163,851
Goodwill	43,717	43,717
Other intangible assets	1,632	2,059
Other	197,351	195,867
Total Other Assets	2,244,602	2,008,151

Assets of Discontinued Operations (Note 14)	4,501	147,265

Total Assets	$14,119,206	$13,832,443

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31
	2003	2002
	(dollars in thousands)
Current Liabilities
Accounts payable	$1,240,423	$1,318,379
Accrued taxes	217,993	258,613
Accrued interest	68,952	62,244
Notes payable and other short-term obligations (Note 6)	351,412	667,973
Long-term debt due within one year	839,103	176,000
Energy risk management current liabilities (Note 1(k)(i))	296,122	407,710
Other	107,438	105,026
Total Current Liabilities	3,121,443	2,995,945

Non-Current Liabilities
Long-term debt (Note 4)	4,131,909	4,011,568
Deferred income taxes (Note 10)	1,557,981	1,458,171
Unamortized investment tax credits	108,884	118,095
Accrued pension and other postretirement benefit costs (Note 9)	662,834	626,167
Accrued cost of removal (Note 1(c))	490,856	525,415
Energy risk management non-current liabilities (Note 1(k)(i))	64,861	143,991
Other	205,344	179,767
Total Non-Current Liabilities	7,222,669	7,063,174

Liabilities of Discontinued Operations (Note 14)	11,594	108,833

Commitments and Contingencies (Note 11)

Total Liabilities	10,355,706	10,167,952

Preferred Trust Securities (Note 3(b))
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company	—	308,187

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,828

Common Stock Equity (Note 2)
Common Stock - $.01 par value; authorized shares - 600,000,000; issued shares – 178,438,369 at December 31, 2003, and 168,663,115 at December 31, 2002; outstanding shares – 178,336,854 at December 31, 2003, and 168,663,115 at December 31, 2002	1,784	1,687
Paid-in capital	2,195,985	1,918,136
Retained earnings	1,551,003	1,403,453
Treasury shares at cost – 101,515 shares at December 31, 2003	(3,255)	—
Accumulated other comprehensive income (loss) (Note 18)	(44,835)	(29,800)
Total Common Stock Equity	3,700,682	3,293,476

Total Liabilities and Shareholders’ Equity	$14,119,206	$13,832,443

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)

2001
Beginning balance (158,967,661 shares)	$1,590	$1,619,153	$1,179,113	$—	$(10,895)	$2,788,961

Comprehensive income:
Net income			442,279			442,279
Other comprehensive income (loss), net of tax effect of $1,454 (Note 18)
Foreign currency translation adjustment (Note 1(r))					1,641	1,641
Minimum pension liability adjustment					(1,555)	(1,555)
Unrealized gain (loss) on investment trusts					(841)	(841)
Cumulative effect of change in accounting principle					(2,500)	(2,500)
Cash flow hedges (Note 1(k)(ii))					(2,779)	(2,779)
Total comprehensive income						436,245

Issuance of common stock - net (435,178 shares)	4	9,896				9,900
Treasury shares purchased (344,034 shares)		(10,015)				(10,015)
Treasury shares reissued (344,034 shares)		9,157				9,157
Dividends on common stock ($1.80 per share)			(286,289)			(286,289)
Stock purchase contracts (Note 2(e))		(23,200)				(23,200)
Other		14,668	2,032			16,700
Ending balance (159,402,839 shares)	$1,594	$1,619,659	$1,337,135	$—	$(16,929)	$2,941,459

2002
Comprehensive income:
Net income			360,576			360,576
Other comprehensive income (loss), net of tax effect of $11,509 (Note 18)
Foreign currency translation adjustment, net of reclassification adjustments (Note 1(r))					25,917	25,917
Minimum pension liability adjustment					(13,763)	(13,763)
Unrealized gain (loss) on investment trusts					(5,277)	(5,277)
Cash flow hedges (Note 1(k)(ii))					(19,748)	(19,748)
Total comprehensive income						347,705

Issuance of common stock - net (9,260,276 shares)	93	267,768				267,861
Dividends on common stock ($1.80 per share)			(298,292)			(298,292)
Other		30,709	4,034			34,743
Ending balance (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$—	$(29,800)	$3,293,476

2003
Comprehensive income:
Net income			469,772			469,772
Other comprehensive income (loss), net of tax effect of $11,700 (Note 18)
Foreign currency translation adjustment, net of reclassification adjustments (Note 1(r))					10,528	10,528
Minimum pension liability adjustment					(33,846)	(33,846)
Unrealized gain (loss) on investment trusts					6,757	6,757
Cash flow hedges (Note 1(k)(ii))					1,526	1,526
Total comprehensive income						454,737

Issuance of common stock - net (9,775,254 shares)	97	269,977				270,074
Treasury shares purchased (101,515 shares)				(3,255)		(3,255)
Dividends on common stock ($1.84 per share)			(322,371)			(322,371)
Other		7,872	149			8,021
Ending balance (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(dollars in thousands)

Cash Flows from Continuing Operations
Operating Activities
Net income	$469,772	$360,576	$442,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	419,098	405,487	366,648
(Income) Loss of discontinued operations, net of tax	(8,886)	25,161	14,350
(Income) Loss on sale of investment in unconsolidated subsidiaries	(93)	(16,518)	—
Cumulative effect of changes in accounting principles, net of tax	(26,462)	10,899	—
Change in net position of energy risk management activities	(11,723)	(43,202)	(96,850)
Deferred income taxes and investment tax credits - net	85,108	148,069	118,544
Equity in (earnings) losses of unconsolidated subsidiaries	(15,201)	(15,261)	(1,494)
Allowance for equity funds used during construction	(7,532)	(12,861)	(8,628)
Regulatory assets deferrals	(83,228)	(110,867)	(141,324)
Regulatory assets amortization	90,476	116,512	119,344
Accrued pension and other postretirement benefit costs	36,667	127,366	34,246
Deferred cost under gas recovery mechanism	(19,335)	(23,373)	53,374
Cost of removal	(16,598)	—	—
Changes in current assets and current liabilities:
Restricted deposits	(9,382)	969	(3,561)
Accounts and notes receivable	123,504	(235,437)	495,295
Materials, supplies, and fuel	(2,059)	(83,585)	(81,269)
Prepayments	8,859	(26,818)	13,507
Accounts payable	(89,149)	311,339	(465,034)
Accrued taxes and interest	(35,510)	65,019	(40,345)
Other assets	(13,157)	(49,259)	(19,925)
Other liabilities	50,504	1,586	(75,467)
Net cash provided by (used in) operating activities	945,673	955,802	723,690

Financing Activities
Change in short-term debt	(312,747)	(442,469)	15,339
Issuance of long-term debt	688,166	628,170	872,930
Issuance of preferred trust securities	—	—	306,327
Redemption of long-term debt	(487,901)	(112,578)	(90,448)
Funds on deposit from issuance of debt securities	(80,339)	—	—
Retirement of preferred stock of subsidiaries	(10)	(3)	(1)
Issuance of common stock	270,074	267,861	9,900
Dividends on common stock	(322,371)	(298,292)	(286,289)
Net cash provided by (used in) financing activities	(245,128)	42,689	827,758

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(704,117)	(853,332)	(832,693)
Proceeds from notes receivable	9,187	—	—
Acquisitions and other investments	(87,859)	(118,375)	(701,833)
Proceeds from sale of subsidiaries and equity investments	51,252	86,071	—
Net cash provided by (used in) investing activities	(731,537)	(885,636)	(1,534,526)

Net increase (decrease) in cash and cash equivalents from continuing operations	(30,992)	112,855	16,922

Cash and cash equivalents from continuing operations at beginning of period	200,112	87,257	70,335

Cash and cash equivalents from continuing operations at end of period	$169,120	$200,112	$87,257

Cash Flows from Discontinued Operations
Operating activities	$(5,871)	$40,397	$(5,841)
Financing activities	(14,898)	(39,464)	39,505
Investing activities	(202)	(3,772)	(32,573)

Net increase (decrease) in cash and cash equivalents from discontinued operations	(20,971)	(2,839)	1,091

Cash and cash equivalents from discontinued operations at beginning of period	20,971	23,810	22,719

Cash and cash equivalents from discontinued operations at end of period	$—	$20,971	$23,810

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$263,228	$253,266	$271,323
Income taxes	$92,175	$57,739	$153,092

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31
	2003	2002
	(dollars in thousands)

Long-term Debt (excludes current portion)
Cinergy Corp.
Other Long-term Debt:
6.53% Debentures due December 16, 2008	$200,000	$200,000
6.125% Debentures due April 15, 2004	—	200,000
6.25% Debentures due September 1, 2004 (Executed interest rate swaps of $ 250 million set at London Inter-Bank Offered Rate (LIBOR) plus 2.44%)	—	512,554
6.90% Note Payable due February 16, 2007 (Note 4)	326,032	—
Total Other Long-term Debt	526,032	912,554
Unamortized Premium and Discount - Net	(6,080)	(165)
Total - Cinergy Corp.	519,952	912,389

Cinergy Global Resources, Inc.
Other Long-term Debt:
6.20% Debentures due November 3, 2008	150,000	150,000
Variable interest rate of EURIBOR plus 1.2%, maturing November 2016	79,104	63,675
Total Other Long-term Debt	229,104	213,675
Unamortized Premium and Discount - Net	(160)	(193)
Total - Cinergy Global Resources, Inc.	228,944	213,482

Cinergy Investments, Inc.
Other Long-term Debt:
9.23% Notes Payable, due November 5, 2016 (Note 4)	107,142	—
7.81% Notes Payable, due June 1, 2009 (Note 4)	93,041	—
Other	3,547	—
Total - Cinergy Investments, Inc.	203,730	—

Operating Companies
The Cincinnati Gas & Electric Company (CG&E) and subsidiaries
First Mortgage Bonds	94,700	470,200
Other Long-term Debt	1,401,721	1,101,721
Unamortized Premium and Discount - Net	(37,614)	(2,208)
Total Long-term Debt	1,458,807	1,569,713
PSI Energy, Inc. (PSI)
First Mortgage Bonds	620,720	620,720
Secured Medium-term Notes	77,500	104,300
Other Long-term Debt	1,032,663	598,700
Unamortized Premium and Discount - Net	(10,407)	(7,736)
Total Long-term Debt	1,720,476	1,315,984

Total Consolidated Long-term Debt	$4,131,909	$4,011,568

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

	December 31
	2003	2002
	(dollars in thousands)

Preferred Trust Securities
Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company	$—	$308,187

Cumulative Preferred Stock of Subsidiaries

CG&E and subsidiaries	$20,485	$20,485
PSI	42,333	42,343
Total Cumulative Preferred Stock of Subsidiaries	$62,818	$62,828

Common Stock Equity
Common Stock - $0.01 par value; authorized shares - 600,000,000; issued shares - 178,438,369 at December 31, 2003, and 168,663,115 at December 31, 2002; outstanding shares - 178,336,854 at December 31, 2003 and 168,663,115 at December 31, 2002	$1,784	$1,687
Paid-in capital	2,195,985	1,918,136
Retained earnings	1,551,003	1,403,453
Treasury shares at cost - 101,515 shares at December 31, 2003	(3,255)	—
Accumulated other comprehensive income (loss)	(44,835)	(29,800)
Total Common Stock Equity	3,700,682	3,293,476

Total Consolidated Capitalization	$7,895,409	$7,676,059

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS &
ELECTRIC COMPANY
AND SUBSIDIARY COMPANIES

The cincinnati gas & electric company
consolidated statements of income

	2003	2002	2001
	(dollars in thousands)

Operating Revenues (Note 1(q)(i))
Electric	$1,754,229	$1,700,318	$1,651,041
Gas	627,720	437,092	596,429
Total Operating Revenues	2,381,949	2,137,410	2,247,470

Operating Expenses
Fuel and purchased and exchanged power (Note 1(q)(i))	539,269	472,313	435,656
Gas purchased	382,310	232,558	396,764
Operation and maintenance	511,011	533,255	442,173
Depreciation	186,819	196,539	186,986
Taxes other than income taxes	199,818	197,827	174,320
Total Operating Expenses	1,819,227	1,632,492	1,635,899

Operating Income	562,722	504,918	611,571

Miscellaneous Income - Net	30,660	9,742	4,657
Interest Expense	115,193	95,623	103,047

Income Before Taxes	478,189	419,037	513,181

Income Taxes (Note 10)	178,077	155,341	186,527

Income Before Cumulative Effect of Changes in Accounting Principles	300,112	263,696	326,654

Cumulative effect of changes in accounting principles, net of tax (Note 1(q)(vi))	30,938	—	—

Net Income	$331,050	$263,696	$326,654

Preferred Dividend Requirement	846	846	846

Net Income Applicable to Common Stock	$330,204	$262,850	$325,808

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31
	2003	2002
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$15,842	$45,336
Restricted deposits	137	3,071
Notes receivable from affiliated companies	110,149	148,823
Accounts receivable less accumulated provision for doubtful accounts of $1,602 at December 31, 2003, and $5,942 at December 31, 2002 (Note 3(c))	107,733	117,269
Accounts receivable from affiliated companies	58,406	97,584
Materials, supplies, and fuel	123,910	121,881
Energy risk management current assets (Note 1(k)(i))	72,830	57,912
Prepayments and other	27,087	8,560
Total Current Assets	516,094	600,436

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 19)
Electric	2,155,457	2,073,133
Gas	1,104,797	1,003,870
Common	288,394	270,976
Total Utility Plant In Service	3,548,648	3,347,979
Construction work in progress	71,947	84,249
Total Utility Plant	3,620,595	3,432,228
Non-regulated property, plant, and equipment (Note 19)	3,576,187	3,496,242
Accumulated depreciation (Note 1(q)(iii))	2,625,568	2,510,088
Net Property, Plant, and Equipment	4,571,214	4,418,382

Other Assets
Regulatory assets (Note 1(c))	594,764	604,776
Energy risk management non-current assets (Note 1(k)(i))	36,583	64,762
Other investments	1,083	1,082
Other	89,741	61,764
Total Other Assets	722,171	732,384

Total Assets	$5,809,479	$5,751,202

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2003	2002
	(dollars in thousands)
Current Liabilities
Accounts payable	$217,652	$195,812
Accounts payable to affiliated companies	136,470	146,558
Accrued taxes	146,216	159,199
Accrued interest	21,572	22,872
Notes payable and other short-term obligations (Note 6)	112,100	112,100
Notes payable to affiliated companies (Note 6)	49,126	8,947
Long-term debt due within one year	110,000	120,000
Energy risk management current liabilities (Note 1(k)(i))	77,791	49,288
Other	32,319	37,160
Total Current Liabilities	903,246	851,936

Non-Current Liabilities
Long-term debt (Note 4)	1,458,807	1,569,713
Deferred income taxes (Note 10)	985,481	882,628
Unamortized investment tax credits	79,186	85,198
Accrued pension and other postretirement benefit costs (Note 9)	219,393	201,284
Accrued cost of removal (Note 1 (c))	155,336	209,455
Energy risk management non-current liabilities (Note 1(k)(i))	11,665	31,326
Other	69,687	88,843
Total Non-Current Liabilities	2,979,555	3,068,447

Commitments and Contingencies (Note 11)

Total Liabilities	3,882,801	3,920,383

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity (Note 2)
Common Stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at December 31, 2003 and December 31, 2002	762,136	762,136
Paid-in capital	586,528	586,292
Retained earnings	589,993	487,652
Accumulated other comprehensive income (loss) (Note 18)	(32,464)	(25,746)
Total Common Stock Equity	1,906,193	1,810,334

Total Liabilities and Shareholder’s Equity	$5,809,479	$5,751,202

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)
2001
Beginning balance	$762,136	$565,777	$368,911	$(994)	$1,695,830

Comprehensive income:
Net income			326,654		326,654
Other comprehensive income (loss), net of tax effect of $2,970 (Note 18)
Minimum pension liability adjustment				134	134
Unrealized gain (loss) on investment trust				461	461
Cumulative effect of change in accounting principle				(2,500)	(2,500)
Cash flow hedges (Note 1(k)(ii))				(2,779)	(2,779)
Total comprehensive income					321,970

Dividends on preferred stock			(846)		(846)
Dividends on common stock			(286,269)		(286,269)
Contribution from parent company for reallocation of taxes		6,149			6,149
Other			256		256
Ending balance	$762,136	$571,926	$408,706	$(5,678)	$1,737,090

2002
Comprehensive income:
Net income			263,696		263,696
Other comprehensive income (loss), net of tax effect of $13,060 (Note 18)
Minimum pension liability adjustment				(872)	(872)
Unrealized gain (loss) on investment trusts				(462)	(462)
Cash flow hedges (Note 1(k)(ii))				(18,734)	(18,734)
Total comprehensive income					243,628

Dividends on preferred stock			(846)		(846)
Dividends on common stock			(185,909)		(185,909)
Contribution from parent company for reallocation of taxes		14,366			14,366
Other			2,005		2,005
Ending balance	$762,136	$586,292	$487,652	$(25,746)	$1,810,334

2003
Comprehensive income:
Net income			331,050		331,050
Other comprehensive income (loss), net of tax effect of $4,321 (Note 18)
Minimum pension liability adjustment				(8,017)	(8,017)
Unrealized gain (loss) on investment trusts				1	1
Cash flow hedges (Note 1(k)(ii))				1,298	1,298
Total comprehensive income					324,332

Dividends on preferred stock			(846)		(846)
Dividends on common stock			(227,863)		(227,863)
Contribution from parent company for reallocation of taxes		236			236
Ending balance	$762,136	$586,528	$589,993	$(32,464)	$1,906,193

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(dollars in thousands)
Operating Activities
Net income	$331,050	$263,696	$326,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	186,819	196,539	186,986
Deferred income taxes and investment tax credits - net	82,228	104,103	43,834
Cumulative effect of changes in accounting principles, net of tax	(30,938)	—	—
Change in net position of energy risk management activities	(20,593)	(7,061)	(67,979)
Allowance for equity funds used during construction	(2,749)	(356)	(2,672)
Regulatory assets deferrals	(21,175)	(61,321)	(116,365)
Regulatory assets amortization	36,824	44,339	56,703
Accrued pension and other postretirement benefit costs	18,109	20,559	(632)
Deferred costs under gas cost recovery mechanism	(19,335)	(23,373)	53,374
Changes in current assets and current liabilities:
Restricted deposits	2,934	469	(3,380)
Accounts and notes receivable	23,453	84,193	174,385
Materials, supplies, and fuel	(2,029)	16,238	(39,058)
Prepayments	(6,393)	1,750	19,192
Accounts payable	9,608	(38,441)	(183,982)
Accrued taxes and interest	(14,283)	48,885	(37,209)
Other assets	5,348	5,020	8,516
Other liabilities	(21,117)	(2,210)	(75,249)

Net cash provided by (used in) operating activities	557,761	653,029	343,118

Financing Activities
Change in short-term debt, including net affiliate notes	104,114	(587,260)	305,155
Issuance of long-term debt	256,198	580,570	—
Redemption of long-term debt	(394,899)	(100,000)	(1,200)
Dividends on preferred stock	(846)	(846)	(845)
Dividends on common stock	(227,863)	(185,909)	(286,269)

Net cash provided by (used in) financing activities	(263,296)	(293,445)	16,841

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(323,959)	(323,320)	(371,885)
Other investments	—	(2)	363

Net cash provided by (used in) investing activities	(323,959)	(323,322)	(371,522)

Net increase (decrease) in cash and cash equivalents	(29,494)	36,262	(11,563)

Cash and cash equivalents at beginning of period	45,336	9,074	20,637

Cash and cash equivalents at end of period	$15,842	$45,336	$9,074

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$103,339	$86,895	$101,579
Income taxes	$45,937	$28,687	$147,471

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31
	2003	2002
	(dollars in thousands)

Long-term Debt (excludes current portion)
CG&E
First Mortgage Bonds:
6.45% Series due February 15, 2004	$—	$110,000
7.20% Series due October 1, 2023	—	265,500
5.45% Series due January 1, 2024 (Pollution Control)	46,700	46,700
5 1/2% Series due January 1, 2024 (Pollution Control)	48,000	48,000
Total First Mortgage Bonds	94,700	470,200

Other Long-term Debt:
Liquid Asset Notes with Coupon Exchange due October 1, 2007
(Executed interest rate swap to fix the rate at 6.87% through maturity)	100,000	100,000
6.40% Debentures due April 1, 2008	100,000	100,000
6.90% Debentures due June 1, 2025 (Redeemable at the option of the holders on June 1, 2005)	150,000	150,000
8.28% Junior Subordinated Debentures due June 30, 2025	—	100,000
5.70% Debentures due September 15, 2012, effective interest rate of 6.42%	500,000	500,000
5.40% Debentures due June 15, 2033, effective interest rate of 6.90%	200,000	—
5 3/8% Debentures due June 15, 2033	200,000	—
Series 2002A, Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2037 (Pollution Control)	42,000	42,000
Series 2002B, Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2037 (Pollution Control)	42,000	42,000
Series 1992A, 6.50% Collateralized Pollution Control Revenue Refunding Bonds, due November 15, 2002	12,721	12,721
Total Other Long-term Debt	1,346,721	1,046,721

Unamortized Premium and Discount - Net	(37,299)	(1,861)
Total Long-term Debt	1,404,122	1,515,060

The Union Light, Heat and Power Company
Other Long-term Debt:
6.50% Debentures due April 30, 2008	20,000	20,000
7.65% Debentures due July 15, 2025	15,000	15,000
7.875% Debentures due September 15, 2009	20,000	20,000
Total Other Long-term Debt	55,000	55,000

Unamortized Premium and Discount - Net	(315)	(347)
Total Long-term Debt	54,685	54,653

Total Consolidated Long-term Debt	$1,458,807	$1,569,713

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

					December 31
					2003	2002
					(dollars in thousands)
Cumulative Preferred Stock
Par/Stated Value	Authorized Shares	Shares Outstanding at December 31, 2003	Series	Mandatory Redemption
$100	6,000,000	204,849	4%- 4 ¾%	No	$20,485	$20,485

Common Stock Equity
Common Stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at December 31, 2003, and December 31, 2002					$762,136	$762,136
Paid-in capital					586,528	586,292
Retained earnings					589,993	487,652
Accumulated other comprehensive income (loss)					(32,464)	(25,746)
Total Common Stock Equity					1,906,193	1,810,334

Total Consolidated Capitalization					$3,385,485	$3,400,532

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	2003	2002	2001
	(dollars in thousands)

Operating Revenues (Note 1(q)(i))
Electric	$1,603,019	$1,610,578	$1,573,691

Operating Expenses
Fuel and purchased and exchanged power (Note 1(q)(i))	608,234	527,360	631,161
Operation and maintenance	452,673	488,903	413,275
Depreciation	184,164	156,102	149,467
Taxes other than income taxes	46,200	56,695	49,955
Total Operating Expenses	1,291,271	1,229,060	1,243,858

Operating Income	311,748	381,518	329,833

Miscellaneous Income - Net	6,288	20,582	19,541
Interest Expense	83,594	73,142	80,955

Income Before Taxes	234,442	328,958	268,419

Income Taxes (Note 10)	100,567	114,709	106,086

Income Before Cumulative Effect of a Change in Accounting Principle	133,875	214,249	162,333

Cumulative effect of a change in accounting principle, net of tax (Note 1(q)(vi))	(494)	—	—

Net Income	$133,381	$214,249	$162,333

Preferred Dividend Requirement	2,587	2,587	2,587

Net Income Applicable to Common Stock	$130,794	$211,662	$159,746

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

psi energy, inc.

consolidated balance sheets

ASSETS

	December 31
	2003	2002
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$6,565	$2,007
Restricted deposits (Note 6)	92,675	20
Notes receivable from affiliated companies (Note 5)	65,715	53,755
Accounts receivable less accumulated provision for doubtful accounts of $1,110 at December 31, 2003, and $5,656 at December 31, 2002 (Note 3(c))	37,194	84,819
Accounts receivable from affiliated companies	459	437
Materials, supplies, and fuel	125,463	137,292
Energy risk management current assets (Note 1(k)(i))	7,959	8,701
Prepayments and other	29,232	44,725
Total Current Assets	365,262	331,756

Property, Plant, and Equipment - at Cost
Utility plant in service	6,183,475	5,321,066
Construction work in progress	203,512	385,051
Total Utility Plant	6,386,987	5,706,117
Accumulated depreciation	2,133,235	2,018,847
Net Property, Plant, and Equipment (Note 19)	4,253,752	3,687,270

Other Assets
Regulatory assets (Note 1(c))	417,387	417,920
Energy risk management non-current assets (Note 1(k)(i))	7,061	16,590
Other investments	66,803	54,683
Other	29,372	30,697
Total Other Assets	520,623	519,890

Total Assets	$5,139,637	$4,538,916

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

psi energy, inc.

consolidated balance sheets

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2003	2002
	(dollars in thousands)
Current Liabilities
Accounts payable	$58,286	$113,563
Accounts payable to affiliated companies	69,746	107,364
Accrued taxes	69,419	105,960
Accrued interest	26,615	23,078
Notes payable and other short-term obligations (Note 6)	80,500	35,000
Notes payable to affiliated companies (Note 6)	188,446	138,055
Long-term debt due within one year	—	56,000
Energy risk management current liabilities (Note 1(k)(i))	14,744	8,000
Other	25,636	22,335
Total Current Liabilities	533,392	609,355

Non-Current Liabilities
Long-term debt (Note 4)	1,720,476	1,315,984
Deferred income taxes (Note 10)	573,946	538,745
Unamortized investment tax credits	29,698	32,897
Accrued pension and other postretirement benefit costs (Note 9)	193,336	184,299
Accrued cost of removal (Note 1(c))	335,520	315,960
Energy risk management non-current liabilities (Note 1(k)(i))	2,796	17,157
Other	74,958	80,879
Total Non-Current Liabilities	2,930,730	2,485,921

Commitments and Contingencies (Note 11)

Total Liabilities	3,464,122	3,095,276

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,343

Common Stock Equity (Note 2)
Common Stock - without par value; $0.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at December 31, 2003 and December 31, 2002	539	539
Paid-in capital	627,274	426,931
Retained earnings	1,018,790	981,946
Accumulated other comprehensive income (loss) (Note 18)	(13,421)	(8,119)
Total Common Stock Equity	1,633,182	1,401,297

Total Liabilities and Shareholder’s Equity	$5,139,637	$4,538,916

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

psi energy, inc.

consolidated statements of changes in common stock equity

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)

2001
Beginning balance	$539	$413,523	$720,153	$(520)	$1,133,695

Comprehensive income:
Net income			162,333		162,333
Other comprehensive income (loss), net of tax effect of $538 (Note 18)
Minimum pension liability adjustment				(49)	(49)
Unrealized gain (loss) on investment trusts				(1,026)	(1,026)
Total comprehensive income					161,258

Dividends on preferred stock			(2,587)		(2,587)
Contribution from parent company for reallocation of taxes		2,894			2,894
Other		(3)	230		227
Ending balance	$539	$416,414	$880,129	$(1,595)	$1,295,487

2002
Comprehensive income:
Net income			214,249		214,249
Other comprehensive income (loss), net of tax effect of $4,189 (Note 18)
Minimum pension liability adjustment				(2,138)	(2,138)
Unrealized gain (loss) on investment trusts				(4,386)	(4,386)
Total comprehensive income					207,725

Dividends on preferred stock			(2,587)		(2,587)
Dividends on common stock			(111,842)		(111,842)
Contribution from parent company for reallocation of taxes		10,519			10,519
Other		(2)	1,997		1,995
Ending balance	$539	$426,931	$981,946	$(8,119)	$1,401,297

2003
Comprehensive income:
Net income			133,381		133,381
Other comprehensive income (loss), net of tax effect of $3,645 (Note 18)
Minimum pension liability adjustment				(11,534)	(11,534)
Unrealized gain (loss) on investment trusts				6,232	6,232
Total comprehensive income					128,079

Dividends on preferred stock			(2,587)		(2,587)
Dividends on common stock			(93,950)		(93,950)
Contribution from parent company - equity infusion		200,000			200,000
Contribution from parent company for reallocation of taxes		343			343
Ending balance	$539	$627,274	$1,018,790	$(13,421)	$1,633,182

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(dollars in thousands)

Operating Activities
Net income	$133,381	$214,249	$162,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	184,164	156,102	149,467
Cumulative effect of a change in accounting principle, net of tax	494	—	—
Deferred income taxes and investment tax credits - net	38,424	33,908	41,543
Change in net position of energy risk management activities	(1,133)	9,544	(33,158)
Allowance for equity funds used during construction	(4,783)	(12,505)	(5,956)
Regulatory assets deferrals	(62,053)	(49,546)	(24,959)
Regulatory assets amortization	53,652	72,173	62,641
Accrued pension and other postretirement benefit costs	9,037	24,130	10,597
Cost of removal	(16,598)	—	—
Changes in current assets and current liabilities:
Restricted deposits	(12,316)	499	(178)
Accounts and notes receivable	35,643	233,040	119,311
Materials, supplies, and fuel	11,829	(49,631)	(33,823)
Prepayments	686	(2,908)	(120)
Accounts payable	(104,515)	(119,032)	(84,577)
Accrued taxes and interest	(33,004)	2,961	21,374
Other assets	22,096	(22,161)	17,074
Other liabilities	(8,269)	8,224	342

Net cash provided by (used in) operating activities	246,735	499,047	401,911

Financing Activities
Change in short-term debt, including net affiliate notes	95,891	46,993	(195,912)
Issuance of long-term debt	431,968	47,600	322,471
Redemption of long-term debt	(460,903)	(23,979)	(89,248)
Contribution from parent	200,000	—	—
Funds on deposit from issuance of debt securities	(80,339)	—	—
Retirement of preferred stock	(10)	(2)	(1)
Dividends on preferred stock	(2,587)	(2,587)	(2,587)
Dividends on common stock	(93,950)	(111,842)	—

Net cash provided by (used in) financing activities	90,070	(43,817)	34,723

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(330,362)	(451,326)	(427,787)
Other investments	(1,885)	(3,484)	(8,571)

Net cash provided by (used in) investing activities	(332,247)	(454,810)	(436,358)

Net increase (decrease) in cash and cash equivalents	4,558	420	276

Cash and cash equivalents at beginning of period	2,007	1,587	1,311

Cash and cash equivalents at end of period	$6,565	$2,007	$1,587

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$95,733	$89,865	$97,917
Income taxes	$65,564	$27,401	$41,419

Non-cash financing and investing activities:
Issuance of promissory notes to affiliated company for acquisition of assets	$375,969	$—	$—

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

psi energy, inc.

consolidated statements of capitalization

December 31
2003	2002
(dollars in thousands)
Long-term Debt (excludes current portion)

First Mortgage Bonds:
Series ZZ, 5 3/4 % due February 15, 2028 (Pollution Control)	$50,000	$50,000
Series AAA, 7 1/8 % due February 1, 2024	30,000	30,000
Series BBB, 8.0 % due July 15, 2009	124,665	124,665
Series CCC, 8.85 % due January 15, 2022	53,055	53,055
Series DDD, 8.31 % due September 1, 2032	38,000	38,000
Series EEE, 6.65 % due June 15, 2006	325,000	325,000
Total First Mortgage Bonds	620,720	620,720

Secured Medium-term Notes:
Series A, 8.55 % to 8.57% as of December 31, 2003; 8.37 % to 8.81 % as of December 31, 2002. Due November 8, 2006 to June 1, 2022	7,500	34,300
Series B, 6.37 % to 8.24%, due August 15, 2008 to August 22, 2022	70,000	70,000

(Series A and B, 7.255% weighted average interest rate as of December 31, 2003.  7.623% weighted average interest rate as of December 31, 2002.  10.1 and 13.9 year weighted average remaining life at December 31, 2003 and 2002, respectively)

Total Secured Medium-term Notes	77,500	104,300

Other Long-term Debt:
Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due May 1, 2035	44,025	44,025
Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due April 1, 2022	10,000	10,000
6.35% Debentures due November 15, 2006	50	50
6.50% Synthetic Putable Yield Securities due August 1, 2026 (Interest rate resets August 1, 2005)	50,000	50,000
7.25% Junior Maturing Principal Securities due March 15, 2028	2,658	2,658
6.00% Rural Utilities Service Obligation payable in annual installments	80,988	82,025
6.52% Senior Notes due March 15, 2009	97,342	97,342
7.85% Debentures due October 15, 2007	265,000	265,000
5.00% Debentures due September 15, 2013	400,000	—
Series 2002A, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due March 1, 2031	23,000	23,000
Series 2002B, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due March 1, 2019	24,600	24,600
Series 2003, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due April 1, 2022	35,000	—
Total Other Long-term Debt	1,032,663	598,700

Unamortized Premium and Discount - Net	(10,407)	(7,736)
Total Long-term Debt	1,720,476	1,315,984

Cumulative Preferred Stock
Par/Stated Value	Authorized Shares	Shares Outstanding at December 31, 2003	Series	Mandatory Redemption
$100	5,000,000	347,445	3 1/2% - 6 7/8%	No	$34,744	$34,754
$25	5,000,000	303,544	4.16% - 4.32%	No	7,589	7,589
Total Preferred Stock	42,333	42,343

Common Stock Equity
Common Stock - without par value; $0.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at December 31, 2003, and December 31, 2002	$539	$539
Paid-in capital	627,274	426,931
Retained earnings	1,018,790	981,946
Accumulated other comprehensive income (loss)	(13,421)	(8,119)
Total Common Stock Equity	1,633,182	1,401,297

Total Consolidated Capitalization	$3,395,991	$2,759,624

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

the union light, heat
and power company

the union light, heat and power company

statements of income

	2003	2002	2001
	(dollars in thousands)

Operating Revenues
Electric	$222,081	$226,856	$230,960
Gas	110,072	81,706	109,333
Total Operating Revenues	332,153	308,562	340,293

Operating Expenses
Electricity purchased from parent company for resale (Note 1(s)(ii))	154,572	159,734	151,562
Gas purchased	69,774	46,886	72,593
Operation and maintenance	53,704	50,223	39,501
Depreciation	18,315	17,350	17,039
Taxes other than income taxes	4,412	4,598	3,901
Total Operating Expenses	300,777	278,791	284,596

Operating Income	31,376	29,771	55,697

Miscellaneous Income - Net	3,561	666	239
Interest Expense	6,127	5,938	6,313

Income Before Taxes	28,810	24,499	49,623

Income Taxes (Note 10)	9,781	12,349	13,699

Net Income	$19,029	$12,150	$35,924

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
BALANCE SHEETS

ASSETS

	December 31
	2003	2002
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$1,899	$3,926
Notes receivable from affiliated companies	17,906	13,337
Accounts receivable less accumulated provision for doubtful accounts of $192 at December 31, 2003, and $84 at December 31, 2002 (Note 3(c))	2,458	703
Accounts receivable from affiliated companies	4,407	1,671
Materials, supplies, and fuel	7,936	8,182
Prepayments and other	279	316
Total Current Assets	34,885	28,135

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	273,895	258,094
Gas	239,670	215,505
Common	53,297	50,271
Total Utility Plant In Service	566,862	523,870
Construction work in progress	6,165	14,745
Total Utility Plant	573,027	538,615
Accumulated depreciation	176,368	165,685
Net Property, Plant, and Equipment (Note 19)	396,659	372,930

Other Assets
Regulatory assets (Note 1(c))	13,224	5,134
Other	3,903	1,238
Total Other Assets	17,127	6,372

Total Assets	$448,671	$407,437

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2003	2002
	(dollars in thousands)
Current Liabilities
Accounts payable	$13,431	$8,816
Accounts payable to affiliated companies	21,131	22,297
Accrued taxes	298	1,487
Accrued interest	1,230	1,226
Long-term debt due within one year	—	20,000
Notes payable to affiliated companies (Note 6)	45,233	14,076
Other	6,815	6,368
Total Current Liabilities	88,138	74,270

Non-Current Liabilities
Long-term debt (Note 4)	54,685	54,653
Deferred income taxes (Note 10)	55,488	43,360
Unamortized investment tax credits	2,879	3,143
Accrued pension and other postretirement benefit costs (Note 9)	16,953	15,620
Accrued cost of removal (Note 1(c))	27,443	25,210
Other	13,729	14,017
Total Non-Current Liabilities	171,177	156,003

Commitments and Contingencies (Note 11)

Total Liabilities	259,315	230,273

Common Stock Equity (Note 2)
Common Stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at December 31, 2003 and December 31, 2002	8,780	8,780
Paid-in capital	23,541	23,644
Retained earnings	157,524	144,800
Accumulated other comprehensive income (loss)	(489)	(60)
Total Common Stock Equity	189,356	177,164

Total Liabilities and Shareholder’s Equity	$448,671	$407,437

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)

2001
Beginning balance	$8,780	$20,305	$118,103	$—	$147,188

Comprehensive income:
Net income			35,924		35,924
Other comprehensive income (loss), net of tax effect of $5
Minimum pension liability adjustment				(8)	(8)
Total comprehensive income (loss)					35,916

Dividends on common stock			(11,707)		(11,707)
Contribution from parent company for reallocation of taxes		806			806
Ending balance	$8,780	$21,111	$142,320	$(8)	$172,203

2002
Comprehensive income:
Net income			12,150		12,150
Other comprehensive income (loss), net of tax effect of $36
Minimum pension liability adjustment				(52)	(52)
Total comprehensive income (loss)					12,098

Dividends on common stock			(9,670)		(9,670)
Contribution from parent company for reallocation of taxes		2,533			2,533
Ending balance	$8,780	$23,644	$144,800	$(60)	$177,164

2003
Comprehensive income:
Net income			19,029		19,029
Other comprehensive income (loss), net of tax effect of $291
Minimum pension liability adjustment				(429)	(429)
Total comprehensive income (loss)					18,600

Dividends on common stock			(6,305)		(6,305)
Contribution from parent company for reallocation of taxes		(103)			(103)
Ending balance	$8,780	$23,541	$157,524	$(489)	$189,356

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(dollars in thousands)

Operating Activities
Net income	$19,029	$12,150	$35,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,315	17,350	17,039
Deferred income taxes and investment tax credits - net	7,808	3,116	(7,116)
Allowance for equity funds used during construction	(183)	(794)	(143)
Regulatory assets deferrals	(1,300)	3,954	1,098
Regulatory assets amortization	1,843	(1,452)	1,038
Accrued pension and other postretirement benefit costs	1,333	2,343	154
Deferred costs under gas cost recovery mechanism	(6,838)	3,833	9,469
Changes in current assets and current liabilities:
Accounts and notes receivable	(9,060)	8,997	12,112
Materials, supplies, and fuel	246	2,653	(4,535)
Prepayments	37	(16)	(26)
Accounts payable	3,449	6,997	(20,325)
Accrued taxes and interest	(1,185)	(4,981)	12,239
Other assets	(3,521)	2,852	(1,838)
Other liabilities	3,088	3,705	(7,324)

Net cash provided by (used in) operating activities	33,061	60,707	47,766

Financing Activities
Change in short-term debt, including net affiliate notes	31,157	(12,356)	(2,971)
Redemption of long-term debt	(20,000)	—	—
Dividends on common stock	(6,305)	(9,670)	(11,707)

Net cash provided by (used in) financing activities	4,852	(22,026)	(14,678)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(39,940)	(38,854)	(35,449)

Net cash provided by (used in) investing activities	(39,940)	(38,854)	(35,449)

Net increase (decrease) in cash and cash equivalents	(2,027)	(173)	(2,361)

Cash and cash equivalents at beginning of period	3,926	4,099	6,460

Cash and cash equivalents at end of period	$1,899	$3,926	$4,099

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$5,842	$5,067	$6,594
Income taxes	$3,001	$2,398	$10,848

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31
	2003	2002
	(dollars in thousands)

Long-term Debt (excludes current portion)

Other Long-term Debt:
6.50% Debentures due April 30, 2008	$20,000	$20,000
7.65% Debentures due July 15, 2025	15,000	15,000
7.875% Debentures due September 15, 2009	20,000	20,000
Total Other Long-term Debt	55,000	55,000

Unamortized Premium and Discount - Net	(315)	(347)
Total Long-term Debt	54,685	54,653

Common Stock Equity
Common Stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at December 31, 2003, and December 31, 2002	$8,780	$8,780
Paid-in capital	23,541	23,644
Retained earnings	157,524	144,800
Accumulated other comprehensive income (loss)	(489)	(60)
Total Common Stock Equity	189,356	177,164

Total Capitalization	$244,041	$231,817

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

1.                                      Summary of Significant Accounting Policies

(a)                                  Nature of Operations

Cinergy Corp., a Delaware corporation organized in 1993, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utilities.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA).  Our other principal subsidiaries are:

•                  Cinergy Services, Inc. (Services);

•                  Cinergy Investments, Inc. (Investments); and

•                  Cinergy Wholesale Energy, Inc. (Wholesale Energy).

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation organized in 1901, that provides electric and gas service in northern Kentucky.  CG&E’s other subsidiaries are insignificant to its results of operations.

In 2001, CG&E began a transition to electric deregulation and customer choice.  Currently, the competitive retail electric market in Ohio is in the development stage.  CG&E is recovering its Public Utilities Commission of Ohio (PUCO) approved costs and retail electric rates are frozen during this market development period.  In January 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In December 2003, the PUCO requested that CG&E propose a rate stabilization plan.  In January 2004, CG&E complied with the PUCO request and filed an electric reliability and rate stabilization plan.  See Note 17 for a discussion of key elements of Ohio deregulation.

PSI, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

The following table presents further information related to the operations of our domestic utility companies (our operating companies):

Principal Line(s) of Business

CG&E and subsidiaries	• Generation, transmission, distribution, and sale of electricity • Sale and/or transportation of natural gas • Electric commodity marketing and trading operations

PSI	• Generation, transmission, distribution, and sale of electricity

ULH&P(1)	• Transmission, distribution, and sale of electricity • Sale and transportation of natural gas

(1) See Note 19 for further discussion of the possible transfer of generation assets.

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

We conduct operations through our subsidiaries and manage our businesses through the following three reportable segments:

•                  Commercial Business Unit (Commercial), formerly named the Energy Merchant Business Unit;

•                  Regulated Businesses Business Unit (Regulated Businesses); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology).

For further discussion of our reportable segments see Note 15.

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

We use three different methods to report investments in subsidiaries or other companies: the consolidation method; the equity method; and the cost method.

(i)          Consolidation Method

For traditional operating entities, we use the consolidation method when we own a majority of the voting stock of or have the ability to control a subsidiary.  For variable interest entities (VIE) (discussed further in Note 3), we use the consolidation method when we anticipate absorbing a majority of the losses or returns of an entity, should they occur.  We eliminate all significant intercompany transactions when we consolidate these accounts.  Our consolidated financial statements include the accounts of Cinergy, CG&E, and PSI, and their wholly-owned subsidiaries.

(ii)      Equity Method

We use the equity method to report investments, joint ventures, partnerships, subsidiaries, and affiliated companies in which we do not have control, but have the ability to exercise influence over operating and financial policies (generally, 20 percent to 50 percent ownership).  Under the equity method we report:

•                  our investment in the entity as Investments in unconsolidated subsidiaries in our Balance Sheets; and

•                  our percentage share of the earnings from the entity as Equity in earnings (losses) of unconsolidated subsidiaries in our Statements of Income.

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

(c)                                  Regulation

Our operating companies and certain of our non-utility subsidiaries must comply with the rules prescribed by the SEC under the PUHCA.  Our operating companies must also comply with the rules prescribed by the Federal Energy Regulatory Commission (FERC) and the applicable state utility commissions of Ohio, Indiana, and Kentucky.

Our operating companies use the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP.  However, sometimes actions by the FERC and the state utility commissions result in accounting treatment different from that used by non-regulated companies.  When this occurs, we apply the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).  In accordance with Statement 71, we record regulatory assets and liabilities (expenses deferred for future recovery from customers or amounts provided in current rates to cover costs to be incurred in the future, respectively) on our Balance Sheets.

Comprehensive electric deregulation legislation was passed in Ohio in July 1999.  As required by the legislation, CG&E filed its Proposed Transition Plan for approval by the PUCO in December 1999.  In August 2000, the PUCO approved a stipulation agreement relating to CG&E’s transition plan.  This plan created a Regulatory Transition Charge (RTC) designed to recover CG&E’s generation-related regulatory assets and transition costs over a ten-year period which began January 1, 2001.  Accordingly, Statement 71 was discontinued for the generation portion of CG&E’s business and Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 was applied.  The effect of this change on the financial statements was immaterial.  Except with respect to the generation-related assets and liabilities of CG&E, as of December 31, 2003, PSI, CG&E, and ULH&P continue to meet the criteria of Statement 71.  However, to the extent other states implement deregulation legislation, the application of Statement 71 will need to be reviewed.  Based on our operating companies’ current regulatory orders and the regulatory environment in which they currently operate, the recovery of regulatory assets recognized in the accompanying Balance Sheets as of December 31, 2003, is probable.  For a further discussion of Ohio deregulation see Note 17.  For a further discussion on PSI’s pending retail rate case see Note 11(b)(i).

Our regulatory assets, liabilities, and amounts authorized for recovery through regulatory orders at December 31, 2003, and 2002, are as follows:

	2003			2002
	CG&E(1)	PSI	Cinergy	CG&E(1)	PSI	Cinergy
	(in millions)
Regulatory assets

Amounts due from customers - income taxes(2)	$53	$22	$75	$53	$25	$78
Gasification services agreement buyout costs(3) (6)	—	235	235	—	240	240
Post-in-service carrying costs and deferred operating expenses(6)(7)	2	70	72	1	42	43
Coal contract buyout costs	—	—	—	—	10	10
Deferred merger costs	1	46	47	1	51	52
Unamortized costs of reacquiring debt	17	28	45	9	30	39
Coal gasification services expenses(6)	—	1	1	—	4	4
RTC recoverable assets(4) (6)	517	—	517	537	—	537
Other	5	15	20	4	16	20

Total Regulatory assets	$595	$417	$1,012	$605	$418	$1,023

Total Regulatory assets authorized for recovery(5)	$587	$317	$905	$598	$360	$958

Regulatory liabilities

Accrued cost of removal(8)	$(155)	$(336)	$(491)	$—	$—	$—

(1)

Includes $13 million at December 31, 2003, and $5 million at December 31, 2002, related to ULH&P’s regulatory assets.  Of these amounts, $11.7 million at December 31, 2003, and $3.6 million at December 31, 2002, have been authorized for recovery.  Includes $(27) million of regulatory liabilities at December 31, 2003 related to ULH&P.

(2)

The various regulatory commissions overseeing the regulated business operations of our operating companies regulate income tax provisions reflected in customer rates.  In accordance with the provisions of Statement 71, we have recorded net regulatory assets for CG&E, PSI, and ULH&P.

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

(5)	At December 31, 2003, these amounts were being recovered through rates charged to customers over a period ranging from 1 to 49 years for CG&E, 1 to 30 years for PSI, and 1 to 17 years for ULH&P.
(6)	Regulatory assets earning a return at December 31, 2003.
(7)

For PSI amount includes $30 million that is not yet authorized for recovery and currently is not earning a return at December 31, 2003.  See Note 11(b)(i) for information on the PSI retail electric rate case.

(8)

Represents amounts received for anticipated future removal and retirement costs of regulated property, plant, and equipment.  These amounts were recharacterized as regulatory liabilities upon adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143),which prohibits the accrual of such amounts unless removal (or other retirement activity) is required pursuant to a legal obligation.  See (j) and  (q)(iii) below for further discussion of Statement 143.

(d)                                  Revenue Recognition

(i)                                  Utility Revenues

CG&E, PSI, and ULH&P record Operating Revenues for electric and gas service when delivered to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenues, we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is subsequently billed.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(in millions)

Cinergy	$176	$153	$172
CG&E and subsidiaries	112	89	104
PSI	64	64	68
ULH&P	20	15	18

(ii)                              Energy Marketing and Trading Revenues

We market and trade electricity, natural gas, coal, and other energy-related products.  Many of the contracts associated with these products qualify as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), further discussed in (k)(i) below.  We designate derivative transactions as either trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  Generally, trading contracts are reported on a net basis and non-trading contracts are reported on a gross basis.

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

2.               Net Reporting

Net reporting requires presentation of realized and unrealized gains and losses on trading derivatives on a net basis in Operating Revenues.  Prior to 2003, the realized results for trading contracts that were physical in nature were presented on a gross basis.  In 2003, we began reflecting the results of trading derivatives on a net basis pursuant to the requirements of EITF 02-3, regardless of whether the transactions were settled physically.  The presentation for 2002 and 2001 has been reclassified to conform to the new presentation.  See (q)(i) below for further discussion.

Energy derivatives involving frequent buying and selling with the objective of generating profits from differences in price are classified as trading and reported net.

(e)                                  Energy Purchases and Fuel Costs

The expenses associated with electric and gas services include:

•                  fuel used to generate electricity;

•                  electricity purchased from others;

•                  natural gas purchased from others; and

•                  transportation costs associated with the purchase of fuel and natural gas.

These expenses are shown in the Statements of Income of Cinergy, CG&E, and PSI as Fuel and purchased and exchanged power expense and Gas purchased expense.  These expenses are shown in ULH&P’s Statements of Income as Electricity purchased from parent for resale expense and Gas purchased expense.

Indiana law limits the amount of fuel costs that PSI can recover to an amount that will not result in earning a return in excess of that allowed by the IURC.  Due to deregulation in the state of Ohio, we no longer have direct recovery of fuel costs.

PSI utilizes a purchased power tracking mechanism (Tracker) approved by the IURC for the recovery of costs related to certain specified purchases of power necessary to meet native load peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.  See Note 11(b)(v) for additional information.

(f)                                    Cash and Cash Equivalents

We define Cash and cash equivalents on our Balance Sheets and Statements of Cash Flows as investments with maturities of three months or less when acquired.

(g)                                 Inventory

Prior to January 1, 2003, natural gas inventory for our gas trading operations was accounted for at fair value.  All other inventory was accounted for at the lower of cost or market, cost being determined through the weighted average method.  Effective January 1, 2003, accounting for our gas trading operations’ gas inventory was adjusted to the lower of cost or market method with a cumulative effect adjustment, as required by EITF 02-3.  See (q)(vi) below for a summary of the cumulative effect adjustments.

(h)                                 Property, Plant, and Equipment

Property, Plant, and Equipment includes the utility and non-regulated business property and equipment that is in use, being held for future use, or under construction.  We report our Property, Plant, and Equipment at its original cost, which includes:

•                  materials;

•                  contractor fees;

•                  salaries;

•                  payroll taxes;

•                  fringe benefits;

•                  financing costs of funds used during construction (described below in (ii) and (iii)); and

•                  other miscellaneous amounts.

We capitalize costs for regulated property, plant, and equipment that are associated with the replacement or the addition of equipment that is considered a property unit.  Property units are intended to describe an item or group of items.  The cost of normal repairs and maintenance is expensed as incurred.  On an annual basis, we perform major pre-planned maintenance activities on our generating units.  These pre-planned activities are accounted for when incurred.  When regulated property, plant, and equipment is retired, Cinergy charges the original cost, less salvage, to Accumulated depreciation and the cost of removal to Accrued cost of removal, which is consistent with the composite method of depreciation.  A gain or loss is recorded on the sale of regulated property, plant, and equipment if an entire operating unit, as defined by the FERC, is sold.  A gain or loss is recorded on non-regulated property, plant, and equipment whenever there is a related sale or retirement.

(i)                                  Depreciation

We determine the provisions for depreciation expense using the straight-line method.  The depreciation rates are based on periodic studies of the estimated useful lives and the net cost to remove the properties.  Inclusion of cost of removal in depreciation rates was discontinued for all non-regulated property beginning in 2003 as a result of adopting Statement 143.  See (q)(iii) below for additional discussion of this change.  Our operating companies use composite depreciation rates.  These rates are approved by the respective state utility commissions with respect to regulated property.  The average depreciation rates for Property, Plant, and Equipment, excluding software, are presented in the table below.

	2003	2002	2001

Cinergy(1)	2.8%	3.0%	3.0%

CG&E and subsidiaries	2.6	2.9	2.9

PSI	3.1	3.0	3.0

ULH&P	3.2	3.2	3.3

(1)          The results of Cinergy also include amounts related to non-registrants.

During the third quarter of 2003, CG&E implemented a new depreciation study of its non-regulated generating assets resulting in an increase in the estimated useful lives of certain assets.  The impact of this change in accounting estimate on Cinergy’s and CG&E’s 2003 net income and Earnings Per Common Share (EPS) - assuming dilution was an increase of $9 million (net of tax) or $0.05 per share, respectively.  The prospective impact of this change in accounting estimate on annual net income is expected to be $18 million (net of tax).

(ii)                              Allowance for Funds Used During Construction (AFUDC)

Our operating companies finance construction projects with borrowed funds and equity funds.  Regulatory authorities allow us to record the costs of these funds as part of the cost of construction projects.  AFUDC is calculated using a methodology authorized by the regulatory authorities.  These costs are credited on the Statements of Income to Miscellaneous Income - Net and Interest Expense for the equity and borrowed funds, respectively.

The equity component of AFUDC for the years ended December 31, 2003, 2002, and 2001, was as follows:

	2003	2002	2001
	(in millions)

Cinergy	$7.5	$12.9	$8.6
CG&E and subsidiaries	2.7	0.4	2.7
PSI	4.8	12.5	5.9
ULH&P	0.2	0.8	0.1

The borrowed funds component of AFUDC, which is recorded on a pre-tax basis, for the years ended December 31, 2003, 2002, and 2001, was as follows:

	2003	2002	2001
	(in millions)

Cinergy	$5.7	$10.1	$8.4
CG&E and subsidiaries	1.0	1.0	1.0
PSI	4.7	9.1	7.4
ULH&P	0.1	0.2	0.2

With the deregulation of CG&E’s generation assets, the AFUDC method is no longer used to capitalize the cost of funds used during generation-related construction at CG&E.  See (iii) below for a discussion of capitalized interest.

(iii)                          Capitalized Interest

Cinergy capitalizes interest costs for non-regulated construction projects in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost (Statement 34).  The primary differences from AFUDC are that the Statement 34 methodology does not include a component for equity funds and does not emphasize short-term borrowings over long-term borrowings.  Capitalized interest costs, which are recorded on a pre-tax basis, for the years ended December 31, 2003, 2002, and 2001, were as follows:

	2003	2002	2001
	(in millions)

Cinergy	$7.7	$7.2	$7.1 (1)
CG&E and subsidiaries	7.7	7.2	5.5

(1)          The results of Cinergy also include amounts related to non-registrants.

(i)                                    Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  So long as an asset or group of assets is not held for sale, the determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets.  If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value.  Once assets are classified as held for sale, the comparison of undiscounted cash flows to carrying value is disregarded and an impairment loss is recognized for any amount by which the carrying value exceeds the fair value of the assets less cost to sell.

(j)                                    Asset Retirement Obligations and Accrued Cost of Removal

We recognize the fair value of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred and can be reasonably estimated.  The initial recognition of this liability is accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as Operation and maintenance expense).  Additional depreciation expense is recorded prospectively for any property, plant, and equipment increases.

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

CG&E's transmission and distribution business, PSI, and ULH&P ratably accrue the estimated retirement and removal cost of rate regulated property, plant, and equipment when removal of the asset is considered likely, in accordance with established regulatory practices.  The accrued, but not incurred, balance for these costs is classified as Accrued cost of removal and represents a regulatory liability, under Statement 71, as disclosed in (c) above.  Effective with our adoption of Statement 143, on January 1, 2003, we do not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any of our non-regulated assets (including CG&E's generation assets).  See (q)(iii) for additional information regarding the adoption of Statement 143 and the related impacts to Accrued cost of removal.

(k)                                Derivatives

We account for derivatives under Statement 133, which requires all derivatives, subject to certain exemptions, to be accounted for at fair value.  Changes in a derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the Statements of Income for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges.  To qualify for hedge accounting, derivatives must be designated as a hedge (for example, an offset of interest rate risks) and must be effective at reducing the risk associated with the hedged item.  Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

(i)                                  Energy Marketing and Trading

We account for all energy trading derivatives at fair value.  These derivatives are shown in our Balance Sheets as Energy risk management assets and Energy risk management liabilities.  Changes in a derivative’s fair value represent unrealized gains and losses and are recognized as revenues in our Statements of Income unless specific hedge accounting criteria are met.

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

In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  EITF 98-10 permitted non-derivative contracts to be accounted for at fair value if certain criteria were met.  Effective with the adoption of EITF 02-3 on January 1, 2003, non-derivative contracts and natural gas inventory previously accounted for at fair value were required to be accounted for on an accrual basis, with gains and losses on the transactions being recognized at the time the contract was settled.  See (q)(vi) below for a summary of cumulative effect adjustments.

As a response to this discontinuance of fair value accounting, in June 2003, Cinergy began designating derivatives as fair value hedges for certain volumes of our natural gas inventory.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified inventory) are included in the Statements of Income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the inventory on a quarterly basis.  For the year ended, December 31, 2003, the hedges’ ineffectiveness was not material.

(ii)                              Financial

In addition to energy marketing and trading, we use derivative financial instruments to manage exposure to fluctuations in interest rates.  We use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows) and treasury locks (an agreement that fixes the yield or price on a specific treasury security for a specific period, which we sometimes use in connection with the issuance of fixed rate debt).  We account for such derivatives at fair value and assess the effectiveness of any such derivative used in hedging activities.

At December 31, 2003, the ineffectiveness of instruments that we have classified as cash flow hedges of variable-rate debt instruments was not material.  Reclassification of unrealized gains or losses on cash flow hedges of debt instruments from Accumulated other comprehensive income (loss) occurs as interest is accrued on the debt instrument.  The unrealized losses that will be reclassified as a charge to Interest Expense during the twelve-month period ending December 31, 2004, are not expected to be material.

(l)                                    Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142) in the first quarter of 2002.  With the adoption of Statement 142, goodwill and other intangibles with indefinite lives are no longer amortized.  Prior to adoption, we amortized goodwill on a straight-line basis over its estimated useful life, not to exceed 40 years.  The discontinuance of this amortization was not material to our financial position or results of operations.  Statement 142 requires that goodwill is assessed annually, or when circumstances indicate that the fair value of a reporting unit has declined significantly, by applying a fair-value-based test.  This test is applied at the “reporting unit” level, which is not broader than the current business segments discussed in Note 15.  Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so.

We finalized our transition impairment test in the fourth quarter of 2002 and recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This amount is reflected in Cinergy’s Statements of Income as a cumulative effect adjustment, net of tax.  See (q)(vi) below for a summary of the cumulative effect adjustments.

(m)                              Income Taxes

Cinergy and its subsidiaries file a consolidated federal income tax return and combined/consolidated state and local tax returns in certain jurisdictions.  Cinergy and its subsidiaries have an income tax allocation agreement, which conforms to the requirements of the PUHCA.  The corporate taxable income method is used to allocate tax benefits to the subsidiaries whose investments or results of operations provide those tax benefits.  Any tax liability not directly attributable to a specific subsidiary is allocated proportionately among the subsidiaries as required by the agreement.

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

Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reporting purposes.  These deferred investment tax credits are being amortized over the useful lives of the property to which they are related.  For a further discussion of income taxes, see Note 10.

(n)                                 Environmental and Legal Contingencies

In the normal course of business, Cinergy, CG&E, PSI, and ULH&P are subject to various regulatory actions, proceedings, lawsuits and other matters, including actions under laws and regulations related to the environment.  We reserve for these potential contingencies when they are deemed probable and reasonably estimable liabilities.  We believe that the amounts provided for in our financial statements are adequate.  However, these amounts are estimates based upon assumptions involving judgment and therefore actual results could differ.  For further discussion of contingencies, see Note 11.

(o)                                  Pension and Other Postretirement Benefits

Cinergy provides benefits to retirees in the form of pension and other postretirement benefits.  Our reported costs of providing these pension and other postretirement benefits are developed by actuarial valuations and are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.  Changes made to the provisions of the plans may impact current and future pension costs.  Pension costs associated with Cinergy’s defined benefit plans are impacted by employee demographics, the level of contributions we make to the plan, and earnings on plan assets.  These pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.  Other postretirement benefit costs are impacted by employee demographics, per capita claims costs, and health care cost trend rates and may also be affected by changes in key actuarial assumptions, including the discount rate used in determining the accumulated postretirement benefit obligation.  Cinergy reviews and updates its actuarial assumptions on an annual basis, unless plan amendments or other significant events require earlier remeasurement at an interim period.  For additional information on pension and other postretirement benefits, see Note 9.

(p)                                  Stock-Based Compensation

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), for all employee awards granted or with terms modified on or after January 1, 2003.  Prior to 2003, we had accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  See Note 2(c) for further information on our stock-based compensation plans.  The following table illustrates the effect on our Net Income and EPS if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Year Ended December 31
		(in millions, except per share amounts)

		2003	2002	2001

Net income, as reported		$470	$361	$442

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects.	17	24	13

Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	18	23	13

Pro-forma net income		$469	$362	$442

EPS - as reported		$2.66	$2.16	$2.78
EPS - pro-forma		$2.66	$2.17	$2.78

EPS assuming dilution - as reported		$2.63	$2.13	$2.75
EPS assuming dilution - pro-forma		$2.63	$2.14	$2.75

The pro-forma amounts reflect certain assumptions used in estimating fair values.  As a result of this and other factors which may affect the timing and amounts of stock-based compensation, the pro-forma effect on Net Income and EPS may not be representative of future periods.  See Note 2(c) for further description of the fair value assumptions.

(q)                                  Accounting Changes

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

The consensus to rescind EITF 98-10 required all energy trading contracts that do not qualify as derivatives to be accounted for on an accrual basis, rather than at fair value.  The consensus was immediately effective for all new contracts executed after October 25, 2002, and required a cumulative effect adjustment to income, net of tax, on January 1, 2003, for all contracts executed on or prior to October 25, 2002.  The cumulative effect adjustment, on a net of tax basis, was a loss of approximately $13 million for Cinergy and $8 million for CG&E, which primarily includes the impact of certain coal contracts, gas inventory, and certain gas contracts, which are accounted for at fair value.  We expect this rescission to have the largest ongoing impact on our gas trading business, which uses financial contracts, physical contracts, and gas inventory to take advantage of various arbitrage opportunities.  Prior to the rescission of EITF 98-10, all of these activities were accounted for at fair value.  Under the revised guidance, only certain items are accounted for at fair value, which could increase inter-period volatility in reported results of operations.  As a result, we began applying fair value hedge accounting in June 2003 to certain quantities of gas inventory (more fully discussed in (k)(i) above) and are further reviewing additional applications for hedge accounting.

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

(ii)                              Derivatives

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149).  Statement 149 primarily amends Statement 133 to incorporate implementation conclusions previously cleared by the FASB staff, to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as a financing activity in the Statements of Cash Flows.  Implementation issues previously cleared by the FASB staff were effective at the time they were cleared and new guidance was effective in the third quarter of 2003.  In connection with our adoption, we reviewed certain power purchase or sale contracts to determine if they met the revised normal purchases and sales scope exception criteria in Statement 149.  If these criteria were not met, the contract was adjusted to fair value.  The impact of adopting Statement 149 was not material to our financial position or results of operations.

In June 2003, the FASB issued final guidance on the use of broad market indices (e.g., consumer price index) in power purchases and sales contracts.  This guidance clarifies that the normal purchases and sales scope exception is precluded if a contract contains a broad market index that is not clearly and closely related to the asset being sold or purchased (or a direct factor in the production of the asset sold or purchased).  The guidance provides criteria that must be met for the index to be considered clearly and closely related.  This guidance, which was effective in the fourth quarter of 2003, was not material to our financial position or results of operations.

(iii)                          Asset Retirement Obligations

In July 2001, the FASB issued Statement 143, which requires fair value recognition beginning January 1, 2003, of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.   Statement 143 prohibits the accrual of estimated retirement and removal costs unless resulting from legal obligations.  Our accounting policy for such legal obligations and for accrued cost of removal for our rate regulated long-lived assets is described in (j) above.

We adopted Statement 143 on January 1, 2003, and Cinergy and CG&E both recognized a gain of $39 million (net of tax) for the cumulative effect of this change in accounting principle.  Substantially all of this adjustment reflects the reversal of previously accrued cost of removal for CG&E’s generating assets, which do not apply the provisions of Statement 71.  Accrued cost of removal at adoption included $316 million, $25 million, and $146 million of accumulated cost of removal related to PSI’s, ULH&P’s, and CG&E’s utility plant in service assets, respectively, which represent regulatory liabilities after adoption and were not included as part of the cumulative effect adjustment.  The increases in assets and liabilities from adopting Statement 143 were not material to our financial position.

Pro-forma results as if Statement 143 was applied retroactively for the years ended December 31, 2002 and 2001, are not materially different from reported results.

(iv)                            Consolidation of VIEs

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) an entity that has equity investors that do not have voting rights or do not absorb losses or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003 for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003 for traditional SPEs and to March 31, 2004 for all other entities subject to the scope of Interpretation 46.  During this deferral period, the FASB clarified and amended several provisions, much of which is intended to assist in the application of Interpretation 46 to operating entities.  Clarifications were not needed for most traditional SPEs and we therefore elected to implement Interpretation 46 for such entities, as discussed below, in accordance with the original implementation date of July 1, 2003.  Prior period financial statements were not restated for these changes.

Interpretation 46 required us to consolidate two SPEs that have individual power sale agreements to Central Maine Power Company (CMP).  Further, we were no longer permitted to consolidate a trust that was established by Cinergy Corp. in 2001 to issue approximately $316 million of combined preferred trust securities and stock purchase contracts.  For further information on the accounting for these entities see Note 3.

Cinergy has concluded that its accounts receivable sale facility, as discussed in Note 3(c), will remain unconsolidated since it involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Interpretation 46 and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140).

Cinergy is continuing to evaluate the impact of Interpretation 46 on several operating joint ventures, primarily involved in cogeneration and energy efficiency operations, that we currently do not consolidate.  If all these entities were consolidated, their total assets of approximately $590 million (the majority of which is non-current) and total liabilities of approximately $210 million (which includes long-term debt of approximately $90 million) would be recognized on our Balance Sheets.  Cinergy’s current investment in these entities is approximately $200 million.  We also guarantee certain performance obligations of these entities with an estimated maximum potential exposure of approximately $40 million, as disclosed in Note 11(c)(vii).  If any of these entities are required to be consolidated, they will be included in the March 31, 2004 consolidated financial statements.

(v)                                Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (Statement 150).  Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement.  Statement 150 would have required Cinergy Corp.’s preferred trust securities to be reported as a liability; however, as described more fully in Note 3(b), the trust holding these securities is no longer permitted to be consolidated and the preferred trust securities are no longer reported on Cinergy’s Balance Sheets.  However, Cinergy’s note payable to the trust is recorded on the Balance Sheets as Long-term debt.  As a result, the impact of adopting Statement 150 was not material to our financial position or results of operations.

As discussed in Note 3(b), Cinergy Corp. issued forward stock sale contracts that require purchase by the holder of a certain number of Cinergy Corp. shares in February 2005 (stock contracts).  The number of shares to be issued is contingent on the market price of Cinergy Corp. stock, but subject to a predetermined ceiling and floor price.  In October 2003, the FASB staff released an interpretation of Statement 150 that requires an evaluation of these stock contracts to determine whether they constitute a liability, with any changes in accounting required in January 2004.  This interpretation did not have any impact on our current accounting.

(vi)                            Cumulative Effect of Changes in Accounting Principles, Net of Tax

The following table summarizes the various cumulative effect adjustments and their related tax effects discussed above for the rescission of EITF 98-10 and the adoption of Statement 142 and Statement 143:

	Year to Date December 31
	2003			2002
	Before- tax Amount	Tax (Expense) Benefit	Net-of- tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
	(in thousands)
Cinergy(1)
Goodwill impairment (Statement 142 adoption)	$—	$—	$—	$(10,899)	$—	$(10,899)
Rescission of EITF 98-10 (EITF 02-3 adoption)	(20,163)	7,651	(12,512)	—	—	—
Asset retirement obligation (Statement 143 adoption)	64,070	(25,096)	38,974	—	—	—
	$43,907	$(17,445)	$26,462	$(10,899)	$—	$(10,899)
CG&E
Rescission of EITF 98-10 (EITF 02-3 adoption)	$(13,540)	$5,301	$(8,239)	$—	$—	$—
Asset retirement obligation (Statement 143 adoption)	64,383	(25,206)	39,177	—	—	—
	$50,843	$(19,905)	$30,938	$—	$—	$—
PSI
Rescission of EITF 98-10 (EITF 02-3 adoption)	$(810)	$316	$(494)	$—	$—	$—
	$(810)	$316	$(494)	$—	$—	$—

(1)               The results of Cinergy also include amounts related to non-registrants.

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

(s)                                  Related Party Transactions

CG&E, PSI, and ULH&P engage in related party transactions.  These transactions, which are eliminated upon consolidation, are generally performed at cost and in accordance with the SEC regulations under the PUHCA and the applicable state and federal commission regulations.  The Balance Sheets of our operating companies reflect amounts payable to and/or receivable from related parties as Accounts payable to affiliated companies and Accounts receivable from affiliated companies.  The significant related party transactions are disclosed below.

(i)                                  Services

Services provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services in accordance with agreements approved by the SEC under the PUHCA.  The cost of these services are charged to our companies on a direct basis, or for general costs which cannot be directly attributed, based on predetermined allocation factors, including the following ratios:

•     sales;

•     electric peak load;

•     number of employees;

•     number of customers;

•                  construction expenditures; and

•                  other statistical information.

These costs were as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(in millions)

CG&E and subsidiaries	$219	$206	$240
PSI	193	190	196
ULH&P	22	23	24

Generation Services supplies electric production-related construction, operation and maintenance services to certain of our subsidiaries pursuant to agreements approved by the SEC under the PUHCA.  The cost of these services were as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002(1)	2001
	(in millions)

CG&E and subsidiaries	$96	$104	$67
PSI	55	58	21

(1) Increase reflects movement of Services’ employees to Generation Services.

(ii)                              Purchased Energy

ULH&P purchases energy from CG&E pursuant to a contract effective January 1, 2002, which was approved by the FERC and the Kentucky Public Service Commission (KPSC).  This five-year agreement is a negotiated fixed-rate contract with CG&E and replaces the previous cost-of-service based contract, which expired on December 31, 2001.  ULH&P purchased energy from CG&E for resale in the amounts of $155 million, $160 million, and $152 million for the years ended December 31, 2003, 2002, and 2001, respectively.  These amounts are reflected in the Statements of Income for ULH&P as Electricity purchased from parent company for resale.  For information on the potential transfer of generating assets to ULH&P and the effect it will have on purchased energy see Note 19.

PSI and CG&E purchase energy from each other under a federal and state approved joint operating agreement.  These sales and purchases are reflected in the Statements of Income of PSI and CG&E as Electric operating revenues and Fuel and purchased and exchanged power expense and were as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(in millions)

CG&E
Electric operating revenues	$63	$59	$90
Purchased power(1)	74	43	92
PSI
Electric operating revenues	74	43	92
Purchased power(1)	63	59	90

(1) Includes intercompany purchases that are presented net in accordance with EITF 02-3.

To supplement native load requirements, CG&E and PSI have from time to time purchased peaking power from Cinergy Capital & Trading, Inc. (Capital & Trading), an indirect wholly-owned subsidiary of Cinergy Corp. under the terms of a wholesale market-based tariff.  For the year ended December 31, 2003, payments under this contract totaled approximately $5 million for CG&E.  For the year ended December 31, 2002, payments under these contracts for both CG&E and PSI totaled approximately $27 million and $28 million, respectively.  For PSI, certain of these amounts have been deferred for future recovery as approved by the IURC.

CG&E and PSI have an agreement with Cinergy Marketing & Trading, LP (Marketing & Trading) to purchase gas for certain gas-fired peaking plants.  Purchases under this agreement were approximately $6 million, $9 million, and $12 million for CG&E and $20 million, $5 million, and $4 million for PSI for the years ended December 31, 2003, 2002, and 2001, respectively.  The amounts are reflected in the Statements of Income of CG&E and PSI as Fuel and purchased and exchanged power expense.

(iii)                          Other

In November 2002, CG&E and ULH&P entered into agreements with Marketing & Trading to manage their interstate pipeline transportation, storage capacity, and gas supply contracts.  Under the terms of these agreements, Marketing & Trading is obligated to deliver natural gas to meet CG&E’s and ULH&P’s firm requirements.  These agreements expired in October 2003.  In November 2003, CG&E and its subsidiaries, including ULH&P, entered into new one-year contracts with Marketing & Trading.  Payments under these agreements for the years ended December 31, 2003 and 2002 were approximately $413 million and $40 million for CG&E and subsidiaries, and $78 million and $7 million for ULH&P.  These amounts are recorded in the Statements of Income for CG&E and ULH&P as Gas purchased expense.

In February 2003, PSI acquired gas-fired peaking plants in Henry County, Indiana and Butler County, Ohio from two non-regulated affiliates.  For a further discussion on the transfer of these generating assets see Note 19.

Cinergy Corp., Services, and our operating companies participate in a money pool arrangement to better manage cash and working capital requirements.  These amounts are reflected in Notes payable to affiliated companies and Notes receivable from affiliated companies on the Balance Sheets of our operating companies.  For a further discussion on the money pool agreement see Note 6.

2.              Common Stock

(a)                                  Changes In Common Stock Outstanding

The following table reflects information related to shares of common stock issued for stock-based plans.

	Shares Authorized for Issuance under Plan		Number of Shares Available for Future Issuance(3)	Shares Used to Grant or Settle Awards
				2003	2002	2001

Cinergy Corp. 1996 Long-Term Incentive Compensation Plan (LTIP)	14,500,000		4,346,877	1,742,046	674,005	72,225

Cinergy Corp. Stock Option Plan (SOP)	5,000,000		1,318,500	421,611	870,867	263,070

Cinergy Corp. Employee Stock Purchase and Savings Plan	2,000,000		1,482,664	168,756	4,912	227,847

Cinergy Corp. UK Sharesave Scheme	75,000		62,637	3,364	8,878	121

Cinergy Corp. Retirement Plan for Directors	175,000	(1)	—	5,602	1,768	29,135

Cinergy Corp. Directors’ Equity Compensation Plan	75,000		46,771	3,824	196	1,858

Cinergy Corp. Directors’ Deferred Compensation Plan	200,000		108,547	25,826	—	14,211

Cinergy Corp. 401(k) Plans	6,469,373	(1)	3,890,358	1,544,900	964,615	69,500

Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan(2)	3,000,000	(1)	689,820	679,301	657,943	649,834

Cinergy Corp. 401(k) Excess Plan	100,000	(1)	—	—	—	—

(1)	Plan does not contain an authorization limit. The number of shares presented reflects amounts registered with the SEC as of December 31, 2003.
(2)	Shares issued prior to April 2001 were for the previous Cinergy Corp. Dividend Reinvestment and Stock Purchase Plan, which is no longer active.
(3)	Shares available exclude the number of shares to be issued upon exercise of outstanding options, warrants, and rights.

We retired 519,976 shares of common stock in 2003, 422,908 shares in 2002, and 72,739 shares in 2001, mainly representing shares tendered as payment for the exercise of previously granted stock options.

In April 2001, Cinergy adopted the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan, a plan designed to provide investors with a convenient method to purchase shares of Cinergy Corp. common stock and to reinvest cash dividends in the purchase of additional shares.  This plan replaced the Cinergy Corp. Dividend Reinvestment and Stock Purchase Plan.

In November 2001, Cinergy chose to reinstitute the practice of issuing new Cinergy Corp. common shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  This replaced our previous practice of purchasing shares in the open market to fulfill certain plan obligations.

In February 2002, Cinergy sold 6.5 million shares of Cinergy Corp. common stock with net proceeds of approximately $200 million.

In January 2003, Cinergy Corp. filed a registration statement with the SEC with respect to the issuance of common stock, preferred stock, and other securities in an aggregate offering amount of $750 million.  In February 2003, Cinergy sold 5.7 million shares of Cinergy Corp. common stock with net proceeds of approximately $175 million under this registration statement.  The net proceeds from the transaction were used to reduce short-term debt of Cinergy Corp. and for other general corporate purposes.

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

We currently have the following stock-based compensation plans:

•                  LTIP;

•                  SOP;

•                  Employee Stock Purchase and Savings Plan;

•     UK Sharesave Scheme;

•                  Retirement Plan for Directors;

•                  Directors’ Equity Compensation Plan;

•                  Directors’ Deferred Compensation Plan; and

•                  401(k) Excess Plan.

The LTIP, the SOP, the Employee Stock Purchase and Savings Plan, and the 401(k) Excess Plan are discussed below.  The activity in 2003, 2002, and 2001 for the remaining stock-based compensation plans was not significant.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement 148, for all employee awards granted or with terms modified on or after January 1, 2003.  Prior to 2003, we had accounted for our stock-based compensation plans using the intrinsic value method under APB 25.  See “Stock-Based Compensation” in Note 1(p) for additional information on costs we recognized in 2003, 2002, and 2001, related to stock-based compensation plans, and for our pro-forma disclosure assuming compensation costs for these plans had been determined at fair value, consistent with Statement 123, as amended by Statement 148.

(i)                                  LTIP

The LTIP was originally adopted in 1996 and was subsequently amended effective January 2002.  Under this plan, certain key employees may be granted incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, dividend equivalents, the opportunity to earn performance-based shares and certain other stock-based awards.  Stock options are granted to participants with an option price equal to or greater than the fair market value on the grant date, and generally with a vesting period of either three or five years.  The vesting period begins on the grant date and all options expire within 10 years from that date.  The number of shares of common stock issuable under the LTIP is limited to a total of 14.5 million shares.

Historically, the performance-based shares have been paid 100 percent in the form of common stock.  In order to maintain market competitiveness with respect to the form of LTIP awards and to ensure continued compliance with internal guidelines on common share dilution, the Compensation Committee of the Cinergy Corp. Board of Directors approved the future payment of performance-based share awards 50 percent in common stock and 50 percent in cash.  As a result, we have reclassified the expected cash payout portion of the performance shares from Paid-in capital to Current Liabilities - Other and Non-Current Liabilities - Other.

Entitlement to performance-based shares is based on Cinergy’s total shareholder return (TSR) over designated Cycles as measured against a pre-defined peer group.  Target grants of performance-based shares were made for the following Cycles:

Cycle	Grant Date	Performance Period	Target Grant of Shares
			(in thousands)

VI	1/2002	2002-2004	357
VII	1/2003	2003-2005	411
VIII	1/2004	2004-2006	404

Participants may earn additional performance shares if Cinergy’s TSR exceeds that of the peer group.  For the three-year performance period ended December 31, 2003 (Cycle V), approximately 567,000 shares (including dividend equivalent shares) were earned, based on our relative TSR.

(ii)                              SOP

The SOP is designed to align executive compensation with shareholder interests.  Under the SOP, incentive and non-qualified stock options, SARs, and SARs in tandem with stock options may be granted to key employees, officers, and outside directors.  The activity under this plan has predominantly consisted of the issuance of stock options.  Options are granted with an option price equal to the fair market value of the shares on the grant date.  Options generally vest over five years at a rate of 20 percent per year, beginning on the grant date, and expire 10 years from the grant date.  The total number of shares of common stock issuable under the SOP may not exceed 5,000,000 shares.  No incentive stock options may be granted under the plan after October 24, 2004.

(iii)                          Employee Stock Purchase and Savings Plan

The Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature.  Under the Employee Stock Purchase and Savings Plan, after-tax funds are withheld from a participant’s compensation during a 26-month offering period and are deposited in an interest-bearing account.  At the end of the offering period, participants may apply amounts deposited in the account, plus interest, toward the purchase of shares of common stock.  The purchase price is equal to 95 percent of the fair market value of a share of common stock on the first date of the offering period.  Any funds not applied toward the purchase of shares are returned to the participant.  A participant may elect to terminate participation in the plan at any time.  Participation also will terminate if the participant’s employment ceases.  Upon termination of participation, all funds, including interest, are returned to the participant without penalty.  The sixth offering period began May 1, 2001, and ended June 30, 2003, with 168,101 shares purchased and the remaining cash distributed to the respective participants.  The purchase price for all shares under this offering was $32.78.  The total number of shares of common stock issuable under the Employee Stock Purchase and Savings Plan may not exceed 2,000,000.

Activity for 2003, 2002, and 2001 for the LTIP, SOP, and Employee Stock Purchase and Savings Plan is summarized as follows:

	LTIP and SOP		Employee Stock Purchase and Savings Plan
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2000	6,990,871	$26.77	280,326	$27.73

Options granted	811,700	33.90	299,793	32.78
Options exercised	(275,393)	24.39	(227,968)	27.73
Options forfeited	(79,400)	27.29	(73,826)	29.20

Balance at December 31, 2001	7,447,778	27.63	278,325	32.78

Options granted	1,241,200 (2)	32.27	—	—
Options exercised	(1,308,738)	23.96	(4,912)	32.78
Options forfeited	(18,540)	31.57	(55,243)	32.78

Balance at December 31, 2002	7,361,700	29.06	218,170	32.78

Options granted	897,100 (2)	34.30	—	—
Options exercised	(1,630,046)	24.89	(168,101)	32.78
Options forfeited	(59,300)	30.51	(50,069)	32.78

Balance at December 31, 2003	6,569,454	$30.79	—	$—

Options Exercisable(1):
At December 31, 2001	3,763,558	$27.32
At December 31, 2002	3,744,420	$28.98
At December 31, 2003	3,700,346	$29.52

(1)          The options under the Employee Stock Purchase and Savings Plan are generally only exercisable at the end of the offering period.

(2)          Options were not granted under the SOP during 2003 or 2002.

The weighted average fair value of options granted under the combined LTIP and the SOP plans was $4.96 in 2003, $4.95 in 2002, and $5.42 in 2001.  The weighted average fair value of options granted under the Employee Stock Purchase and Savings Plan was $5.85 in 2001 (no options were granted in 2003 or 2002).  The fair values of options granted were estimated as of the grant date using the Black-Scholes option-pricing model and the following assumptions:

	LTIP and SOP(1)						Employee Stock Purchase and Savings Plan(2)
	2003		2002		2001		2001

Risk-free interest rate	3.02%		3.92%		4.78%		4.22%
Expected dividend yield	5.34%		5.66%		5.42%		5.26%
Expected lives	5.35	yrs.	5.42	yrs.	5.37	yrs.	2.17	yrs.
Expected volatility	26.15%		26.45%		25.01%		30.67%

(1) Options were not granted under the SOP in 2003 or 2002.
(2) Options were not granted under the Employee Stock Purchase and Savings Plan in 2003 or 2002.

Price ranges, along with certain other information, for options outstanding under the combined LTIP and SOP plans at December 31, 2003, were as follows:

			Outstanding			Exercisable
Exercise Price Range			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price

$22.88	-	$24.38	2,134,724	$24.00	5.27 yrs.	1,830,644	$24.03
$24.63	-	$33.87	1,851,164	$32.05	7.20 yrs.	611,236	$31.93
$33.88	-	$38.59	2,583,566	$35.51	6.48 yrs.	1,258,466	$36.32

(iv)                            401(k) Excess Plan

The 401(k) Excess Plan is a non-qualified deferred compensation plan for a select group of Cinergy management and other highly compensated employees.  It is a means by which these employees can defer additional compensation provided they have already contributed the maximum amount (pursuant to the anti-discrimination rules for highly compensated employees) under the qualified 401(k) Plan.  All funds deferred are held in a rabbi trust administered by an independent trustee.

(d)                                  401(k) Plans

We sponsor 401(k) employee retirement plans that cover substantially all U.S. employees.  Employees can contribute up to 50 percent of pre-tax base salary (subject to Internal Revenue Service (IRS) limits) and up to 15 percent of after-tax base salary.  We make matching contributions to these plans in the form of Cinergy Corp. common stock, contributing 100 percent of the first three percent of an employee’s pre-tax contributions plus 50 percent of the next two percent of an employee’s pre-tax contributions.  Employees are immediately vested in both their contributions and our matching contributions.

Cinergy’s, CG&E’s, and PSI’s matching contributions for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(in millions)

Cinergy(1)	$18	$19	$17
CG&E and subsidiaries	3	3	3
PSI	4	3	3

(1) The results of Cinergy also include amounts related to non-registrants.

Effective January 1, 2003, each Cinergy employee whose pension benefit is determined using a cash balance formula is also eligible to receive an annual deferred profit sharing contribution, calculated as a percentage of that employee’s total pay.  The deferred profit sharing contribution made by Cinergy is based on our performance level for the year, and is made to the 401(k) plans in the form of Cinergy Corp. common stock.  Each year’s contribution must remain invested in Cinergy Corp. common stock for a minimum of three years, or until an employee reaches age 50.  Employees age 50 or older may transfer their benefit from Cinergy Corp. common stock into another investment option offered under our 401(k) plans.  Employees vest in their benefit upon reaching three years of service, or immediately upon reaching age 65 while employed.  Cinergy has recorded approximately $1.5 million of profit sharing contribution costs for the year ended December 31, 2003.

(e)                                  Stock Purchase Contracts

In December 2001, Cinergy Corp. issued approximately $316 million notional amount of combined securities, a component of which was stock purchase contracts.  These contracts obligate the holder to purchase common shares of Cinergy Corp. stock in, and/or before, February 2005.  The number of shares to be issued is contingent upon the market price of Cinergy Corp. stock, but subject to predetermined ceiling and floor prices.  See Note 3(b) for further discussion of these combined securities.

3.                                      Variable Interest Entities

(a)                                  Power Sale SPEs

As discussed in Note 1(q)(iv), in accordance with Interpretation 46, we were required to consolidate two SPEs that have individual power sale agreements to CMP for approximately 45 megawatts (MW) of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, these SPEs have individual power purchase agreements with Capital & Trading to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.  Upon the initial consolidation of these two SPEs on July 1, 2003, approximately $239 million of notes receivable, $225 million of non-recourse debt, and miscellaneous other assets and liabilities were included on Cinergy’s Balance Sheets.  The debt was incurred by the SPEs to finance the buyout of the existing power contracts that CMP held with the former suppliers.  The cash flows from the notes receivable are designed to repay the debt.  Notes 4 and 5 provide additional information regarding the debt and the notes receivable, respectively.

(b)                                  Preferred Trust Securities

In December 2001, Cinergy Corp. issued approximately $316 million notional amount of combined securities consisting of (a) 6.9 percent preferred trust securities, due February 2007, and (b) stock purchase contracts obligating the holders to purchase between 9.2 and 10.8 million shares of Cinergy Corp. common stock in February 2005.  A $50 preferred trust security and stock purchase contract were sold together as a single security unit (Unit).  The preferred trust securities were issued through a trust whose common stock is 100 percent owned by Cinergy Corp. The stock purchase contracts were issued directly by Cinergy Corp.  The trust loaned the proceeds from the issuance of the securities to Cinergy Corp. in exchange for a note payable to the trust that was eliminated in consolidation.  The proceeds of $306 million, which is net of approximately $10 million of issuance costs, were used to pay down Cinergy Corp.’s short-term indebtedness.  In February 2005, the preferred trust securities will be remarketed and the dividend rate reset, no lower than 6.9 percent, to yield $316 million in the remarketing.  The holders will use the proceeds from this remarketing to fund their obligation to purchase shares of Cinergy Corp. common stock under the stock purchase contract.  The holders will pay the market price for the stock at that time, subject to a ceiling of $34.40 per share and a floor of $29.15 per share.  The number of shares to be issued will vary according to the stock price, subject to the total proceeds equaling $316 million.

Each Unit will receive quarterly cash payments of 9.5 percent per annum of the notional amount, which includes the preferred trust security dividend of 6.9 percent and payment of 2.6 percent, which represents principal and interest on the stock purchase contracts.  Upon delivery of the shares, these stock purchase contract payments will cease.  The trust’s ability to pay dividends on the preferred trust securities is solely dependent on its receipt of interest payments from Cinergy Corp. on the note payable.  However, Cinergy Corp. has fully and unconditionally guaranteed the preferred trust securities.

As of July 1, 2003, we no longer consolidate the trust that was established to issue the preferred trust securities.  The preferred trust securities (previously recorded as Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company) are no longer included in Cinergy Corp.’s Balance Sheets.  In addition, the note payable owed to the trust, which has a current carrying value of $319 million, is included in Long-term debt.

(c)                                  Sales of Accounts Receivable

In February 2002, CG&E, PSI, and ULH&P entered into an agreement to sell certain of their accounts receivable and related collections.  Cinergy Corp. formed Cinergy Receivables Company, LLC (Cinergy Receivables) to purchase, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P.  Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying SPE.  The transfers of receivables are accounted for as sales, pursuant to Statement 140.

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

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under Statement 140 and is classified within Notes receivable from affiliated companies in the accompanying Balance Sheets of CG&E, PSI, and ULH&P and is classified within Notes receivable on Cinergy Corp.’s Balance Sheets.  In addition, Cinergy Corp.’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interests held by CG&E, PSI, and ULH&P.  The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value.  The key assumptions in estimating fair value are credit losses and selection of discount rates.  Because (a) the receivables generally turn in less than two months, (b) credit losses are reasonably predictable due to each company’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value.  Interest accrues to CG&E, PSI, and ULH&P on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent.  Cinergy Corp. records income from Cinergy Receivables in a similar manner.  We record an impairment charge against the carrying value of both the retained interests and purchased beneficial interest whenever we determine that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in measuring the retained interests for sales since the inception of the new agreement are as follows (all amounts are averages of the assumptions used in sales during the period):

	Cinergy		CG&E and subsidiaries		PSI		ULH&P

	2003	2002	2003	2002	2003	2002	2003	2002
Anticipated credit loss rate	0.6%	0.6%	0.8%	0.6%	0.5%	0.5%	1.0%	1.0%
Discount rate on expected cash flows	4.4%	5.0%	4.4%	5.0%	4.4%	5.0%	4.4%	5.0%
Receivables turnover rate(1)	12.8%	12.9%	13.6%	13.7%	11.8%	11.8%	13.2%	13.5%

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

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the periods ending December 31, 2003 and 2002.

	2003
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

Receivables sold as of period end	$487	$310	$177	$50
Less: Retained interests	172	107	65	18

Net receivables sold as of period end	$315	$203	$112	$32

Purchased beneficial interests	$14	$—	$—	$—

Sales during period
Receivables sold	$3,681	$2,140	$1,541	$346
Loss recognized on sale	36	23	13	4

Cash flows during period
Cash proceeds from sold receivables	$3,601	$2,092	$1,509	$337
Collection fees received	2	1	1	—
Return received on retained interests	16	9	7	2

	2002
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

Receivables sold as of period end	$483	$299	$184	$45
Less: Retained interests	135	81	54	13

Net receivables sold as of period end	$348	$218	$130	$32

Purchased beneficial interests	$10	$—	$—	$—

Sales during period
Receivables sold	$3,233	$1,840	$1,392	$287
Loss recognized on sale	32	19	13	3

Cash flows during period
Cash proceeds from sold receivables	$3,184	$1,813	$1,371	$283
Collection fees received	2	1	1	—
Return received on retained interests	16	9	7	1

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

In September 2002, CG&E repaid at maturity $100 million principal amount of its First Mortgage Bonds, 7 ¼% Series.

Also in September 2002, CG&E borrowed the proceeds from the issuance by the Ohio Air Quality Development Authority of $84 million principal amount of its State of Ohio Air Quality Development Revenue Refunding Bonds 2002 Series A, due September 1, 2037.  The issuance consists of two $42 million tranches, with the interest rate on one tranche being reset every 35 days by auction and the interest rate on the other tranche being reset every 7 days by auction.  The initial interest rates for the 35-day and 7-day tranches were 1.40 percent and 1.35 percent, respectively.  Proceeds from the borrowing were used in October 2002 to redeem, at par, two $42 million Series 1985 A&B Air Quality Development Authority State of Ohio Customized Purchase Revenue Bonds, due December 1, 2015.  The redeemed bonds had been classified in Notes payable and other short-term obligations.

Additionally in September 2002, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $23 million principal amount of its Environmental Refunding Revenue Bonds Series 2002A, due March 1, 2031.  The initial interest rate for the bonds was 1.40 percent and resets every 35 days by auction.  Proceeds from the borrowing were used in October 2002 to redeem, at par, the $23 million principal amount of Indiana Development Finance Authority Environmental Refunding Revenue Bonds Series 1998, due August 1, 2028.  The redeemed bonds had been classified in Notes payable and other short-term obligations.

Later in September 2002, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $24.6 million principal amount of its Environmental Refunding Revenue Bonds Series 2002B, due March 1, 2019.  The initial interest rate for the bonds was 1.35 percent and resets every 7 days by auction.  Proceeds from the issuance were used in October 2002 to redeem, at par, the $24.6 million principal amount of City of Princeton, Indiana Pollution Control Revenue Refunding Bonds 1996 Series, due March 1, 2019.  The redeemed bonds had been classified in Notes payable and other short-term obligations.

The holders of the Ohio Air Quality Development Authority and Indiana Development Finance Authority bonds mentioned above have the benefit of a financial guaranty insurance policy that insures the payment of principal of, and interest on, the bonds when due.  CG&E and PSI have each entered into an insurance agreement with the bond insurer and have pledged first mortgage bonds to secure their respective reimbursement obligations under such agreements.

Finally in September 2002, CG&E issued $500 million principal amount of its 5.70% Debentures due September 15, 2012.  Proceeds from the offering were used to repay short-term indebtedness incurred in connection with general corporate purposes including capital expenditures related to environmental compliance construction, and the repayment at maturity of $100 million principal amount of CG&E’s First Mortgage Bonds, 7 (1)/4% Series.  In July 2002, CG&E executed a treasury lock with a notional amount of $250 million, which was designated as a cash flow hedge of 50 percent of the forecasted interest payments on this debt offering.  With the issuance of the debt, the treasury lock was settled.  See Note 8(a) for additional information on this treasury lock.

In October 2002, PSI filed a petition with the IURC for the purpose of securing authorization and approval to issue two subordinated promissory notes to Cinergy Corp. for the acquisition of the Butler County, Ohio and Henry County, Indiana peaking plants.  In January 2003, the IURC granted this request, and in February 2003, PSI issued the notes.  One subordinated note was for the principal amount of $200 million with an annual interest rate of 6.30 percent scheduled to mature on April 15, 2004.  The second subordinated note was for $176 million with an annual interest rate of 6.40 percent scheduled to mature on September 1, 2004.

In March 2003, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $35 million of its Environmental Refunding Revenue Bonds Series 2003, due April 1, 2022.  Interest was initially set at 1.05 percent and resets every 35 days by auction.  The bonds are not putable by the holders; therefore, PSI’s debt obligation is classified as Long-term debt.  Later in March 2003, the proceeds from this borrowing plus the interest income earned were used to cause the refunding of the $35 million principal amount outstanding of the City of Princeton, Indiana Pollution Control Revenue Refunding Bonds, 1997 Series.  Similar to the Indiana Development Finance Authority bonds discussed above, PSI has entered into an insurance agreement with the bond insurer and has pledged first mortgage bonds to secure its reimbursement obligations under the agreement.

In April 2003, PSI redeemed $26.8 million of the following Series A, Medium-term Notes:

Principal Amount	Interest Rate	Maturity Date
(in millions)

$2.0	8.37%	11/08/2006
5.0	8.81	05/16/2022
3.0	8.80	05/18/2022
16.8	8.67	06/01/2022

In June 2003, CG&E issued $200 million principal amount of its 5 3/8% 2003 Series B Debentures due June 15, 2033 (effective interest rate of 5.66 percent).  Proceeds from this issuance were used for general corporate purposes, including the funding of capital expenditures related to construction projects and environmental compliance initiatives, and the repayment of outstanding indebtedness.

Also, in June 2003, CG&E modified existing debt resulting in a $200 million principal amount 5.40% 2003 Series A Debenture with a 30 year maturity.  The effective interest rate is 6.90 percent.

In June 2003, CG&E also redeemed its $100 million 8.28% Junior Subordinated Debentures due

July 1, 2025.

Cinergy adopted Interpretation 46 on July 1, 2003, as discussed in Note 1(q)(iv).  The adoption of this new accounting principle had the following effects on long-term debt:

•                                          Cinergy no longer consolidates the trust that held Company obligated, mandatorily redeemable, preferred trust securities of subsidiary, holding solely debt securities of the company.  This resulted in the removal of these securities from our 2003 Balance Sheet and the addition to long-term debt of a $319 million (net of discount) note payable that Cinergy Corp. owes to the trust.

•                                          Cinergy consolidated two SPEs effective July 1, 2003.  As a result, Cinergy has approximately $217 million of additional non-recourse debt as of December 31, 2003, comprised of two separate notes.

The first note, with a December 31, 2003 balance of $110 million bears an interest rate of 7.81 percent and matures in June 2009.  The second note, with a December 31, 2003 balance of $107 million, bears an interest rate of 9.23 percent and matures in November 2016.

In September 2003, PSI redeemed $56 million of its 5.93% Series B, Medium-term Notes at maturity.

In September 2003, PSI issued $400 million principal amount of its 5.00% Debentures due September 15, 2013 (effective interest rate of 5.20 percent).  Proceeds from this issuance were used for the early redemption at par of two subordinated promissory notes to Cinergy Corp., as discussed above, totaling $376 million.  The remaining proceeds were used to reduce short-term indebtedness associated with general corporate purposes including funding capital expenditures related to construction projects and environmental compliance initiatives.

In October 2003, CG&E redeemed its $265.5 million First Mortgage Bonds, 7.20% due  October 1, 2023.

In December 2003, ULH&P redeemed $20 million of its 6.11% Senior Debentures at maturity.

In February 2004, CG&E redeemed $110 million of its 6.45% First Mortgage Bonds at maturity.

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

Long-term Debt Maturities

	Cinergy(1)	CG&E and subsidiaries	PSI
	(in millions)

2004	$835	$110	$—

2005(2)	222	150	52

2006	354	—	326

2007	727	100	266

2008	550	120(3)	44

Thereafter	2,333	1,126(4)	1,043

Total	$5,021	$1,606	$1,731

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          CG&E and subsidiaries includes long-term debt with put provisions of $150 million in 2005.  PSI includes long-term debt with put provisions of $50 million in 2005.

(3)          Includes ULH&P’s $20 million of long-term debt.

(4)          Includes ULH&P’s $35 million of long-term debt.

Maintenance and replacement fund provisions contained in PSI’s first mortgage bond indenture require:  (1) cash payments, (2) bond retirements, or (3) pledges of unfunded property additions each year based on an amount related to PSI’s net revenues.

In August 2000, the generation assets of CG&E were released from the first mortgage indenture lien.  CG&E’s remaining assets, consisting primarily of transmission and distribution assets, of approximately $2.6 billion are subject to the lien of its first mortgage bond indenture.  The utility property of PSI is also subject to the lien of its first mortgage bond indenture.

5.              Notes Receivable

As discussed in Note 1(q)(iv), Cinergy consolidated two previously unconsolidated SPEs effective July 1, 2003.  As a result, Cinergy has approximately $231 million of additional notes receivable as of December 31, 2003, comprised of two separate notes.

The first note, with a December 31, 2003 balance of $118 million, bears an effective interest rate of 7.81 percent and matures in August 2009.  The second note, with a December 31, 2003 balance of $113 million, bears an effective interest rate of 9.23 percent and matures in December 2016.

The following table reflects the maturities of these notes.

Notes Receivable Maturities

Cinergy
(in millions)

2004	$17
2005	20
2006	23
2007	25
2008	29
Thereafter	117

Total	$231

6.              Notes Payable and Other Short-term Obligations

Short-term obligations may include:

•                  short-term notes;

•                  commercial paper;

•                  variable rate pollution control notes; and

•                  money pool.

Short-term Notes

Short-term borrowings mature within one year from the date of issuance.  We primarily use unsecured revolving lines of credit and the sale of commercial paper for short-term borrowings.  A portion of Cinergy Corp.’s revolving lines is used to provide credit support for commercial paper and letters of credit.  When revolving lines are reserved for commercial paper or backing letters of credit, they are not available for additional borrowings.  The fees paid to secure short-term borrowings were immaterial during each of the years ended December 31, 2003, 2002, and 2001.

At December 31, 2003, Cinergy Corp. had $841 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
	(in millions)

364-day senior revolving(1)	April 2004
Direct borrowing		$	$—	$
Commercial paper support			146

Total 364-day facility		600	146	454

Three-year senior revolving(1)	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of credit support			13

Total Three-year facility		400	13	387

Total Credit Facilities		$1,000	$159	$841

(1)       Cinergy Corp. has historically followed the practice of renewing its credit facilities upon expiration.

In April 2003, Cinergy Corp. successfully placed a $600 million, 364-day senior unsecured revolving credit facility.  This facility replaced the $600 million, 364-day facility that expired April 30, 2003.

In addition to revolving credit facilities, Cinergy Corp., CG&E, and PSI also maintain uncommitted lines of credit.  These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.  Cinergy Corp., CG&E, and PSI have established uncommitted lines of $40 million, $15 million, and $60 million, respectively, all of which remained unused as of December 31, 2003.

Commercial Paper

Cinergy Corp.’s $800 million commercial paper program is supported by Cinergy Corp.’s $1 billion revolving credit facilities.  The commercial paper program at the Cinergy Corp. level supports, in part, the short-term borrowing needs of CG&E and PSI and eliminates their need for separate commercial paper programs.  As of December 31, 2003, Cinergy Corp. had $146 million in commercial paper outstanding.

Variable Rate Pollution Control Notes

CG&E and PSI have issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, weekly, or monthly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy, CG&E, and PSI.  At December 31, 2003, CG&E and PSI had $112.1 million and $80.5 million, respectively, outstanding in variable rate pollution control notes, classified as short-term debt.  ULH&P had no outstanding short-term pollution control notes.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

In August 2003, CG&E caused the remarketing by the Ohio Air Quality Development Authority of $84 million of its State of Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2030.  The issuance consists of a $42 million 1995 Series A and a $42 million 1995 Series B.  The remarketing effected the conversion from a daily interest rate reset mode supported by a letter of credit to an unsecured weekly interest rate mode.  The interest rate for both series was initially set at 1.30 percent and will reset every seven days going forward.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and CG&E.

Also in August 2003, CG&E caused the remarketing by the Ohio Air Quality Development Authority of $12.1 million of its State of Ohio Air Quality Development Revenue Bonds 2001 Series A due August 1, 2033.  The remarketing effected the conversion from an unsecured one-year interest rate reset mode to a daily interest rate reset mode supported by a letter of credit.  The interest rate was initially set at 0.95 percent and will be reset daily going forward.  Because the holders of these notes have the right to have their notes redeemed on a daily basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and CG&E.

In December 2003, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $80.5 million of its Indiana Development Finance Authority Environmental Revenue Bonds due December 1, 2038.  The issuance consists of two $40.25 million tranches designated Series 2003A and Series 2003B.  The initial interest rate for both tranches was 1.27 percent and is reset weekly.  Proceeds from the borrowing will be used for the acquisition and construction of various solid waste disposal facilities located at various generating stations in Indiana.  The $80.5 million is being held in escrow by an independent trustee and will be drawn down as the facilities are built.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and PSI.

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

The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies.

	December 31, 2003			December 31, 2002
	Established Lines	Outstanding	Weighted Average Rate	Established Lines	Outstanding	Weighted Average Rate
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	—%	$1,000	$25	2.02%
Uncommitted lines(1)	40	—	—	65	—	—
Commercial paper(2)		146	1.18		473	1.81

Operating companies
Uncommitted lines(1)	75	—	—	75	—	—
Pollution control notes		193	1.37		147	1.82

Non-regulated subsidiaries
Revolving lines	19	10	5.90	7	1	3.28
Short-term debt		2	4.80	22	22	2.93

Cinergy Total		$351	1.45%		$668	1.86%

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	—%	$15	$—	—%
Pollution control notes		112	1.28		112	1.87
Money Pool		49	1.11		9	1.29

CG&E Total		$161			$121

PSI
Uncommitted lines(1)	$60	$—	—%	$60	$—	—%
Pollution control notes		81	1.48		35	1.65
Money Pool		188	1.11		138	1.29

PSI Total		$269			$173

ULH&P
Money Pool		$45	1.11%		$14	1.29%

ULH&P Total		$45			$14

(1)          Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

(2)          The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines of credit.

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

As discussed in Note 1(q)(iv), long-term debt increased in 2003 resulting from the adoption of Interpretation 46.  The debt which was recorded as a result of this new accounting pronouncement did not cause Cinergy Corp. to be in breach of any covenants.

7.              Leases

(a)                                  Operating Leases

We have entered into operating lease agreements for various facilities and properties such as computer, communication and transportation equipment, and office space.  Total rental payments on operating leases for each of the past three years are detailed in the table below.  This table also shows future minimum lease payments required for operating leases with remaining non-cancelable lease terms in excess of one year as of December 31, 2003:

	Lease Expense			Estimated Minimum Lease Payments
	2001	2002	2003	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)

Cinergy(1)	$61	$64	$72	$41	$33	$26	$21	$13	$37	$171
CG&E and subsidiaries	33	30	34	9	8	7	5	4	9	42
PSI	21	23	31	10	9	9	8	7	17	60
ULH&P	5	4	4	—	—	—	—	—	—	—

(1)                                  The results of Cinergy also include amounts related to non-registrants.

(b)                                  Capital Leases

In each of the years 1999 through 2003, CG&E, PSI, and ULH&P entered into capital lease agreements to fund the purchase of gas and electric meters.  The lease terms are for 120 months commencing with the date of purchase and contain various buyout options ranging from 48 to 105 months.  It is our objective to own the meters indefinitely and the operating companies plan to exercise the buyout option at month 105.  As of December 31, 2003, Cinergy’s effective interest rate on capital lease obligations outstanding was 5.2 percent.  The meters are depreciated at the same rate as if owned by the operating companies.  CG&E, PSI, and ULH&P each recorded a capital lease obligation, included in Non-Current Liabilities-Other.

The total minimum lease payments and the present values for these capital lease items are shown below:

	Total Minimum Lease Payments
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

Total minimum lease payments(1)	$68	$41	$27	$10
Less: amount representing interest	(13)	(8)	(5)	(2)

Present value of minimum lease payments	$55	$33	$22	$8

(1)          Annual minimum lease payments are immaterial.

8.                    Financial Instruments

(a)                                  Financial Derivatives

We have entered into financial derivative contracts for the purpose of managing financial instrument risk.

Our current policy of managing exposure to fluctuations in interest rates is to maintain approximately 30 percent of the total amount of outstanding debt in floating interest rate debt instruments.  In maintaining this level of exposure, we use interest rate swaps.  Under the swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount.  CG&E has an outstanding interest rate swap agreement that decreased the percentage of floating-rate debt.  Under the provisions of the swap, which has a notional amount of $100 million, CG&E pays a fixed-rate and receives a floating-rate through October 2007.  This swap qualifies as a cash flow hedge under the provisions of Statement 133.  As the terms of the swap agreement mirror the terms of the debt agreement that it is hedging, we anticipate that this swap will continue to be effective as a hedge.  Changes in fair value of this swap are recorded in Accumulated other comprehensive income (loss).  Cinergy Corp. has three outstanding interest rate swaps with a combined notional amount of $250 million.  Under the provisions of the swaps, Cinergy Corp. receives fixed-rate interest payments and pays floating-rate interest payments through September 2004.  These swaps qualify as fair value hedges under the provisions of Statement 133.  We anticipate that these swaps will continue to be effective as hedges.

Treasury locks are agreements that fix the yield or price on a specified treasury security for a specified period, which we sometimes use in connection with the issuance of fixed-rate debt.  On September 23, 2002, CG&E issued $500 million principal amount senior unsecured debentures due September 15, 2012, with an interest rate of 5.70 percent.  In July 2002, CG&E executed a treasury lock with a notional amount of $250 million, which was designated as a cash flow hedge of 50 percent of the forecasted interest payments on this debt offering.  The treasury lock effectively fixed the benchmark interest rate (i.e., the treasury component of the interest rate, but not the credit spread) for 50 percent of the offering from July 2002 through the issuance date in order to reduce the exposure associated with treasury rate volatility.  With the issuance of the debt, the treasury lock was settled.  Given the use of hedge accounting, this settlement was reflected in other comprehensive income (loss) on an after-tax basis in the amount of $13 million, rather than a charge to net income.  This amount will be reclassified to Interest Expense over the 10-year life of the related debt as interest is accrued.

See Note 1(k) for additional information on financial derivatives.  In the future, we will continually monitor market conditions to evaluate whether to modify our use of financial instruments to manage risk.

(b)                                  Fair Value of Other Financial Instruments

The estimated fair values of other financial instruments were as follows (this information does not claim to be a valuation of the companies as a whole):

	December 31, 2003		December 31, 2002
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)

Cinergy(1)
First mortgage bonds and other long-term debt(2)	$4,971	$5,297	$4,188	$4,399

CG&E and subsidiaries
First mortgage bonds and other long-term debt(2)	$1,569	$1,582	$1,690	$1,743

PSI
First mortgage bonds and other long-term debt(2)	$1,720	$1,861	$1,372	$1,473

ULH&P
Other long-term debt(2)	$55	$61	$75	$78

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

(i)          Trade Receivables and Physical Power Portfolio

Our concentration of credit risk with respect to trade accounts receivable from electric and gas retail customers is limited.  The large number of customers and diversified customer base of residential, commercial, and industrial customers significantly reduces our credit risk.  Contracts within the physical portfolio of power marketing and trading operations are primarily with traditional electric cooperatives and municipalities and other investor-owned utilities.  At December 31, 2003, we believe the likelihood of significant losses associated with credit risk in our trade accounts receivable or physical power portfolio is remote.

(ii)      Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of December 31, 2003, approximately 97 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated Investment Grade or the counterparties’ obligations were guaranteed or secured by an Investment Grade entity.  No single non-investment grade counterparty accounts for more than one percent of our total credit exposure.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk is generally greater than with other commodity trading.

In December 2001, Enron Corp. (Enron) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.  We decreased our trading activities with Enron in the months prior to its bankruptcy filing and filed a motion with the bankruptcy court overseeing the Enron bankruptcy seeking appropriate netting of the various payables and receivables between and among Enron and Cinergy entities.  We entered into a settlement agreement with Enron, which became final in January 2004.  See Note 11(c)(iii) for further information.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status or public debt ratings.

(iii)  Financial Derivatives

Potential exposure to credit risk also exists from our use of financial derivatives such as interest rate swaps and treasury locks.  Because these financial instruments are transacted with highly rated financial institutions, we do not anticipate nonperformance by any of the counterparties.

9.              Pension and Other Postretirement Benefits

We provide benefits to retirees in the form of pension and other postretirement benefits.

Our qualified defined benefit pension plans cover substantially all U.S. employees meeting certain minimum age and service requirements.  During 2002, eligible Cinergy employees were offered the opportunity to make a one-time election, effective January 1, 2003, to either continue to have their pension benefit determined by the traditional defined benefit pension formula or to have their benefit determined using a cash balance formula.

The traditional defined benefit program utilizes a final average pay formula to determine pension benefits.  These benefits are based on:

•                  years of participation;

•                  age at retirement; and

•                  the applicable average Social Security wage base or benefit amount.

Benefits are accrued under the cash balance formula based upon a percentage of pay plus interest.  In addition, participants with the cash balance formula may request a lump-sum cash payment upon termination of their employment, which may result in increased cash requirements from pension plan assets.  Benefits earned under the traditional defined benefit pension formula ceased accruing at December 31, 2002 only for those employees who elected the cash balance formula.  There was no change to retirement benefits earned through December 31, 2002 in converting to the cash balance formula.  The pension benefits of all non-union and certain union employees hired after December 31, 2002 are calculated using the cash balance formula.

The introduction of the defined benefit plan with cash balance features did not have a material effect on our financial position or results of operations for 2003.

Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.

Cinergy’s investment strategy with respect to pension assets is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective, which is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The portfolio’s target asset allocation is 60 percent equity and 40 percent debt with specified allowable ranges around these targets.  Within the equity segment, we are broadly diversified across domestic, developed international, and emerging market equities, with the largest concentration being domestic.  Further diversification is achieved through allocations to growth/value and small-, mid-, and large-cap equities.  Within the debt segment, we principally maintain separate “core plus” and “core” portfolios.  The “core plus” portfolio makes tactical use of the “plus” sectors (e.g., high yield, developed international, emerging markets, etc.) while the

“core” portfolio is a domestic, investment grade portfolio.  The use of derivatives is currently limited to collateralized mortgage obligations and asset-backed securities.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

Cinergy’s qualified pension plan asset allocation at September 30, 2003 and 2002 by asset category was as follows:

	Percentage of Fair Value of Plan Assets at September 30
Asset Category	2003	2002

Equity securities(1)	62%	50%
Debt securities(2)	38%	50%

(1)          The portfolio’s target asset allocation is 60 percent equity with an allowable range of 50 percent to 70 percent.

(2)          The portfolio’s target asset allocation is 40 percent debt with an allowable range of 30 percent to 50 percent.

In addition, we sponsor non-qualified pension plans (plans that do not meet the criteria for tax benefits) that cover officers, certain other key employees, and non-employee directors.  We began funding certain of these non-qualified plans through a rabbi trust in 1999.  This trust, which consists of equity (63 percent) and debt (37 percent) securities at December 31, 2003, is not restricted to the payment of plan benefits and therefore, not considered plan assets under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.  At December 31, 2003 and 2002, trust assets were approximately $9 million and $8 million, respectively, and are reflected in Cinergy’s Balance Sheets as Other investments.

In 2003 and 2002, Cinergy offered voluntary early retirement programs to certain individuals.  In accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88), Cinergy recognized an expense of $8.5 million and $39.1 million in 2003 and 2002, respectively.

We provide certain health care and life insurance benefits to retired U.S. employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.  Neither CG&E nor ULH&P pre-fund their obligations for these postretirement benefits.  In 1999, PSI began pre-funding its obligations through a grantor trust as authorized by the IURC.  This trust, which consists of equity (63 percent) and debt (37 percent) securities at December 31, 2003, is not restricted to the payment of plan benefits and therefore, not considered plan assets under Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (Statement 106).  At December 31, 2003 and 2002, trust assets were approximately $64 million and $52 million, respectively, and are reflected in Cinergy’s Balance Sheets as Other investments.

Based on preliminary estimates, we expect 2004 contributions of $107 million for qualified pension benefits.  In addition, we expect to make contributions of $8 million and $27 million in 2004 for non-qualified pension benefits and other postretirement benefits, respectively.

Our benefit plans’ costs for the past three years included the following components:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions)

Service cost	$31.3	$27.3	$27.9	$3.3	$2.7	$2.1	$4.1	$3.5	$3.8
Interest cost	85.9	79.2	77.5	6.4	5.1	4.8	22.4	19.6	17.9
Expected return on plans’ assets	(80.8)	(86.3)	(81.9)	—	—	—	—	(0.3)	—
Amortization of transition (asset) obligation	(1.0)	(1.3)	(1.3)	—	0.1	0.1	3.3	5.0	5.0
Amortization of prior service cost	4.8	6.2	4.6	1.3	0.9	1.1	—	—	—
Recognized actuarial (gain) loss	—	(5.4)	(3.2)	2.1	0.8	0.6	5.2	1.1	0.1
Voluntary early retirement costs (Statement 88)	8.5	38.6	—	—	0.5	—	—	—	—
Net periodic benefit cost	$48.7	$58.3	$23.6	$13.1	$10.1	$8.7	$35.0	$28.9	$26.8

The net periodic benefit cost by registrant was as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions)

Cinergy(1)	$48.7	$58.3	$23.6	$13.1	$10.1	$8.7	$35.0	$28.9	$26.8
CG&E and subsidiaries	9.7	7.2	1.9	1.0	1.1	1.7	9.0	7.2	6.9
PSI	11.7	12.2	7.5	0.7	0.6	0.7	17.6	15.3	13.5
ULH&P	1.0	1.7	0.3	—	—	—	0.9	0.4	0.4

(1)          The results of Cinergy also include amounts related to non-registrants.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2003 and 2002, and a statement of the funded status for both years.  Cinergy uses a September 30 measurement date for its defined benefit pension plans and other postretirement benefit plans.

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002	2003	2002
	(in millions)

Change in benefit obligation

Benefit obligation at beginning of period	$1,314.9	$1,083.5	$97.8	$70.9	$343.2	$270.4

Service cost	31.3	27.3	3.3	2.7	4.1	3.5
Interest cost	85.9	79.2	6.4	5.1	22.4	19.6
Amendments(1)	0.3	43.3	0.1	4.5	(3.3)	(12.3)
Actuarial loss	97.9	156.5	7.4	20.6	54.3	80.2
Benefits paid	(72.5)	(74.9)	(7.4)	(6.0)	(22.0)	(18.2)

Benefit obligation at end of period	1,457.8	1,314.9	107.6	97.8	398.7	343.2

Change in plan assets

Fair value of plan assets at beginning of period	756.5	875.4	—	—	—	—

Actual return on plan assets	119.3	(48.0)	—	—	—	—
Employer contribution	74.0	4.0	7.4	6.0	22.0	18.2
Benefits paid	(72.5)	(74.9)	(7.4)	(6.0)	(22.0)	(18.2)

Fair value of plan assets at end of period	877.3	756.5	—	—	—	—

Funded status	(580.5)	(558.4)	(107.6)	(97.8)	(398.7)	(343.2)

Unrecognized prior service cost	35.4	48.4	12.3	13.5	—	—
Unrecognized net actuarial loss	255.5	196.2	43.1	37.6	175.7	125.5
Unrecognized net transition (asset) obligation	(0.8)	(1.9)	—	0.1	26.9	33.5

Benefit cost at December 31	$(290.4)	$(315.7)	$(52.2)	$(46.6)	$(196.1)	$(184.2)

Amounts recognized in balance sheets

Accrued benefit liability	$(366.2)	$(353.0)	$(100.5)	$(89.0)	$(196.1)	$(184.2)
Intangible asset	22.1	32.6	12.3	13.6	—	—
Accumulated other comprehensive income (pre-tax)	53.7	4.7	36.0	28.8	—	—

Net recognized at end of period	$(290.4)	$(315.7)	$(52.2)	$(46.6)	$(196.1)	$(184.2)

(1)          For 2003, the amount of $0.3 million includes $8.5 million of voluntary early retirement expenses in accordance with Statement 88, as previously discussed.  For 2002, the amounts of $43.3 million and $4.5 million include $38.6 million and $0.5 million, respectively, of voluntary early retirement expenses in accordance with Statement 88, as previously discussed.

The accumulated benefit obligation for the qualified defined benefit pension plans was $1,237.3 million and $1,101.7 million for 2003 and 2002, respectively.  The accumulated benefit obligation for the non-qualified defined benefit pension plans was $102.1 million and $90.4 million for 2003 and 2002, respectively.

The weighted-average assumptions used to determine benefit obligations were as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002	2003	2002

Discount rate	6.25%	6.75%	6.25%	6.75%	6.25%	6.75%
Rate of future compensation increase	4.00	4.00	4.00	4.00	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.50%	7.50%	6.75%	7.50%	7.50%	6.75%	7.50%	7.50%
Expected return on plans’ assets	9.00	9.25	9.00	N/A	N/A	N/A	N/A	3.00	N/A
Rate of future compensation increase	4.00	4.00	4.50	4.00	4.00	4.50	N/A	N/A	N/A

Cinergy’s expected long-term rate of return on plan assets is based on a calculation provided by an independent investment-consulting firm.  The calculation of the expected return is a two-step process.  Capital market assumptions (e.g., forecasts) are first developed for various asset classes based on underlying fundamental and economic drivers of performance.  Such drivers for equity and debt instruments include profit margins, dividend yields, and interest paid for use of capital.  Risk premiums for each asset class are then developed based on factors such as expected illiquidity, credit spreads, inflation uncertainty and country/currency risk.  Current valuation factors such as present interest and inflation rate levels underpin this process.

The assumptions are then modeled via a probability based multi-factor capital market methodology.  Through this modeling process, a range of possible 10-year annualized returns are generated for each strategic asset class.  Those returns falling at the 50th percentile are utilized in the calculation of Cinergy’s expected long-term rate of return.  We periodically request a new calculation for use in validating our current expected long-term rate of return.

The assumed health care cost trend rates were as follows:

	2003	2002

Health care cost trend rate assumed for next year	9.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(in millions)

Effect on total of service and interest cost components	$4.1	$(3.5)
Effect on accumulated postretirement benefit obligation	52.1	(45.7)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduced a prescription drug benefit to retirees as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is actuarially equivalent to the benefit provided by Medicare.  In January 2004, the FASB staff issued FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1).  FSP 106-1 allows sponsors of postretirement health care plans that provide a prescription drug benefit to make a one-time election to defer accounting for certain provisions of the Act until further authoritative guidance is issued by FASB.  Alternatively, sponsors not electing the deferral option must account for the effects of the Act.  Cinergy is required to make its election on whether it will defer accounting for the effects of the Act by the first quarter of 2004.  Cinergy expects that it will not elect the deferral option but will account for the subsidy as a reduction of our accumulated postretirement benefit obligation with actuarial gain/loss treatment.

In accordance with the provisions of Statement 106, the Act had no effect on Cinergy’s reported 2003 accumulated postretirement benefit obligation, measured at September 30, 2003, or our 2003 net periodic postretirement benefit costs.  Cinergy expects that the FASB will issue final authoritative guidance on accounting for the subsidy during 2004.  Depending upon the timing of such guidance and our conclusion of whether or not to defer reflecting the effects of the Act, our net periodic postretirement benefit costs reported during the interim periods of 2004 could change.

In January 2004, Cinergy announced to employees the creation of a new retiree Health Reimbursement Account (HRA) option, which will impact the postretirement healthcare benefits provided by Cinergy.  HRAs are bookkeeping accounts that can be used to pay for qualified medical expenses after retirement.  The majority of employees will have the opportunity to make a one-time election to remain in Cinergy’s current retiree healthcare program or to move to the new HRA option.  The HRA option has no effect on current retirees receiving postretirement benefits from Cinergy.  As is the case under the current retiree health program, employees who participate in the HRA option will become eligible to receive their HRA benefit only upon retirement on or after the age of 50 with at least five years of service.  We expect that the impact of the new HRA option will not be material to our other postretirement benefit costs.

10.       Income Taxes

The following table shows the significant components of Cinergy’s, CG&E’s, and PSI’s net deferred income tax liabilities as of December 31:

	Cinergy(1)		CG&E and subsidiaries		PSI
	2003	2002	2003	2002	2003	2002
	(in millions)

Deferred Income Tax Liability
Property, plant, and equipment	$1,524.8	$1,373.6	$879.0	$803.1	$569.1	$520.3
Unamortized costs of reacquiring debt	15.9	13.9	5.8	2.8	10.1	11.0
Deferred operating expenses and carrying costs	1.6	4.4	1.6	—	—	4.4
Purchased power tracker	3.9	11.6	—	—	3.9	11.6
RTC	204.2	213.2	204.2	213.2	—	—
Net energy risk management assets	10.0	8.8	9.7	1.0	—	—
Amounts due from customers-income taxes	47.6	37.4	26.0	20.1	21.6	17.3
Gasification services agreement buyout costs	85.8	89.8	—	—	85.8	89.8
Other	24.6	14.4	15.3	10.9	—	1.2

Total Deferred Income Tax Liability	1,918.4	1,767.1	1,141.6	1,051.1	690.5	655.6

Deferred Income Tax Asset
Unamortized investment tax credits	39.3	42.5	30.1	32.9	9.2	9.6
Accrued pension and other postretirement benefit costs	195.6	196.3	97.9	107.5	58.2	60.1
Net energy risk management liabilities	8.8	—	—	—	8.8	9.0
Rural Utilities Service obligation	27.9	28.2	—	—	27.9	28.2
Tax credit carryovers	47.0	—	—	—	—	—
Other	41.8	41.9	28.1	28.1	12.5	10.0

Total Deferred Income Tax Asset	360.4	308.9	156.1	168.5	116.6	116.9

Net Deferred Income Tax Liability	$1,558.0	$1,458.2	$985.5	$882.6	$573.9	$538.7

(1)                                  The results of Cinergy also include amounts related to non-registrants.

Cinergy and its subsidiaries file a consolidated federal income tax return and combined/consolidated state and local tax returns in certain jurisdictions.  Cinergy and its subsidiaries have an income tax allocation agreement, which conforms to the requirements of the PUHCA.  The corporate taxable income method is used to allocate tax benefits to the subsidiaries whose investments or results of operations provide those tax benefits.  Any tax liability not directly attributable to a specific subsidiary is allocated proportionately among the subsidiaries as required by the agreement.

The following table summarizes federal and state income taxes charged (credited) to income for Cinergy, CG&E, and PSI:

	Cinergy(1)			CG&E and subsidiaries			PSI
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions)

Current Income Taxes
Federal	$33.5	$16.3	$129.4	$83.9	$50.6	$135.1	$44.6	$71.1	$59.9
State	24.9	(4.1)	9.3	11.9	0.6	7.6	17.5	9.7	4.6
Total Current Income Taxes	58.4	12.2	138.7	95.8	51.2	142.7	62.1	80.8	64.5

Deferred Income Taxes
Federal
Depreciation and other property, plant, and equipment-related items(2)	129.4	172.2	42.7	73.8	73.6	23.3	40.8	79.6	10.7
Pension and other postretirement benefit costs	22.9	(17.4)	(11.8)	9.7	(4.7)	(4.2)	7.4	(7.4)	(7.6)
Deferred excise taxes	—	—	14.5	—	—	14.5	—	—	—
Unrealized energy risk management transactions	6.1	9.0	44.0	5.4	2.2	23.9	0.5	(2.8)	11.6
Fuel costs	7.2	(22.7)	5.7	4.6	8.8	(8.0)	2.6	(31.5)	13.7
Purchased power tracker	(4.6)	1.5	8.5	—	—	—	(6.4)	1.5	8.5
Gasification services agreement buyout costs	(3.2)	(2.6)	(2.2)	—	—	—	(3.2)	(2.6)	(2.2)
Tax credit carryovers	(47.0)	—	—	—	—	—	—	—	—
Other-net	(39.5)	(14.1)	10.9	(19.7)	8.3	(4.8)	(8.3)	(7.5)	5.3

Total Deferred Federal Income Taxes	71.3	125.9	112.3	73.8	88.2	44.7	33.4	29.3	40.0

State	21.7	30.4	15.4	13.2	20.8	5.0	8.3	7.8	4.8

Total Deferred Income Taxes	93.0	156.3	127.7	87.0	109.0	49.7	41.7	37.1	44.8

Investment Tax Credits-Net	(7.9)	(8.2)	(9.1)	(4.7)	(4.9)	(5.9)	(3.2)	(3.2)	(3.2)

Total Income Taxes	$143.5	$160.3	$257.3	$178.1	$155.3	$186.5	$100.6	$114.7	$106.1

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          The increase from 2001 to 2002 in deferred income taxes for depreciation and other property, plant, and equipment-related items includes a change in accounting method for tax purposes related to capitalized costs.

Internal Revenue Code Section 29 provides a tax credit (nonconventional fuel source credit) for qualified fuels produced and sold by a taxpayer to an unrelated person during the taxable year.  The nonconventional fuel source credit reduced current federal income tax expense $83.7 million, $41.6 million, and $1.1 million for 2003, 2002, and 2001, respectively.

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the federal income tax expense reported in the Statements of Income for Cinergy, CG&E, and PSI.

	Cinergy(1)			CG&E and subsidiaries			PSI
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions)

Statutory federal income tax provision	$186.0	$185.7	$235.3	$158.6	$139.2	$175.2	$73.0	$109.0	$90.7
Increases (reductions) in taxes resulting from:
Amortization of investment tax credits	(7.9)	(8.2)	(9.1)	(4.7)	(4.9)	(5.9)	(3.2)	(3.2)	(3.2)
Depreciation and other property, plant, and equipment-related differences	4.3	0.2	3.2	0.5	1.0	2.6	3.7	(0.8)	0.6
Preferred dividend requirements of subsidiaries	1.2	1.2	1.2	—	—	—	—	—	—
Income tax credits	(83.7)	(41.6)	(2.1)	—	—	—	—	—	—
Foreign tax adjustments	5.1	3.2	(2.1)	—	—	—	—	—	—
Employee Stock Option Plan dividend	(6.5)	(3.0)	—	—	—	—	—	—	—
Other-net	(1.6)	(3.5)	6.2	(1.4)	(1.4)	2.0	1.3	(7.8)	8.6

Federal Income Tax Expense	$96.9	$134.0	$232.6	$153.0	$133.9	$173.9	$74.8	$97.2	$96.7

(1)          The results of Cinergy also include amounts related to non-registrants.

The following table shows the significant components of ULH&P’s net deferred income tax liability as of December 31, 2003 and 2002:

	ULH&P
	2003	2002
	(in thousands)

Deferred Income Tax Liability
Property, plant, and equipment	$49,662	$44,309
Unamortized costs of reacquiring debt	599	652
Amounts due from customers-income taxes	3,926	2,194
Deferred fuel costs	1,631	—
Other	9,764	6,340

Total Deferred Income Tax Liability	65,582	53,495

Deferred Income Tax Asset
Unamortized investment tax credits	1,160	1,309
Deferred fuel costs	—	1,987
Accrued pension and other postretirement benefit costs	4,444	4,410
Other	4,490	2,429

Total Deferred Income Tax Asset	10,094	10,135

Net Deferred Income Tax Liability	$55,488	$43,360

The following table summarizes federal and state income taxes charged (credited) to income for ULH&P:

	ULH&P
	2003	2002	2001
	(in thousands)

Current Income Taxes
Federal	$783	$3,250	$23,109
State	1,190	5,984	(2,293)
Total Current Income Taxes	1,973	9,234	20,816

Deferred Income Taxes
Federal
Depreciation and other property, plant, and equipment-related items	8,032	2,797	1,042
Pension and other benefit costs	258	(309)	(140)
Fuel costs	—	(696)	(7,338)
Unamortized costs of reacquiring debt	—	(70)	(30)
Service company allocations	—	—	192
Other-net	(1,857)	1,138	212

Total Deferred Federal Income Taxes	6,433	2,860	(6,062)

Deferred State Income Taxes	1,640	522	(781)

Total Deferred Income Taxes	8,073	3,382	(6,843)

Investment Tax Credits-Net	(265)	(267)	(274)

Total Income Taxes	$9,781	$12,349	$13,699

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the federal income tax expense reported in the Statements of Income for ULH&P.

	ULH&P
	2003	2002	2001
	(in thousands)

Statutory federal income tax provision	$9,093	$6,298	$18,444
Increases (reductions) in taxes resulting from:
Amortization of investment tax credits	(265)	(267)	(274)
Depreciation and other property, plant, and equipment-related differences	(1,379)	(387)	23
Other-net	(498)	199	(1,420)

Federal Income Tax Expense	$6,951	$5,843	$16,773

11.       Commitments and Contingencies

(a)                                  Environmental

(i)          Ozone Transport Rulemakings

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

1.                    Nitrogen Oxide (NOX) State Implementation Plan (SIP) Call

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

In August 2000, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) extended the deadline for NOX reductions to May 31, 2004.  The states of West Virginia and Illinois, along with various industry groups (some of which we are a member), have challenged portions of the final rule in an action filed in the Court of Appeals.  A decision is expected some time in the first quarter of 2004.  It is unclear whether the Court of Appeals’ decision in this matter will result in an increase or decrease in the size of the NOX reduction requirement, or a deferral of the May 31, 2004 compliance deadline.

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively.  The EPA has approved Indiana’s and Kentucky’s SIP rules, which have both become effective, and has conditionally approved Ohio’s SIP rules.  Ohio Environmental Protection Agency is still promulgating the changes to its rules to satisfy the EPA’s conditions for approval.  Cinergy’s current plans for compliance with the EPA’s NOX SIP Call would also satisfy compliance with Indiana’s, Kentucky’s, and Ohio’s SIP rules.

In September 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions.  This plan includes the following:

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

The current estimate for additional expenditures for this plan is approximately $104 million and is in addition to the $685 million already incurred to comply with this program.

2.                   Section 126 Petitions

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

In April 2003, the EPA issued a proposed rule withdrawing the Section 126 rule in states with approved SIPs under the NOX SIP Call, which include the states of Indiana and Kentucky.  The proposed rule states that the EPA will withdraw the Section 126 rule in Ohio once Ohio has a fully approved SIP.  As a result of these actions, we anticipate that the Section 126 rule will be withdrawn and, as a result, not affect any of our facilities.

(ii)           Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court (District Court) for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR) and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Generating Station (Miami Fort Station), and PSI’s Cayuga Generating Station, Gallagher Generating Station, Wabash River Generating Station, and Gibson Generating Station (Gibson Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in August 2005.

In March 2000, the United States also filed an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the District Court in that case ruled that the Government and the intervening plaintiff environmental groups could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint only.  Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations, unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA.  Neither party appealed that decision.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

In December 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the plaintiffs regarding the above matters.  The complete resolution of these issues was contingent upon establishing a final agreement with the EPA and other parties.  Although we have continued to negotiate with the plaintiffs to achieve a final agreement, the plaintiffs have insisted on commitments from us which go beyond those contained in the agreement in principle.  At this time we believe it is unlikely that a final settlement agreement will be reached on these terms.  If a final settlement agreement is not reached, we intend to defend against the allegations, discussed above, vigorously in court.  In such an event it is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

(iii)       Manufactured Gas Plant (MGP) Sites

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

In a combination of lawsuits and notices of violation, the 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites for which PSI has primary responsibility.

PSI notified its insurance carriers of the claims related to MGP sites raised by IDEM and costs included in the Site Participation and Cost Sharing Agreements.  In April 1998, PSI filed suit in

Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court has remanded the case to the trial court.  A new trial date has yet to be scheduled.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, we will assess if the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E has performed site assessments on its sites where we believe MGP activities have occurred at some point in the past and found no imminent risk to the environment.

(iv)         Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 80 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and for PSI on punitive damages.  PSI recently received an adverse ruling in an appeal of that verdict and is reviewing whether to appeal the verdict to the Indiana Supreme Court.  In addition, we have settled a number of other lawsuits for amounts, which neither individually nor in the aggregate are material to CG&E’s and PSI’s financial position or results of operations.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

(b)                                  Regulatory

(i)               PSI Retail Electric Rate Case

In December 2002, PSI filed a petition with the IURC seeking approval of a base retail electric rate increase.  PSI has filed initial and rebuttal testimony in this case and the final set of hearings took place in November 2003.  PSI filed its proposed order in December 2003.  Based on updated testimony filed in October 2003 and the proposed order, PSI proposes an increase in annual revenues of approximately $180 million, or an average increase of approximately 14 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is anticipated by the end of the first quarter of 2004.

(ii)           PSI Fuel Adjustment Charge

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

(iii)       PSI Construction Work in Progress (CWIP) Ratemaking Treatment for NOX  Equipment

In April 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for expenditures through December 2002 related to NOX equipment currently being installed at certain PSI generation facilities.  CWIP ratemaking treatment allows for the recovery of carrying costs on certain pollution control equipment while and after the equipment is under construction.  A final order was issued in September 2003.  The order granted substantially all of PSI’s requested relief, leaving only the issue of whether certain specific equipment qualified for CWIP ratemaking treatment to be decided in the first half of 2004.  This CWIP rate mechanism adjustment resulted in less than a one percent increase in customer rates.

In October 2003, PSI filed an application with the IURC requesting that its CWIP rate adjustment mechanism be updated for additional expenditures through September 30, 2003, related to NOX equipment currently being installed at certain PSI generation facilities.  If the application is approved, it will result in the recovery of an additional $7 million.  An order on this third CWIP update case is expected in the first half of 2004.

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

(iv)         PSI Environmental Compliance Cost Recovery

In 2002, the Indiana General Assembly passed legislation that, among other things, encourages the deployment of advanced technologies that reduce regulated air emissions, while allowing the continued use of high sulfur Midwest coal in existing electric generating plants.  The legislation authorizes the IURC to provide financial incentives to utilities that deploy such advanced technologies.  PSI soughtIURC approval, under this new law, of a cost tracking mechanism for PSI’s NOX equipment-related depreciation and operation and maintenance costs, authority to use accelerated (18-year) depreciation for its NOX compliance equipment, and approval of a NOX emission allowance purchase and sales tracker.  In October 2003, PSI reached a settlement with the other parties to this case that provides for the relief described above for most of PSI’s environmental compliance equipment.  In December 2003, the IURC approved the settlement agreement.  Previously, the majority of these costs (the post-in-service depreciation costs) were being deferred pursuant to the July 2002 CWIP order described above, and as a result, the settlement agreement did not have a material impact on PSI’s results of operations or financial condition.

(v)             PSI Purchased Power Tracker

The Tracker was designed to provide for the recovery of costs related to certain specified purchases of power necessary to meet native load customers’ summer peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

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

(vi)         CG&E Transmission and Distribution Rate Filings

In October 2003, CG&E filed an application with the PUCO seeking deferral of approximately $173 million, of which approximately $42 million has been incurred as of December 31, 2003, in depreciation, property taxes and carrying costs related to net additions to transmission and distribution utility plant in service from January 2001 through December 2005.  Rates are frozen in Ohio under the state’s electric restructuring law from 2001 through the end of the market development period.  CG&E has not deferred any of these costs as of December 31, 2003.

CG&E is proposing a mechanism to recover costs related to net additions to transmission and distribution utility plant in service after the end of the market development period.  The mechanism would work in a similar manner to the monthly customer charge the PUCO approved for CG&E’s accelerated natural gas main replacement program, discussed below in (vii), which is adjusted annually based on expenditures in the previous year.

In the alternative electric reliability and rate stabilization proposal that CG&E filed in January 2004 with the PUCO, which is described in more detail in Note 17 below, CG&E made an alternative proposal to seek deferrals of transmission and distribution utility plant in service from January 2003 through December 2004, for the PUCO to declare an end to the market development period effective December 31, 2004, and for CG&E to file a transmission and distribution base rate case in 2004 to be effective January 1, 2005.  The alternative proposal also includes tracking mechanisms as described in the preceding paragraph, which would recover ongoing transmission and distribution costs.

(vii)     CG&E Gas Rate Case

In the third quarter of 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution service and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $716 million over 10 years.  An order was issued in May 2002, in which the PUCO authorized a base rate increase of approximately $15 million, or 3.3 percent overall, effective May 30, 2002.  In addition, the PUCO authorized CG&E to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program, subject to certain rate caps that increase in amount annually through May 2007, through the effective date of new rates in CG&E’s next retail gas rate case.  In April 2003, CG&E received approval to increase its rates under the tracking mechanism by $6.5 million.  This increase was effective in May 2003.  CG&E filed another application in January 2004 to increase its rates by approximately $7 million under the tracking mechanism.  CG&E expects that the PUCO will rule on this application in the second quarter of 2004.

(viii) ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  Through December 31, 2003, ULH&P has recovered approximately $1.4 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the KPSC’s orders approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

(ix)         Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 190,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area and 31,000 are in ULH&P’s service area.  Further investigation as to whether any additional SHA risers will need maintenance or replacement is ongoing.  If CG&E and ULH&P determine that replacement of all SHA risers is appropriate, we currently estimate that the replacement cost could be up to approximately $70 million.  CG&E and ULH&P would pursue recovery of this cost through rates.  At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

(c)                                  Other

(i)               Gas Customer Choice

In January 2000, Investments sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative).  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.  Subsequently, these class action suits were amended and consolidated into one suit.  CG&E has been dismissed as a defendant in the consolidated suit.  This customer litigation is pending in the Hamilton County Common Pleas Court.  The trial court certified a class against CG&E in November 2003.  A trial date has not been set.

In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by Energy Cooperative and Resources.  This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources.  This lawsuit is pending in the Licking County Common Pleas Court.  Trial is anticipated to occur in November 2004.  In October 2001, Cinergy, CG&E, and Investments initiated litigation against the Energy Cooperative requesting indemnification by the Energy Cooperative for the claims asserted by former customers in the class action litigation.  We intend to vigorously defend these lawsuits and do not believe their outcome will have a material effect on our financial position or results of operations.

(ii)           Contract Disputes

Cinergy, through a subsidiary of Investments, has been involved in negotiations to resolve a customer billing dispute.  The primary issue of contention between the parties related to the determinants used in calculating the monthly charge billed for electricity.  Receivables from the customer have been recorded at their net realizable value and in January 2004, Cinergy settled the dispute.  The impact of the settlement was not material to our financial position or results of operations.

Marketing & Trading was in arbitration with Apache Corporation (Apache) concerning disputes under an agreement whereby we marketed natural gas that Apache produced or acquired in North America.  Effective July 1, 2003, Marketing & Trading terminated its marketing relationship with Apache.  The termination of the marketing relationship ended the arbitration and all outstanding monetary issues related to the arbitration were settled.  The impact of the settlement was not material to our financial position or results of operations.

(iii)       Enron Bankruptcy

In December 2001, Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York.  We decreased our trading activities with Enron in the months prior to its bankruptcy filing and filed a motion with the bankruptcy court overseeing the Enron bankruptcy seeking appropriate netting of the various payables and receivables between and among Enron and Cinergy entities.  Based on judicial decisions regarding the permissibility of certain broad netting arrangements and the results of our mediation, we entered into a settlement agreement with Enron, which became final on January 13, 2004.  As a result of this agreement, we paid Enron approximately $14 million of which $12 million was charged to expense during the third quarter of 2003.  We believe this resolves all of our claims with the Enron entities, except for one claim being handled outside the United States proceeding involving the recovery of an insignificant amount.

(iv)         Synthetic Fuel Production

In July 2002, Capital & Trading acquired a coal-based synthetic fuel production facility.  As of December 31, 2003, Capital & Trading’s net book value in this facility was approximately $60 million.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility.  To date, Cinergy has produced and sold approximately 4.4 million tons of synthetic fuel at this facility, resulting in approximately $120 million in tax credits, including approximately $80 million in 2003.

In the second quarter of 2003, the IRS announced, as a result of an audit of another taxpayer, that it had reason to question and was reviewing the scientific validity of test procedures and results that were presented as evidence the fuel underwent a significant chemical change.  The IRS recently announced that it has finished its review and has determined that test procedures and results used by taxpayers may be scientifically valid if the procedures are applied in a consistent and unbiased manner.  The IRS also announced that it plans to impose new testing and record-keeping requirements on synthetic fuel producers and plans to issue guidance extending these requirements to taxpayers already holding private letter rulings on the issue of significant chemical change.  Cinergy believes that any new testing or record-keeping requirements imposed by the IRS will not have a material effect on our financial position or results of operations.

(v)             Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous other energy companies.  The CFTC request sought certain information regarding our trading activities, including price reporting to energy industry publications.  The CFTC sought particular information concerning these matters for the period May 2000 through January 2001 as to one of Cinergy’s employees.  Based on an initial review of these matters, we placed that employee on administrative leave and have subsequently terminated his employment.  Cinergy is continuing an investigation of these matters, including whether price reporting inconsistencies occurred in our operations, and has been cooperating fully with the CFTC.

In August 2003, Cinergy, along with 38 other companies, was named as a defendant in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000 and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Two similar lawsuits have subsequently been filed, and these three lawsuits have been consolidated for pretrial purposes.  Plaintiffs filed a consolidated class action complaint in January 2004.  We believe this action is without merit and intend to defend this lawsuit vigorously; however, we cannot predict the outcome of this matter at this time.

In the second quarter of 2003, Cinergy received initial and follow-up third-party subpoenas from the SEC requesting information related to particular trading activity with one of its counterparties who was the target of an investigation by the SEC.  Cinergy has fully cooperated with the SEC in connection with this matter.  In January 2004, Cinergy received a grand jury subpoena from the Assistant United States Attorney in the Southern District of Texas for information relating to the same trading activities being investigated by the SEC.  Specifically, the Assistant United States Attorney has requested information relating to communications between a former employee and another energy company.  We understand that we are neither a target nor are we under investigation by the Department of Justice in relation to these communications.

At this time, it is not possible to predict the outcome of these investigations and litigation or their impact on Cinergy’s financial position or results of operations; although, in the opinion of management, they are not likely to have a material adverse effect on our financial position or results of operations.

(vi)         Patents

Ronald A. Katz Technology Licensing, L.P. (RAKTL) has offered us a license to a portfolio of patents claiming that the patents may be infringed by certain products and services utilized by us.  The patents purportedly relate to various aspects of telephone call processing in Cinergy call centers.  As of this date, no legal proceedings have been instituted against us, but if the RAKTL patents are valid, enforceable and apply to our business, we could be required to seek a license from RAKTL or to discontinue certain activities.  We are currently considering this matter, but lack sufficient information to assess the potential outcome at this time.

(vii)     Guarantees

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

Cinergy has guaranteed the payment of $25 million as of December 31, 2003, for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by certain directors, officers, and key employees.  Most of the guarantees do not have a set termination date; however, the borrowings associated with the majority of the guarantees are due in the first quarter of 2005.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operations and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential amount to be $104 million under these guarantees as of December 31, 2003.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential amount is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs.  Cinergy has estimated the maximum potential amount, where estimable, to be $115 million under these indemnification provisions.  The termination period for the majority of matters provided by indemnification provisions in purchase and sale agreements generally ranges from 2004 to 2009.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

(viii)    Construction and Other Commitments

Forecasted construction and other committed expenditures, including capitalized financing costs, for the year 2004 and for the five-year period 2004-2008 (in nominal dollars) are presented in the table below:

	2004	2004-2008
	(in millions)

Cinergy(1)	$756	$4,133
CG&E and subsidiaries	302	1,591
PSI(2)	336	1,978
ULH&P	39	212

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Excludes intercompany purchase of peaking plants from a non-regulated affiliate.

This forecast includes an estimate of expenditures in accordance with the companies’ plans regarding environmental compliance.

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

As of December 31, 2003, CG&E’s and PSI’s investments in jointly-owned plant or facilities were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)

CG&E
Production:
Miami Fort Station (Units 7 and 8)	64.00%	$334	$132	$2
Beckjord Station (Unit 6)	37.50	45	28	1
Stuart Station(1)	39.00	308	156	75
Conesville Station (Unit 4)(1)	40.00	76	46	1
Zimmer Station	46.50	1,240	420	16
East Bend Station	69.00	392	193	3
Killen Station(1)	33.00	193	108	13
Transmission	Various	85	40	—

PSI
Production:
Gibson Station (Unit 5)	50.05	218	125	48
Transmission and local facilities	94.37	2,466	950	—

(1)                                  Station is not operated by CG&E.

13.       Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per share amounts)
Cinergy(1)

2003

Results of Operations:
Operating Revenues(2)	$1,268	$934	$1,092	$1,122	$4,416
Operating Income	255	138	204	212	809

Income before discontinued operations and cumulative effect of changes in accounting principles	140	76	112	107	435
Discontinued operations, net of tax(3)	—	9	—	—	9
Cumulative effect of changes in accounting principles, net of tax(4)	26	—	—	—	26
Net Income	$166	$85	$112	$107	$470

Per Share Data:
EPS
Income before discontinued operations and cumulative effect of changes in accounting principles	0.81	0.42	0.63	0.60	2.46
Discontinued operations, net of tax(3)	—	0.05	—	—	0.05
Cumulative effect of changes in accounting principles, net of tax(4)	0.15	—	—	—	0.15
Net Income	$0.96	$0.47	$0.63	$0.60	$2.66
EPS - assuming dilution
Income before discontinued operations and cumulative effect of changes in accounting principles	0.80	0.42	0.62	0.59	2.43
Discontinued operations, net of tax(3)	—	0.05	—	—	0.05
Cumulative effect of changes in accounting principles, net of tax(4)	0.15	—	—	—	0.15
Net Income	$0.95	$0.47	$0.62	$0.59	$2.63

2002

Results of Operations:
Operating Revenues(2)	$967	$907	$1,120	$1,065	$4,059
Operating Income	211	136	239	214	800

Income before discontinued operations and a cumulative effect of a change in accounting principle	95	45	132	125	397
Discontinued operations, net of tax(3)	1	—	(1)	(25)	(25)
Cumulative effect of a change in accounting principle, net of tax(7)	(11)	—	—	—	(11)
Net Income	$85	$45	$131	$100	$361

Per Share Data:
EPS
Income before discontinued operations and a cumulative effect of a change in accounting principle	0.57	0.27	0.79	0.74	2.37
Discontinued operations, net of tax(3)	0.01	—	(0.01)	(0.15)	(0.15)
Cumulative effect of a change in accounting principle, net of tax(7)	(0.06)	—	—	—	(0.06)
Net Income	$0.52	$0.27	$0.78	$0.59	$2.16
EPS - assuming dilution
Income before discontinued operations and cumulative effect of a change in accounting principle	0.57	0.26	0.78	0.73	2.34
Discontinued operations, net of tax(3)	0.01	—	(0.01)	(0.15)	(0.15)
Cumulative effect of a change in accounting principle, net of tax(7)	(0.06)	—	—	—	(0.06)
Net Income	$0.52	$0.26	$0.77	$0.58	$2.13

CG&E and subsidiaries

2003

Results of Operations:
Operating Revenues(2)	$704	$483	$541	$654	$2,382
Operating Income	157	102	144	160	563

Income before cumulative effect of changes in accounting principles	86	51	79	84	300
Cumulative effect of changes in accounting principles, net of tax(5)	31	—	—	—	31
Net Income	117	51	79	84	331

2002

Results of Operations:
Operating Revenues(2)	$577	$466	$534	$560	$2,137
Operating Income	155	101	135	114	505
Net Income	78	53	72	61	264

PSI

2003

Results of Operations:
Operating Revenues(2)	$412	$361	$437	$393	$1,603
Operating Income	74	55	88	95	312

Income before cumulative effect of a change in accounting principle	34	23	38	39	134
Cumulative effect of a change in accounting principle, net of tax(6)	(1)	—	—	—	(1)
Net Income	33	23	38	39	133

2002

Results of Operations:
Operating Revenues(2)	$366	$378	$471	$396	$1,611
Operating Income	74	52	120	136	382
Net Income	38	30	68	78	214

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          EITF 02-3 required that all gains and losses on energy trading derivatives be presented on a net basis beginning January 1, 2003.  This resulted in substantial reductions in reported Operating Revenues, Fuel and purchased and exchanged power expense, and Gas purchased expense.  However, Operating Income and Net Income were not affected by this change.  For further information on EITF 02-3 see Note 1(q)(i).

(3)          See Note 14 for further explanation.

(4)          Cinergy recognized a gain/(loss) on cumulative effect of changes in accounting principles of $39 million (net of tax) and ($13) million (net of tax) as a result of the reversal of accrued cost of removal for non-regulated generating assets and the change in accounting of certain energy related contracts from fair value to accrual.  See Note 1(q)(vi) for further information on the effects of changes in accounting principles.

(5)          CG&E recognized a gain/(loss) on cumulative effect of changes in accounting principles of $39 million (net of tax) and ($8) million (net of tax) as a result of the reversal of accrued cost of removal for non-regulated generating assets and the change in accounting of certain energy related contracts from fair value to accrual.  See Note 1(q)(vi) for further information of the effects of changes in accounting principles.

(6)          PSI recognized a loss on cumulative effect of a change in accounting principle of $(1) million (net of tax) as a result of a change in accounting of certain energy related contracts from fair value to accrual.  See Note 1(q)(vi) for further information of the effect of a change in accounting principle.

(7)          Upon implementation of Statement 142, Cinergy recognized a non-cash impairment charge of ($11) million, net of tax, for goodwill related to certain international assets.  See Note 1(q)(vi) for further information of the effect of a change in accounting principle.

14.       Discontinued Operations

During 2002, Cinergy began taking steps to monetize certain non-core investments, including renewable and international investments within Commercial.  During the second half of the year, Cinergy either sold or initiated plans to dispose of generation and electric and gas distribution operations in the Czech Republic, Estonia, and South Africa.  Cinergy also sold investments, which were accounted for under the equity method, in renewable investments located in Spain and California.  In total, Cinergy disposed of approximately $125 million of investments at a net loss, after-tax, of $7 million in 2002.  Included in this net loss were cumulative foreign currency translation losses of approximately $4 million, after-tax.

During 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the U.S., and substantially sold or liquidated the assets of its energy marketing business in the Czech Republic.

As a result of the 2003 transactions, assets of approximately $140 million have been sold or converted into cash and liabilities of approximately $100 million have been assumed by buyers or liquidated.  The net, after-tax, gain from these disposal and liquidation transactions was approximately $9 million (including a net after-tax cumulative currency translation gain of approximately $6 million).

GAAP requires different accounting treatment for investment disposals involving entities which are consolidated and entities which are accounted for under the equity method.  The consolidated entities have been presented as Discontinued operations, net of tax in Cinergy’s Statements of Income and as Assets/Liabilities of Discontinued Operations in Cinergy’s Balance Sheets.  The accompanying financial statements and prior year financial statements have been reclassified to account for these entities as such.  The disposal of the entities accounted for using the equity method are not allowed to be presented as discontinued operations.  A gain of approximately $17 million on the sale of these entities is included in Miscellaneous-Net in Cinergy’s 2002 Statements of Income.

The table below reflects the assets and liabilities, the results of operations, and the income (loss) on disposal related to investments accounted for as discontinued operations for the years ended December 31, 2003 and 2002.

	December 31
	2003	2002
	(in thousands)

Revenues(1)	$22,257	$95,493

Income (Loss) Before Taxes	$4,445	$(27,152)

Income Taxes Benefit (Expense)	$4,441	$1,991

Income (Loss) from Discontinued Operations
Income (Loss) from operations, net of tax	$3	$(829)
Gain (Loss) on disposal, net of tax(2)	8,883	(24,332)

Total Income (Loss) from Discontinued Operations	$8,886	$(25,161)

Assets
Current assets	$4,501	$48,719
Property, plant, and equipment-net	—	78,309
Other assets	—	20,237

Total Assets	$4,501	$147,265

Liabilities
Current liabilities	$11,594	$6,632
Long-term debt (including Long-term debt due within one year)	—	84,654
Other	—	17,547

Total Liabilities	$11,594	$108,833

(1)          Presented for informational purposes only.  All results of operations are reported net in our Statements of Income.

(2)          For 2002, approximately $17 million of this amount represents a write-down to fair value, less cost to sell, on assets classified as held for sale at December 31, 2002.  The remaining loss on disposal for 2002 represents actual losses on completed sales.

The losses included in the 2002 discontinued operations primarily pertain to two investments.  In one case, the primary customer of a combined heat and power plant filed for bankruptcy resulting in a significant reduction in future expected revenues from the investment.  This investment was sold in December 2002.  In the second case, the retail market of a gas distribution business did not develop as expected, and we elected to exit the business rather than invest the additional capital which would be required to reach a sustainable level of market penetration.  The investment was written down to its realizable value in December 2002 and was subsequently sold in April 2003.

15.       Financial Information by Business Segment

We conduct operations through our subsidiaries and manage our businesses through the following three reportable segments:

•                  Commercial;

•                  Regulated Businesses; and

•                  Power Technology.

The following section describes the activities of our business units as of December 31, 2003.

Commercial manages wholesale generation and energy marketing and trading of energy commodities.  Additionally, Commercial operates and maintains our electric generating plants including some of our jointly-owned plants.  Commercial is also responsible for all of our international operations and performs energy risk management activities, trading activities, and customized energy solutions.

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

Power Technology primarily manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary.  Ventures identifies, invests in, and integrates new energy technologies into Cinergy’s existing businesses, focused primarily on operational efficiencies and clean energy technologies.  In addition, Power Technology manages our investments in other energy infrastructure and telecommunication service providers.

Following are the financial results by business unit.  Certain amounts for the prior year have been restated to reflect implementation of EITF 02-3 and other prior year amounts have been reclassified to conform to the current presentation.

Financial results by business unit for the years ended December 31, 2003, 2002, and 2001, are as indicated below:

Business Units

	2003
	Cinergy Business Units
	Commercial		Regulated Businesses		Power Technology	Total	All Other (1)	Reconciling Eliminations (2)	Consolidated
	(in millions)
Operating revenues -
External customers	$1,630		$2,786		$—	$4,416	$—	$—	$4,416
Intersegment revenues	157		—		—	157	—	(157)	—
Cost of sales -
Fuel and purchased and exchanged power
External customers	645		513		—	1,158	—	—	1,158
Intersegment costs	—		157		—	157	—	(157)	—
Gas purchased	122		382		—	504	—	—	504
Depreciation(3)	135		284		—	419	—	—	419
Equity in earnings (losses) of unconsolidated subsidiaries	14		4		(3)	15	—	—	15
Interest expense(4)	94		158		17	269	—	—	269
Income taxes	7	(5)	148		(11)	144	—	—	144
Discontinued operations, net of tax(6)	9		—		—	9	—	—	9
Cumulative effect of changes in accounting principles, net of tax(7)	26		—		—	26	—	—	26
Segment profit (loss)(8)	275		211		(16)	470	—	—	470
Segment assets from continuing operations	5,361		8,515		175	14,051	63	—	14,114
Segment assets from discontinued operations	5		—		—	5	—	—	5
Total segment assets	5,366		8,515	(9)	175	14,056	63	—	14,119
Investments in unconsolidated subsidiaries	400		14		81	495	—	—	495
Total expenditures for long-lived assets	158		554		—	712	—	—	712

(1)	The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.
(2)	The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and the intersegment costs of Regulated Businesses.
(3)	The components of Depreciation include depreciation of fixed assets and amortization of intangible assets.
(4)	Interest income is deemed immaterial.
(5)	The decrease in 2003, as compared to 2002, in part reflects the effect of tax credits associated with production of synthetic fuel beginning in July 2002.
(6)	For further information, see Note 14.
(7)

In 2003, Cinergy recognized a gain/(loss) on cumulative effect of changes in accounting principles of $39 million (net of tax) and $(13) million (net of tax) as a result of the reversal of accrued cost of removal for non-regulated generating assets and the change in accounting of certain energy related contracts from fair value to accrual.  See Note 1(q)(vi) for further information.

(8)	Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.
(9)	The increase in 2003, as compared to 2002, is primarily due to the transfer of generating assets from two non-regulated affiliates. See Note 19 for further information.

	2002
	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues -
External customers	$1,419	$2,640	$—	$4,059	$—	$—	$4,059
Intersegment revenues	160	—	—	160	—	(160)	—
Cost of sales -
Fuel and purchased and exchanged power
External customers	532	458	—	990	—	—	990
Intersegment costs	—	160	—	160	—	(160)	—
Gas purchased	77	233	—	310	—	—	310
Depreciation(3)	150	249	6	405	—	—	405
Equity in earnings (losses) of unconsolidated subsidiaries	20	5	(10)	15	—	—	15
Interest expense(4)	102	133	8	243	—	—	243
Income taxes	23 (5)	151	(14)	160	—	—	160
Discontinued operations, net of tax(6)	(25)	—	—	(25)	—	—	(25)
Cumulative effect of a change in accounting principle, net of tax(7)	(11)	—	—	(11)	—	—	(11)
Segment profit (loss)(8)	115	270	(24)	361	—	—	361
Segment assets from continuing operations	5,691	7,746	155	13,592	93	—	13,685
Segment assets from discontinued operations	147	—	—	147	—	—	147
Total segment assets	5,838	7,746	155	13,739	93	—	13,832
Investments in unconsolidated subsidiaries	337	10	70	417	—	—	417
Total expenditures for long-lived assets	188	681	1	870	—	—	870

(1)          The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

(2)          The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and the intersegment costs of Regulated Businesses.

(3)          The components of Depreciation include depreciation of fixed assets and amortization of intangible assets.

(4)          Interest income is deemed immaterial.

(5)          The decrease in 2002, as compared to 2001, in part reflects the effect of tax credits associated with production of synthetic fuel beginning in July 2002.

(6)        For further information, see Note 14.

(7)        Upon implementation of Statement 142, Cinergy recognized a non-cash impairment charge of $11 million, net of tax, for goodwill related to certain international assets.  See Note 1(l) for further information.

(8)          Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.

	2001
	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues -
External customers	$1,247	$2,703	$—	$3,950	$—	$—	$3,950
Intersegment revenues	144	—	—	144	—	(144)	—
Cost of sales -
Fuel and purchased and exchanged power
External customers	546	469	—	1,015	—	—	1,015
Intersegment costs	—	144	—	144	—	(144)	—
Gas purchased	—	397	—	397	—	—	397
Depreciation(3)	130	236	1	367	—	—	367
Equity in earnings (losses) of unconsolidated subsidiaries	9	—	(8)	1	—	—	1
Interest expense(4)	108	142	9	259	—	—	259
Income taxes	93	169	(5)	257	—	—	257
Discontinued operations, net of tax(5)	(14)	—	—	(14)	—	—	(14)
Segment profit (loss)(6)	188	266	(12)	442	—	—	442
Segment assets from continuing operations	4,836	7,512	164	12,512	46	—	12,558
Segment assets from discontinued operations	234	—	—	234	—	—	234
Total segment assets	5,070	7,512	164	12,746	46	—	12,792
Investments in unconsolidated subsidiaries	256	—	76	332	—	—	332
Total expenditures for long-lived assets	764	633	—	1,397	—	—	1,397

(1)          The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

(2)          The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and the intersegment costs of Regulated Businesses.

(3)          The components of Depreciation include depreciation of fixed assets and amortization of intangible assets.

(4)          Interest income is deemed immaterial.

(5)          For further information, see Note 14.

(6)          Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.

Products and Services

(in millions)

	Revenues
	Utility			Wholesale Commodity
Year	Electric	Gas	Total	Electric	Gas	Total	Other	Consolidated
2003	$2,156	$626	$2,782	$1,227	$210	$1,437	$197	$4,416
2002	2,197	436	2,633	1,141	154	1,295	131	4,059
2001	2,101	595	2,696	1,115	61	1,176	78	3,950

Geographic Areas

Revenues

(in millions)

Year	Domestic	International	Consolidated
2003	$4,371	$45	$4,416
2002	4,011	48	4,059
2001	3,913	37	3,950

Long-Lived Assets

(in millions)

Year	Domestic	International	Consolidated
2003	$11,524	$273	$11,797
2002	10,801	393	11,194
2001	10,174	428	10,602

16.       Earnings Per Common Share

A reconciliation of EPS to EPS - assuming dilution is presented below:

	Income	Shares	EPS
	(in thousands, except per share amounts)

Year ended December 31, 2003
EPS:
Income before discontinued operations and cumulative effect of changes in accounting principles	$434,424		$2.46
Discontinued operations, net of tax	8,886		0.05
Cumulative effect of changes in accounting principles, net of tax	26,462		0.15
Net income	$469,772	176,535	$2.66

Effect of dilutive securities:
Common stock options		746
Directors’ compensation plans		152
Contingently issuable common stock		851
Stock purchase contracts		189

EPS - assuming dilution:
Net income plus assumed conversions	$469,772	178,473	$2.63

Year ended December 31, 2002
EPS:
Income before discontinued operations and cumulative effect of a change in accounting principle	$396,636		$2.37
Discontinued operations, net of tax	(25,161)		(0.15)
Cumulative effect of a change in accounting principle, net of tax	(10,899)		(0.06)
Net income	$360,576	167,047	$2.16

Effect of dilutive securities:
Common stock options		899
Employee Stock Purchase and Savings Plan		3
Directors’ compensation plans		169
Contingently issuable common stock		934

EPS - assuming dilution:
Net income plus assumed conversions	$360,576	169,052	$2.13

Year ended December 31, 2001
EPS:
Income before discontinued operations and cumulative effect of a change in accounting principle	$456,629		$2.87
Discontinued operations, net of tax	(14,350)		(0.09)
Net income	$442,279	159,110	$2.78

Effect of dilutive securities:
Common stock options		975
Directors’ compensation plans		152
Contingently issuable common stock		810

EPS - assuming dilution:
Net income plus assumed conversions	$442,279	161,047	$2.75

Options to purchase shares of common stock are excluded from the calculation of EPS -

assuming dilution when the exercise price of these options plus unrecognized compensation expense is greater than the average market price of a common share during the period multiplied by the number of options outstanding at the end of the period because they are anti-dilutive.  For the years 2003, 2002, and 2001, approximately 1.6 million, 3.0 million, and 2.1 million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for the years ended December 31, 2003 and 2002, are up to 10.6 million and 10.8 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

17.       Deregulation

CG&E is in a market development period, transitioning to deregulation of electric generation and a competitive retail electric service market in the state of Ohio.  The transition period is governed by the Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill) and a stipulated transition plan adopted and approved by the PUCO.  The Electric Restructuring Bill provides for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

The major features of CG&E’s transition plan include:

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

Under CG&E’s transition plan, retail customers continue to receive transmission and distribution services from CG&E, but may purchase electricity from another supplier.  Retail customers that purchase electricity from another supplier receive shopping credits from CG&E.  The shopping credits generally reflect the costs of electric generation included in CG&E’s frozen rates.  However, shopping credits for the first 20 percent of electricity usage in each customer class to switch suppliers are higher than shopping credits for subsequent switchers in order to stimulate the development of the competitive retail electric service market.

CG&E recovers its generation-related regulatory assets and certain other deferred transition costs through an RTC paid by all retail customers.  As the RTC is collected from customers, CG&E amortizes the deferred balance of regulatory assets and other transition costs.  A portion of the RTC collected from customers is recognized currently as a return on the deferred balance of regulatory assets and other transition costs and as reimbursement for the difference in the shopping credits provided to retail customers and the wholesale revenues from generation made available by switched customers.  The ability of CG&E to recover its regulatory assets and other transition costs is dependent on several factors, including, but not limited to, the level of CG&E’s electric sales, prices in the wholesale power markets, and the amount of customers switching to other electric suppliers.

In January 2003, CG&E filed an application with the PUCO for approval of a methodology to establish how market-based rates for non-residential customers will be determined when the market development period ends.  In the filing, CG&E seeks to establish a market-based standard service offer rate for non-residential customers that do not switch suppliers and a process for establishing the competitively-bid generation service option required by the Electric Restructuring Bill.  As of December 31, 2002, more than 20 percent of the load of CG&E’s commercial and industrial customer classes had switched to other electric suppliers, and the other public authorities group was at 19.95 percent at December 31, 2003.  Under its transition plan, CG&E may end the market development period for those classes of customers once 20 percent switching has been achieved; however, PUCO approval of the standard service offer rate and competitive bidding process is required before the market development period can be ended.

In December 2003, the PUCO issued an order that the CG&E application filed in January 2003 would proceed to a hearing and be consolidated with CG&E’s application to defer certain administrative transmission charges and the application to defer costs of capital investments made to their transmission and distribution system during the market development period.  As part of this order, the PUCO requested that CG&E file a rate stabilization plan to mitigate the effects of market based pricing on retail customers while the competitive retail electric market continues to mature.  In response to this request, on January 26, 2004, CG&E filed an offer of settlement, including an electric reliability and rate stabilization plan.  In this proposal, CG&E has also asked to end the market development period for all customers effective December 31, 2004.

The major features of CG&E’s electric reliability and rate stabilization plan include:

•                  The market development period would end for all customers on December 31, 2004;

•                  CG&E would begin to collect a non-bypassable Provider of Last Resort (POLR) charge from all customers effective January 1, 2005.  This charge could be increased by up to 10 percent of CG&E’s generation charge each year from 2005 through 2008;

•                  CG&E would offer its current generation rates as its market based rates until December 31, 2008;

•                  CG&E would request a transmission and distribution rate increase effective January 1, 2005;

•                  CG&E would begin charging RTC as an explicit wires charge;

•                  PUCO approval of previously requested transmission and distribution deferrals and cost recovery riders (see Note 11(b)(vi));

•                  The five percent generation rate reduction for residential customers would continue through 2008;

•                  Extend recovery of residential RTC from 2008 through 2010.·

The POLR charge would allow for recovery of increased costs of fuel and purchased power, transmission congestion, environmental compliance, homeland security, taxes and maintaining an adequate reserve margin.

An evidentiary hearing addressing the issues described above is scheduled for the second quarter of 2004.  At the current time CG&E is unable to predict the outcome of this proceeding or the effects it could have on its results of operations or financial condition.

18.       Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.  The major components include net income, foreign currency translation adjustments, minimum pension liability adjustment, unrealized gains and losses on investment trusts and the effects of certain hedging activities.

We translate the assets and liabilities of foreign subsidiaries, whose functional currency (generally, the local currency of the country in which the subsidiary is located) is not the U.S. dollar, using the appropriate exchange rate as of the end of the year.  Foreign currency translation adjustments are unrealized gains and losses on the difference in foreign country currency compared to the value of the U.S. dollar.  The gains and losses are accumulated in comprehensive income.  When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from comprehensive income and is recognized as a component of the gain or loss on the sale of the subsidiary in our Statements of Income.

We record a minimum pension liability adjustment associated with our defined benefit pension plans when the unfunded accumulated benefit obligation is in excess of our accrued pension liabilities and the unrecognized prior service costs recorded as an intangible asset.  The corresponding offset is recorded on the Balance Sheets in Accrued pension and other postretirement benefit costs.  Details of the pension plans’ assets and obligations are explained further in Note 9.

We record unrealized gains and losses on equity investments in trusts we have established for our benefit plans, primarily by PSI.  See Note 9 for further details.

The changes in fair value of derivatives that qualify as hedges, under Statement 133, are recorded in comprehensive income.  The specific hedge accounting and the derivatives that qualify are explained in greater detail in Note 8(a).

The elements of Comprehensive income and their related tax effects for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Comprehensive Income
	2003			2002			2001
	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(dollars in thousands)
Cinergy(1)
Net income	$626,284	$(156,512)	$469,772	$518,840	$(158,264)	$360,576	$697,785	$(255,506)	$442,279

Other comprehensive income (loss):
Foreign currency translation adjustment	25,311	(8,649)	16,662	35,574	(14,034)	21,540	4,996	(3,355)	1,641
Reclassification adjustments	(9,437)	3,303	(6,134)	4,377	—	4,377	—	—	—
Total foreign currency translation adjustment	15,874	(5,346)	10,528	39,951	(14,034)	25,917	4,996	(3,355)	1,641
Minimum pension liability adjustment	(56,238)	22,392	(33,846)	(23,031)	9,268	(13,763)	(2,636)	1,081	(1,555)
Unrealized gain (loss) on investment trusts	11,113	(4,356)	6,757	(8,637)	3,360	(5,277)	(1,345)	504	(841)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,026)	1,526	(2,500)
Cash flow hedges	2,516	(990)	1,526	(32,663)	12,915	(19,748)	(4,477)	1,698	(2,779)
Total other comprehensive income (loss)	(26,735)	11,700	(15,035)	(24,380)	11,509	(12,871)	(7,488)	1,454	(6,034)

Total comprehensive income	$599,549	$(144,812)	$454,737	$494,460	$(146,755)	$347,705	$690,297	$(254,052)	$436,245

CG&E and subsidiaries(2)
Net income	$529,032	$(197,982)	$331,050	$419,037	$(155,341)	$263,696	$513,181	$(186,527)	$326,654

Other comprehensive income (loss):
Minimum pension liability adjustment	(13,174)	5,157	(8,017)	(1,423)	551	(872)	106	28	134
Unrealized gain (loss) on investment trusts	2	(1)	1	(745)	283	(462)	743	(282)	461
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,026)	1,526	(2,500)
Cash flow hedges	2,133	(835)	1,298	(30,960)	12,226	(18,734)	(4,477)	1,698	(2,779)
Total other comprehensive income (loss)	(11,039)	4,321	(6,718)	(33,128)	13,060	(20,068)	(7,654)	2,970	(4,684)

Total comprehensive income	$517,993	$(193,661)	$324,332	$385,909	$(142,281)	$243,628	$505,527	$(183,557)	$321,970

PSI
Net income	$233,632	$(100,251)	$133,381	$328,958	$(114,709)	$214,249	$268,419	$(106,086)	$162,333

Other comprehensive income (loss):
Minimum pension liability adjustment	(19,183)	7,649	(11,534)	(3,534)	1,396	(2,138)	(76)	27	(49)
Unrealized gain (loss) on investment trusts	10,236	(4,004)	6,232	(7,179)	2,793	(4,386)	(1,537)	511	(1,026)
Total other comprehensive income (loss)	(8,947)	3,645	(5,302)	(10,713)	4,189	(6,524)	(1,613)	538	(1,075)

Total comprehensive income	$224,685	$(96,606)	$128,079	$318,245	$(110,520)	$207,725	$266,806	$(105,548)	$161,258

(1)               The results of Cinergy also include amounts related to non-registrants.

(2)               Individual amounts for ULH&P are immaterial.

The after-tax components of Accumulated other comprehensive income (loss) as of December 31, 2003, 2002, and 2001 are as follows:

	Accumulated Other Comprehensive Income (Loss) Classification
	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Investment Trusts	Cash Flow Hedges	Total Other Comprehensive Income (Loss)
	(dollars in thousands)

Cinergy(1)

Balance at December 31, 2000	$(6,072)	$(4,780)	$(43)	$—	$(10,895)
Cumulative effect of change in accounting principle	—	—	—	(2,500)	(2,500)
Current-period change	1,641	(1,555)	(841)	(2,779)	(3,534)

Balance at December 31, 2001	$(4,431)	$(6,335)	$(884)	$(5,279)	$(16,929)
Current-period change	25,917	(13,763)	(5,277)	(19,748)	(12,871)

Balance at December 31, 2002	$21,486	$(20,098)	$(6,161)	$(25,027)	$(29,800)
Current-period change	10,528	(33,846)	6,757	1,526	(15,035)

Balance at December 31, 2003	$32,014	$(53,944)	$596	$(23,501)	$(44,835)

CG&E and subsidiaries(2)

Balance at December 31, 2000	$—	$(994)	$—	$—	$(994)
Cumulative effect of change in accounting principle	—	—	—	(2,500)	(2,500)
Current-period change	—	134	461	(2,779)	(2,184)

Balance at December 31, 2001	$—	$(860)	$461	$(5,279)	$(5,678)
Current-period change	—	(872)	(462)	(18,734)	(20,068)

Balance at December 31, 2002	$—	$(1,732)	$(1)	$(24,013)	$(25,746)
Current-period change	—	(8,017)	1	1,298	(6,718)

Balance at December 31, 2003	$—	$(9,749)	$—	$(22,715)	$(32,464)

PSI

Balance at December 31, 2000	$—	$(705)	$185	$—	$(520)
Current-period change	—	(49)	(1,026)	—	(1,075)

Balance at December 31, 2001	$—	$(754)	$(841)	$—	$(1,595)
Current-period change	—	(2,138)	(4,386)	—	(6,524)

Balance at December 31, 2002	$—	$(2,892)	$(5,227)	$—	$(8,119)
Current-period change	—	(11,534)	6,232	—	(5,302)

Balance at December 31, 2003	$—	$(14,426)	$1,005	$—	$(13,421)

(1)    The results of Cinergy also include amounts related to non-registrants.

(2)    Individual amounts for ULH&P are immaterial.

19.       Transfer of Generating Assets

In December 2002, the IURC approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Testimonial Staff authorizing PSI’s purchases of the Henry County, Indiana and Butler County, Ohio, gas-fired peaking plants from two non-regulated affiliates.  In February 2003, the FERC issued an order under Section 203 of the Federal Power Act authorizing PSI’s acquisitions of the plants, which occurred on February 5, 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  At this time, the rehearing request is still pending before the FERC, and PSI cannot predict the outcome of this matter.

In July 2003, ULH&P filed an application with the KPSC requesting a certificate of public convenience and necessity to acquire CG&E’s 68.9 percent ownership interest in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio.  In December 2003, the KPSC conditionally approved this application.  The transfer, which will be made at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through at least December 31, 2006.  ULH&P will also seek regulatory approval for aspects of this transaction from the FERC and SEC.  At this time, ULH&P is unable to predict the outcome of this matter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Disclosure with respect to this Item, for each of the registrants, has been previously provided on the Form 8-K dated April 30, 2002 and as amended on May 15, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

BOARD OF DIRECTORS

Information regarding Cinergy Corp.’s directors is incorporated by reference from its definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

The directors of The Cincinnati Gas & Electric Company (CG&E) at February 6, 2004, are as follows:

•                  R. Foster Duncan - Mr. Duncan, age 49, is Executive Vice President and Chief Financial Officer of CG&E, a position he has held since February 2001.  He has served as director of CG&E since April 2001.  His current term as director expires May 3, 2004.

•                  James E. Rogers - Mr. Rogers, age 56, is Chairman of the Board and Chief Executive Officer of CG&E.  He has served as a director of CG&E since 1994.  His current term as director expires May 3, 2004.

•                  James L. Turner - Mr. Turner, age 44, is Executive Vice President of CG&E, a position he has held since July 2000.  He served as a director of CG&E from February 15, 1999 to April 30, 2001, at which time Mr. William J. Grealis was elected as successor-director to Mr. Turner.  Mr. Turner was re-elected, effective October 1, 2001, as successor-director to Mr. Grealis.  Mr. Turner’s current term as director expires May 3, 2004.

Additional information on each of the directors of CG&E is presented in the following “Executive Officers” section.

Information regarding PSI Energy, Inc.’s (PSI) directors is incorporated by reference from PSI’s 2004 Information Statement.

EXECUTIVE OFFICERS

The names and ages of the executive officers of Cinergy, CG&E, and PSI and the positions they hold, held, or have been elected to (as of February 6, 2004), and their business experience during the past five years is included in the chart below.

		Positions and Length of Service
Name	Age	Cinergy Corp.	CG&E	PSI
Michael J. Cyrus	48

Executive Vice President
2/01 - present
Chief Executive Officer,
Commercial Business Unit
(formerly known as the Energy Merchant Business Unit)
2/01 - present
President, Energy Commodities Business Unit
3/99 - 2/01
Vice President
4/98 - 2/01
Chief Operating Officer, Energy Commodities Business Unit
11/98 - 3/99

			Executive Vice President 2/01 - present Vice President 4/99 - 2/01	Executive Vice President 2/01 - present Vice President 4/99 - 2/01
R. Foster Duncan(1)	49	Executive Vice President and Chief Financial Officer 2/01 - present	Executive Vice President and Chief Financial Officer 2/01 - present	Executive Vice President and Chief Financial Officer 2/01 - present
Douglas F. Esamann	46

Vice President and Chief Financial Officer, Energy Merchant Business Unit
2/01 - 10/01
Vice President and Chief Financial Officer, Energy Commodities Business Unit
3/99 - 2/01
General Manager, Business Development, Energy Commodities Business Unit
3/98 - 3/99

				President 10/01 - present
Gregory C. Ficke	51

Vice President and Chief Information Officer, Regulated Businesses Business Unit
2/01 - 10/01
Vice President and Chief Information Officer, Energy Delivery Business Unit
7/00 - 2/01
Vice President, Operations Services, Energy Delivery Business Unit
4/99 - 7/00
Vice President, Gas Operations, Energy Delivery Business Unit
12/98 - 4/99

			President 10/01 - present

Lynn J. Good(2)	44	Vice President and Controller 11/03 - present Vice President, Financial Project Strategy 5/03 - 11/03	Vice President and Controller 11/03 - present Vice President, Financial Project Strategy 5/03 - 11/03	Vice President and Controller 11/03 - present Vice President, Financial Project Strategy 5/03 - 11/03
William J. Grealis	58

Executive Vice President
7/00 - present
Chief Executive Officer, Regulated Businesses Business Unit
2/01 - 10/01
Chief of Staff
7/00 - 2/01
Vice President, Corporate Services, and Chief Strategic Officer
8/98 - 7/00
President, Cinergy Investments, Inc.
1/95 - 3/99

			Executive Vice President 7/00 - present Chief of Staff 7/00 - 2/01 Vice President, Corporate Services, and Chief Strategic Officer 8/98 - 7/00	Executive Vice President 7/00 - present Chief of Staff 7/00 - 2/01 Vice President, Corporate Services, and Chief Strategic Officer 8/98 - 7/00
Marc E. Manly(3)	51	Executive Vice President and Chief Legal Officer 11/02 - present Assistant Secretary 1/03 - present	Executive Vice President and Chief Legal Officer 11/02 - present	Executive Vice President and Chief Legal Officer 11/02 - present Assistant Secretary 1/03 - present
Theodore R. Murphy II(4)	46	Senior Vice President and Chief Risk Officer 8/02 - present	Senior Vice President and Chief Risk Officer 8/02 - present	Senior Vice President and Chief Risk Officer 8/02 - present
Frederick J. Newton III(5)	48	Executive Vice President and Chief Administrative Officer 5/02 - present	Executive Vice President and Chief Administrative Officer 5/02 - present	Executive Vice President and Chief Administrative Officer 5/02 - present
James E. Rogers	56	Chairman of the Board 12/00 - present President and Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00	Chairman of the Board 12/00 - present Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00	Chairman of the Board 12/00 - present Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00
James L. Turner(6)	44

Executive Vice President
10/01 - present
Chief Executive Officer, Regulated Businesses Business Unit
12/01 - present
President, Regulated Businesses Business Unit
2/01 - 12/01
President, Energy Delivery Business Unit
7/00 - 2/01
Vice President
4/99 - 12/01

			Executive Vice President 7/00 - present President 2/99 - 7/00	Executive Vice President 7/00 - present

None of the officers are related in any manner.  Our executive officers hold the offices set opposite their names until the next annual meeting of the Board of Directors and until their successors have been elected and qualified.

(1)    Prior to joining Cinergy, Mr. Duncan was Executive Vice President and Chief Financial Officer of LG&E Energy Corp. (LG&E) (a non-affiliate of Cinergy) in Louisville, Kentucky since December 1998.

(2)    Prior to joining Cinergy, Ms. Good was a partner with the international accounting firm Deloitte & Touche LLP in Cincinnati, Ohio since May 2002.  Prior to that, she was a partner with the international accounting firm Arthur Andersen LLP from 1992 to May 2002.  While at Arthur Andersen LLP, she had regional energy responsibilities for risk consulting and internal audit practices.

(3)    Prior to joining Cinergy, Mr. Manly was Managing Director, Law and Governmental Affairs, General Counsel and Corporate Secretary of NewPower Holdings, Inc. (a non-affiliate of Cinergy) from April 2000 to August 2002.  Prior to that, he was Vice President, Chief Counsel for AT&T Consumer Services Group (a non-affiliate of Cinergy) from January 1995 to April 2000.  On June 11, 2002, NewPower Holdings, Inc. and its affiliates, TNPC Holdings, Inc. and the NewPower Company, filed a petition for relief under Chapter 11 of The United States Bankruptcy Code.

(4)    Prior to joining Cinergy, Mr. Murphy was Vice President and Chief Risk Officer of Enron Europe, Ltd. (a non-affiliate of Cinergy) from January 2001 to July 2002.  Prior to that, he was Vice President of Market Risk of Enron Corp. (a non-affiliate of Cinergy) from March 1997 to December 2000.

(5)    Prior to joining Cinergy, Mr. Newton was Senior Vice President, Chief Administrative Officer of LG&E (a non-affiliate of Cinergy) from January 1999 to May 2002.

(6)    Beginning in April 1998 until January 2000, Mr. Turner had full responsibility for Cinergy’s Government and Regulatory Affairs Department.  Mr. Turner served as Vice President of Customer Services from January 2000 until July 2000.

Cinergy Corp. has adopted both a code of business conduct and ethics applicable to all of its directors, officers, and employees as well as corporate governance guidelines.  Both of these documents are available on Cinergy’s website at www.cinergy.com.  In addition, any amendments to or waivers from the code of business conduct and ethics will be posted on the website.  Any such amendment or waiver would require the prior consent of the Board of Directors or an applicable committee thereof.

Information regarding Cinergy Corp.’s audit committee required by Items 401(h) and 401(i) of Regulation S-K is incorporated by reference from its definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item for Cinergy Corp. and CG&E is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

All CG&E directors currently are employees of Cinergy and receive no compensation for their services as directors.

Information in response to this item for PSI is incorporated by reference from PSI’s 2004 Information Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information in response to this item for Cinergy Corp. is incorporated by reference from its definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Cinergy Corp. owns all outstanding shares of common stock of CG&E, CG&E’s only voting security.

CG&E’s directors and executive officers did not beneficially own any shares of any class of equity security of CG&E as of February 6, 2004.  The beneficial ownership of Cinergy Corp. common stock by each director and named executive officer of CG&E as of February 6, 2004, is set forth in the following table:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Michael J. Cyrus	388,371 shares	*
R. Foster Duncan	176,531 shares	*
William J. Grealis	448,412 shares	*
Marc E. Manly	49,070 shares	*
James E. Rogers	1,913,507 shares	1.07%
All directors and executive officers as a group (10 persons)	3,183,476 shares	1.78%

*                    Less than 1 percent

(1)             Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts:  Mr. Cyrus - 248,200; Mr. Duncan - 144,500; Mr. Grealis - 255,400; Mr. Manly - 40,000; Mr. Rogers - 1,225,300; and all directors and executive officers as a group - 2,024,926.

Information in response to this item for PSI is incorporated by reference from its 2004 Information Statement.

The following table reflects Cinergy’s equity compensation plan information as of December 31, 2003:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
Cinergy Corp. 1996 Long-Term Incentive Compensation Plan	7,070,221	$29.37	4,346,877
Cinergy Corp. Stock Option Plan	1,021,923	$29.95	1,318,500
Cinergy Corp. Employee Stock Purchase and Savings Plan	—	N/A	1,482,664
Cinergy Corp. Retirement Plan for Directors	85,288	N/A	—
Cinergy Corp. Directors’ Equity Compensation Plan	22,201	N/A	46,771
Cinergy Corp. Directors’ Deferred Compensation Plan	48,639	N/A	108,547

Equity compensation plans not approved by security holders
Cinergy Corp. UK Sharesave Scheme	6,876	$25.14	62,637
Cinergy Corp. 401(k) Excess Plan	76,604	N/A	—

The following information describes the equity compensation plans that have not been approved by shareholders.

Cinergy Corp. UK Sharesave Scheme

The Cinergy Corp. UK Sharesave Scheme allows essentially all full-time, regular United Kingdom employees working a minimum of 25 hours per week to purchase shares of common stock pursuant to a stock option feature.  Under the Cinergy Corp. UK Sharesave Scheme, after-tax funds are withheld from a participant’s compensation during a 36-month or 60-month offering period, at the election of the participants, and are deposited in an account.  At the end of the offering period, participants may apply amounts deposited in the account toward the purchase of shares of common stock.  The purchase price cannot be less than 80 percent of the average market price at date of grant or shortly prior to the grant.  Any funds not applied toward the purchase of shares are returned to the participant.  A participant may elect to terminate participation in the plan at any time.  Participation also will terminate if the participant’s employment ceases.  Upon termination of participation, all funds are returned to the participant without penalty although, in certain specified circumstances, options may be exercised early on a pro-rata basis.

Cinergy Corp. 401(k) Excess Plan

The Cinergy Corp. 401(k) Excess Plan is a non-qualified deferred compensation plan for a select group of Cinergy management and other highly compensated employees.  It is a means by which these employees can defer additional compensation when they have already contributed the maximum amount (pursuant to the anti-discrimination rules for highly compensated employees) under the 401(k) Plan.  All funds deferred are held in a rabbi trust administered by an independent trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item for Cinergy Corp. and CG&E is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Information in response to this item for PSI is incorporated by reference from PSI’s 2004 Information Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item for Cinergy, CG&E and PSI is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

Refer to the page captioned “Index to Financial Statements and Financial Statement Schedules” for an index of the financial statements and financial statement schedules included in this report.

REPORTS ON FORM 8-K

The following reports on Form 8-K were furnished or filed during the quarter ended December 31, 2003.

Date of Report	Registrant	Item Furnished or Filed

October 27, 2003	Cinergy Corp.	Item 12. Results of Operations and Financial Condition

EXHIBITS

The documents listed below are being filed or have previously been filed on behalf of Cinergy Corp., CG&E, PSI, and The Union Light, Heat and Power Company (ULH&P) and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation /By-laws
3-a	Cinergy Corp.	Certificate of Incorporation of Cinergy Corp., a Delaware corporation, as amended May 10, 2001.	Cinergy Corp. March 31, 2001, Form 10-Q
3-b	Cinergy Corp.	By-Laws of Cinergy Corp., as amended on July 23, 2003.	Cinergy Corp. June 30, 2003, Form 10-Q
3-c	CG&E	Amended Articles of Incorporation of CG&E effective October 23, 1996.	CG&E September 30, 1996, Form 10-Q
3-d	CG&E	Regulations of CG&E, as amended on July 23, 2003.	CG&E June 30, 2003, Form 10-Q
3-e	PSI	Amended Articles of Consolidation of PSI, as amended April 20, 1995.	PSI June 30, 1995, Form 10-Q
3-f	PSI	Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997.	Cinergy Corp. 1997 Form 10-K
3-g	PSI	By-Laws of PSI, as amended on July 23, 2003.	PSI June 30, 2003, Form 10-Q
3-h	ULH&P	Restated Articles of Incorporation made effective May 7, 1976.	ULH&P Form 8-K, May 1976
3-i	ULH&P	By-Laws of ULH&P, as amended on July 23, 2003.	ULH&P June 30, 2003, Form 10-Q
3-j	ULH&P	Amendment to Restated Articles of Incorporation of ULH&P (Article Third) and Amendment to the By-Laws of ULH&P (Article 1), both effective July 24, 1997.	Cinergy Corp. 1997 Form 10-K
Instruments defining the rights of holders, incl. Indentures

4-a	Cinergy Corp. PSI	Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee, and LaSalle National Bank, as Successor Trustee.	Exhibit A-Part 3 in File No. 70-258 Supplemental Indenture dated March 30, 1984
4-b	Cinergy Corp. PSI	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978.	File No. 2-62543
4-c	Cinergy Corp. PSI	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984.	PSI 1984 Form 10-K
4-d	Cinergy Corp. PSI	Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988.	PSI 1988 Form 10-K
4-e	Cinergy Corp. PSI	Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K
4-f	Cinergy Corp. PSI	Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K
4-g	Cinergy Corp. PSI	Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990.	PSI 1991 Form 10-K
4-h	Cinergy Corp. PSI	Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991.	PSI 1991 Form 10-K
4-i	Cinergy Corp. PSI	Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992.	PSI 1992 Form 10-K
4-j	Cinergy Corp. PSI	Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K
4-k	Cinergy Corp. PSI	Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K
4-l	Cinergy Corp. PSI	Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994.	PSI 1993 Form 10-K
4-m	Cinergy Corp. PSI	Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999.	PSI March 31, 1999, Form 10-Q
4-n	Cinergy Corp. PSI	Fifty-third Supplemental Indenture between PSI and LaSalle National Bank dated June 15, 2001.	Cinergy Corp. June 30, 2001, Form 10-Q
4-o	Cinergy Corp. PSI	Fifty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 2003.	Cinergy Corp. September 30, 2003, Form 10-Q
4-p	Cinergy Corp. PSI	Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993
4-q	Cinergy Corp. PSI	Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993
4-r	Cinergy Corp. PSI	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996.	PSI September 30, 1996, Form 10-Q
4-s	Cinergy Corp. PSI	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997.	Cinergy Corp. 1996 Form 10-K
4-t	Cinergy Corp. PSI	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	Cinergy Corp. 1996 Form 10-K
4-u	Cinergy Corp. PSI	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	Cinergy Corp. 1996 Form 10-K
4-v	Cinergy Corp. PSI	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	Cinergy Corp. 1997 Form 10-K
4-w	Cinergy Corp. PSI	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI June 30, 1998, Form 10-Q
4-x	Cinergy Corp. PSI	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI 1998 Form 10-K
4-y	Cinergy Corp. PSI	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and Fifth Third Bank, as Trustee.	PSI March 31, 1999, Form 10-Q
4-z	Cinergy Corp. PSI	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and Fifth Third Bank, as Trustee.	PSI September 30, 1999, Form 10-Q
4-aa	Cinergy Corp. PSI	Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and Fifth Third Bank, as Trustee.	PSI September 30, 2003, Form 10-Q
4-bb	Cinergy Corp. PSI	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service.	PSI 1998 Form 10-K
4-cc	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998.	PSI June 30, 1998, Form 10-Q
4-dd	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000.	PSI June 30, 2000, Form 10-Q
4-ee	Cinergy Corp. CG&E	Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936.	CG&E Registration Statement No. 2-2374
4-ff	Cinergy Corp. CG&E	Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972.	CG&E Registration Statement No. 2-60961

4-gg	Cinergy Corp. CG&E	Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992.	CG&E Registration Statement No. 33-53578
4-hh	Cinergy Corp. CG&E	Thirty-fourth Supplemental Indenture between CG&E and The Bank of New York dated as of October 1, 1993.	CG&E September 30, 1993, Form 10-Q
4-ii	Cinergy Corp. CG&E	Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994.	CG&E Registration Statement No. 33-52335
4-jj	Cinergy Corp. CG&E	Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994.	CG&E Registration Statement No. 33-52335
4-kk	Cinergy Corp. CG&E	Thirty-seventh Supplemental Indenture between CG&E and The Bank of New York dated as of October 14, 1996.	Cinergy Corp. 1996 Form 10-K
4-ll	Cinergy Corp. CG&E	Thirty-eighth Supplemental Indenture between CG&E and The Bank of New York dated as of February 1, 2001.	Cinergy Corp. March 31, 2001, Form 10-Q
4-mm	Cinergy Corp. CG&E	Loan Agreement between CG&E and the County of Boone, Kentucky dated as of February 1, 1985.	CG&E 1984 Form 10-K
4-nn	Cinergy Corp. CG&E	Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992.	CG&E 1992 Form 10-K
4-oo	Cinergy Corp. CG&E	Loan Agreement between CG&E and the County of Boone, Kentucky dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-pp	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of December 1, 1985.	CG&E 1985 Form 10-K
4-qq	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995.	CG&E September 30, 1995, Form 10-Q
4-rr	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Water Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-ss	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-tt	CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated August 1, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-uu	Cinergy Corp. CG&E	Original Indenture (Unsecured Debt Securities) between CG&E and The Fifth Third Bank dated as of May 15, 1995.	CG&E Form 8-A dated July 24, 1995
4-vv	Cinergy Corp. CG&E	First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995.	CG&E June 30, 1995, Form 10-Q
4-ww	Cinergy Corp. CG&E	Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995.	CG&E Form 8-A dated July 24, 1995
4-xx	Cinergy Corp. CG&E	Third Supplemental Indenture between CG&E and The Fifth Third Bank dated as of October 9, 1997.	CG&E September 30, 1997, Form 10-Q
4-yy	Cinergy Corp. CG&E	Fourth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of April 1, 1998.	CG&E March 31, 1998, Form 10-Q
4-zz	Cinergy Corp. CG&E	Fifth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 9, 1998.	CG&E June 30, 1998, Form 10-Q
4-aaa	Cinergy Corp. CG&E	Seventh Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 15, 2003.	CG&E June 30, 2003, Form 10-Q
4-bbb	Cinergy Corp. CG&E ULH&P	Original Indenture (First Mortgage Bonds) between ULH&P and The Bank of New York dated as of February 1, 1949.	ULH&P Registration Statement No. 2-7793
4-ccc	Cinergy Corp. CG&E ULH&P	Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967.	CG&E Registration Statement No. 2-60961
4-ddd	Cinergy Corp. CG&E ULH&P	Thirteenth Supplemental Indenture between ULH&P and The Bank of New York dated as of August 1, 1992.	ULH&P 1992 Form 10-K
4-eee	Cinergy Corp. CG&E ULH&P	Original Indenture (Unsecured Debt Securities) between ULH&P and The Fifth Third Bank dated as of July 1, 1995.	ULH&P June 30, 1995, Form 10-Q
4-fff	Cinergy Corp. CG&E ULH&P	First Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of July 15, 1995.	ULH&P June 30, 1995, Form 10-Q
4-ggg	Cinergy Corp. CG&E ULH&P	Second Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of April 30, 1998.	ULH&P March 31, 1998, Form 10-Q
4-hhh	Cinergy Corp. CG&E ULH&P	Third Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of December 8, 1998.	ULH&P 1998 Form 10-K

4-iii	Cinergy Corp. CG&E ULH&P	Fourth Supplemental Indenture between ULH&P and The Fifth Third Bank, as Trustee, dated as of September 17, 1999.	ULH&P September 30, 1999, Form 10-Q
4-jjj	Cinergy Corp.	Base Indenture dated as of October 15, 1998, between Global Resources and The Fifth Third Bank, as Trustee.	Cinergy Corp. September 30, 1998, Form 10-Q
4-kkk	Cinergy Corp.	First Supplemental Indenture dated as of October 15, 1998, between Global Resources and The Fifth Third Bank, as Trustee.	Cinergy Corp. September 30, 1998, Form 10-Q
4-lll	Cinergy Corp.	Indenture dated as of December 16, 1998, between Cinergy Corp. and The Fifth Third Bank.	Cinergy Corp. 1998 Form 10-K
4-mmm	Cinergy Corp.	Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated as of April 15, 1999.	Cinergy Corp. March 31, 1999, Form 10-Q
4-nnn	Cinergy Corp.	Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated September 12, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-ooo	Cinergy Corp.	First Supplemental Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated September 12, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-ppp	Cinergy Corp.	Second Supplemental Indenture, dated December 18, 2001, between Cinergy Corp. and The Fifth Third Bank, as Trustee.	Cinergy Corp. Form 8-K, December 19, 2001
4-qqq	Cinergy Corp.	Rights Agreement between Cinergy Corp. and The Fifth Third Bank, as Rights Agent, dated October 16, 2000.	Cinergy Corp. Registration Statement on Form 8-A dated October 16, 2000
4-rrr	Cinergy Corp.	Purchase Contract Agreement, dated December 18, 2001, between Cinergy Corp. and The Bank of New York, as Purchase Contract Agent.	Cinergy Corp. Form 8-K, December 19, 2001
4-sss	Cinergy Corp.

Pledge Agreement, dated December 18, 2001, among Cinergy Corp., JP Morgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent.

Cinergy Corp. Form 8-K, December 19, 2001
4-ttt	Cinergy Corp. CG&E	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between CG&E and The Bank of New York, as Trustee.	Cinergy Corp. September 30, 2002, Form 10-Q
4-uuu	Cinergy Corp. PSI	Fifty-fourth Supplemental Indenture dated as of September 1, 2002, between PSI and LaSalle Bank National Association, as Trustee.	Cinergy Corp. September 30, 2002, Form 10-Q
4-vvv	Cinergy Corp. CG&E	Sixth Supplemental Indenture between CG&E and Fifth Third Bank dated as of September 15, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-www	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-xxx	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-yyy	Cinergy Corp. CG&E	Loan Agreement between CG&E and the Ohio Air Quality Development Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-zzz	Cinergy Corp.	First Amendment to Rights Agreement, dated August 28, 2002, effective September 16, 2002, between Cinergy Corp. and The Fifth Third Bank, as Rights Agent.	Cinergy Corp. Form 8-A/A, Amendment No. 1, filed September 16, 2002
4-aaaa	PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003.	PSI March 31, 2003, Form 10-Q
4-bbbb	PSI	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003.	PSI March 31, 2003, Form 10-Q
4-cccc	PSI	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003.	PSI March 31, 2003, Form 10-Q
Material contracts
10-a	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, Cinergy Corp., PSI Resources, Inc., and PSI, and Jackson H. Randolph.	Cinergy Corp. 1994 Form 10-K
10-b	Cinergy Corp. CG&E PSI	Employment Agreement dated February 4, 2004, among Cinergy Corp., CG&E, and PSI, and James E. Rogers.
10-c	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Cinergy Services, Inc. (Services), CG&E, and PSI, and William J. Grealis.	Cinergy Corp. 2002 Form 10-K
10-d	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis.
10-e	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr.	Cinergy Corp. 2002 Form 10-K

10-f	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus.	Cinergy Corp. 2002 Form 10-K
10-g	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus.
10-h	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner.	Cinergy Corp. 2002 Form 10-K
10-i	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner.
10-j	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated January 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and R. Foster Duncan.	Cinergy Corp. 2002 Form 10-K
10-k	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated January 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and R. Foster Duncan.
10-l	Cinergy Corp. CG&E PSI	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly.
10-m	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly.
10-n	Cinergy Corp.	Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability dated February 15, 2002, between Cinergy Corp., and Larry E. Thomas.	Cinergy Corp. 2001 Form 10-K
10-o	Cinergy Corp.	Separation and Retirement Agreement and Waiver and Release of Liability dated October 8, 2002 between Cinergy Corp. and Donald B. Ingle, Jr.	Cinergy Corp. 2002 Form 10-K
10-p	Cinergy Corp. PSI	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-q	Cinergy Corp. PSI	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-r	Cinergy Corp. PSI	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-s	Cinergy Corp. CG&E	Deferred Compensation Agreement between CG&E and Jackson H. Randolph dated January 1, 1992.	CG&E 1992 Form 10-K
10-t	Cinergy Corp. CG&E	Split Dollar Insurance Agreement, effective as of May 1, 1993, between CG&E and Jackson H. Randolph.	Cinergy Corp. 1994 Form 10-K
10-u	Cinergy Corp. CG&E	Amended and Restated Supplemental Retirement Income Agreement between CG&E and Jackson H. Randolph dated January 1, 1995.	Cinergy Corp. 1995 Form 10-K
10-v	Cinergy Corp. CG&E	Amended and Restated Supplemental Executive Retirement Income Agreement between CG&E and certain executive officers.	Cinergy Corp. 1997 Form 10-K
10-w	Cinergy Corp.	Cinergy Corp. Supplemental Executive Retirement Plan amended and restated effective January 1, 1999, adopted October 15, 1998.	Cinergy Corp. 1999 Form 10-K
10-x	Cinergy Corp.	Amendment to Cinergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2003, adopted October 10, 2003.
10-y	Cinergy Corp.	Amendment to Cinergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2003, adopted December 15, 2003.
10-z	Cinergy Corp.	1997 Amendments to Various Compensation and Benefit Plans of Cinergy Corp., adopted January 30, 1997.	Cinergy Corp. 1997 Form 10-K
10-aa	Cinergy Corp.	Cinergy Corp. Stock Option Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-bb	Cinergy Corp.	Amendment to Cinergy Corp. Stock Option Plan, amended October 22, 1996, effective November 1, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-cc	Cinergy Corp.	Amended and Restated Cinergy Corp. Annual Incentive Plan, effective January 25, 2002.	Cinergy Corp. 2001 Form 10-K
10-dd	Cinergy Corp.	Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-ee	Cinergy Corp.	Amendment to Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted April 26, 1996, effective January 1, 1996.	Cinergy Corp. June 30, 1996, Form 10-Q

10-ff	Cinergy Corp.	Amendment to Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted October 22, 1996, effective November 1, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-gg	Cinergy Corp.	Cinergy Corp. UK Sharesave Scheme, adopted and effective December 16, 1999.	Cinergy Corp. 1999 Form 10-K
10-hh	Cinergy Corp.	Cinergy Corp. Directors’ Deferred Compensation Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-ii	Cinergy Corp.	Amendment to Cinergy Corp. Directors’ Deferred Compensation Plan, adopted October 22, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-jj	Cinergy Corp.	Cinergy Corp. Retirement Plan for Directors, amended and restated effective January 1, 1999, adopted October 15, 1998.	Cinergy Corp. Schedule 14A Definitive Proxy Statement filed March 12, 1999
10-kk	Cinergy Corp.	Cinergy Corp. Directors’ Equity Compensation Plan adopted October 15, 1998, effective January 1, 1999.	Cinergy Corp. Schedule 14A Definitive Proxy Statement filed March 12, 1999
10-ll	Cinergy Corp.

Cinergy Corp. Executive Supplemental Life Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II.

Cinergy Corp. 1994 Form 10-K
10-mm	Cinergy Corp.	Cinergy Corp. Executive Life Insurance Plan, effective as of January 1, 2004, adopted December 18, 2003.
10-nn	Cinergy Corp.	Amended and Restated Cinergy Corp. 1996 Long-term Incentive Compensation Plan, effective January 25, 2002.	Cinergy Corp. 2001 Form 10-K
10-oo	Cinergy Corp.	Cinergy Corp. 401(k) Excess Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy Corp. 1996 Form 10-K
10-pp	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted January 24, 2002, effective January 1, 2002.	Cinergy Corp. Form S-8, filed January 31, 2002
10-qq	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted December 18, 2002, effective January 1, 2003.	Cinergy Corp. 2002 Form 10-K
10-rr	Cinergy Corp.	Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy Corp. 1996 Form 10-K
10-ss	Cinergy Corp.	Amendment to Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, adopted December 18, 2002, effective January 1, 2002.	Cinergy Corp. 2002 Form 10-K
10-tt	Cinergy Corp.	Cinergy Corp. Director, Officer and Key Employee Stock Purchase Program, effective January 7, 2000, adopted December 10, 1999.	Cinergy Corp. 1999 Form 10-K
10-uu	Cinergy Corp.	Cinergy Corp. Non-Union Employees’ Pension Plan adopted December 18, 2002, amended and restated effective January 1, 2003.	Cinergy Corp. 2002 Form 10-K
10-vv	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ Pension Plan, effective May 1, 2003, adopted October 10, 2003.
10-ww	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ Pension Plan, effective December 1, 2003, adopted October 10, 2003.
10-xx	Cinergy Corp.	Cinergy Corp. Non-Union Employees’ Severance Opportunity Plan as amended and restated effective June 1, 2001, adopted May 30, 2001.	Cinergy Corp. June 30, 2001, Form 10-Q
10-yy	Cinergy Corp.	Amendment to the Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability, between Cinergy Corp. and Larry E. Thomas.	Cinergy Corp. March 31, 2002, Form 10-Q
10-zz	Cinergy Corp.	Second Amendment to the Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability, between Cinergy Corp. and Larry E. Thomas.	Cinergy Corp. June 30, 2002, Form 10-Q
10-aaa	Cinergy Corp.	Amended and Restated Cinergy Corp. Non-Union Employees’ 401(k) Plan, adopted December 18, 2002, effective January 1, 2003.	Cinergy Corp. 2002 Form 10-K
10-bbb	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ 401(k) Plan, effective December 1, 2003, adopted October 10, 2003.
10-ccc	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ 401(k) Plan, effective January 1, 2004, adopted December 16, 2003.
10-ddd	Cinergy Corp.	Cinergy Corp. Union Employees’ 401(k) Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy Corp. 1999 Form 10-K
10-eee	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ 401(k) Plan, adopted December 1, 1999, effective December 10, 1999.	Cinergy Corp. 1999 Form 10-K
10-fff	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ 401(k) Plan, effective January 1, 2004, adopted December 16, 2003.

10-ggg	Cinergy Corp.	Cinergy Corp. Union Employees’ Savings Incentive Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy Corp. 1999 Form 10-K
10-hhh	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ Savings Incentive Plan, effective December 1, 1999, adopted December 10, 1999.	Cinergy Corp. 1999 Form 10-K
10-iii	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ Savings Incentive Plan, effective January 1, 2004, adopted December 16, 2003.
10-jjj	Cinergy Corp.	Cinergy Corp. Excess Profit Sharing plan, effective as of January 1, 2003, adopted December 20, 2002.
10-kkk	Cinergy Corp.	Cinergy Corp. Excess Pension Plan, as amended and restated, effective as of January 1, 1998.
10-lll	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of August 29, 2002.
10-mmm	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of January 1, 2003, adopted October 10, 2003.
10-nnn	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of December 15, 2003.
10-ooo	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of January 1, 2004, adopted December 16, 2003.
10-ppp	PSI	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc., CinCap Madison, LLC and PSI dated as of February 5, 2003.	PSI March 31, 2003 Form 10-Q
10-qqq	PSI	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc., CinCap VII, LLC and PSI dated as of February 5, 2003.	PSI March 31, 2003 Form 10-Q
Subsidiaries of the registrant
21	Cinergy Corp. CG&E PSI	Subsidiaries of Cinergy Corp., CG&E, and PSI
Consent of experts and counsel
23	Cinergy Corp. CG&E PSI ULH&P	Independent Auditors’ Consent
Power of attorney
24	Cinergy Corp. CG&E PSI ULH&P	Power of Attorney
Certifications
31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by R. Foster Duncan pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by R. Foster Duncan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

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

CINERGY CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2003	$16,368	$3,256	$302	$12,042	$—	$7,884

2002	$34,110	$7,883	$9,270	$34,873	$22	$16,368

2001	$29,951	$39,693	$5,254	$40,788	$—	$34,110

THE CINCINNATI GAS & ELECTRIC COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2003	$5,942	$2,900	$256	$7,496	$—	$1,602

2002	$25,874	$2,029	$6,096	$28,057	$—	$5,942

2001	$19,044	$30,166	$4,089	$27,425	$—	$25,874

PSI ENERGY, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2003	$5,656	$—	$—	$4,546	$—	$1,110

2002	$6,773	$2,310	$3,174	$6,579	$22	$5,656

2001	$9,317	$8,339	$1,165	$12,048	$—	$6,773

THE UNION LIGHT, HEAT AND POWER COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2003	$84	$—	$108	$—	$—	$192

2002	$1,196	$392	$2,383	$3,887	$—	$84

2001	$1,492	$3,050	$4	$3,350	$—	$1,196

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company each has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINERGY CORP.

THE CINCINNATI GAS & ELECTRIC COMPANY

PSI ENERGY, INC.

THE UNION LIGHT, HEAT AND POWER COMPANY

Registrants

Date: March 3, 2004

	By	/s/ James E. Rogers
James E. Rogers
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the indicated registrants and in the capacities and on the dates indicated:

Signature	Title	Date

Cinergy Corp.
Michael G. Browning*	Director	March 3, 2004
Phillip R. Cox*	Director	March 3, 2004
George C. Juilfs*	Director	March 3, 2004
Thomas E. Petry*	Director	March 3, 2004

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	March 3, 2004
Mary L. Schapiro*	Director	March 3, 2004
John J. Schiff, Jr.*	Director	March 3, 2004
Philip R. Sharp*	Director	March 3, 2004
Dudley S. Taft*	Director	March 3, 2004

/s/ R. Foster Duncan
R. Foster Duncan	Chief Financial Officer (principal financial officer)	March 3, 2004

/s/ Lynn J. Good
Lynn J. Good	Controller	March 3, 2004

CG&E
/s/ R. Foster Duncan
R. Foster Duncan	Director and Chief Financial Officer (principal financial officer)	March 3, 2004

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	March 3, 2004

James L. Turner*	Director	March 3, 2004

/s/ Lynn J. Good
Lynn J. Good	Controller	March 3, 2004

PSI
Michael G. Browning*	Director	March 3, 2004
Douglas F. Esamann*	Director	March 3, 2004

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	March 3, 2004

/s/ R. Foster Duncan
R. Foster Duncan	Chief Financial Officer (principal financial officer)	March 3, 2004

/s/ Lynn J. Good
Lynn J. Good	Controller	March 3, 2004

ULH&P

/s/ R. Foster Duncan
R. Foster Duncan	Director and Chief Financial Officer (principal financial officer)	March 3, 2004

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	March 3, 2004

James L. Turner*	Director	March 3, 2004

/s/ Lynn J. Good
Lynn J. Good	Controller	March 3, 2004

* The undersigned, by signing his name hereto, does hereby execute this Form 10-K on behalf of the officers and directors of the registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such officers and directors and incorporated by reference as an exhibit to this Form 10-K.

/s/ James E. Rogers
James E. Rogers
Attorney-In-Fact
March 3, 2004

/s/ R. Foster Duncan
R. Foster Duncan
Attorney-In-Fact
March 3, 2004