Form 10-Q
period 2004-03-31
UNION LIGHT HEAT & POWER CO; CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC
filed 2004-05-07
CIK 100858, 899652, 20290, 81020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	179,900,405

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I FINANCIAL INFORMATION

1	Financial Statements
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
Introduction
Organization
Liquidity and Capital Resources
2004 Quarterly Results of Operations - Historical
Results of Operations - Future

3	Quantitative and Qualitative Disclosures About Market Risk

4	Controls and Procedures

PART II OTHER INFORMATION

1	Legal Proceedings

2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

4	Submission of Matters to a Vote of Security Holders

6	Exhibits and Reports on Form 8-K

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended March 31
	2004	2003
	(dollars in thousands, except per share amounts) (unaudited)
Operating Revenues
Electric	$878,128	$823,059
Gas	350,846	398,913
Other	59,684	45,986
Total Operating Revenues	1,288,658	1,267,958

Operating Expenses
Fuel and purchased power	286,914	269,866
Gas purchased	223,516	235,995
Operation and maintenance	375,274	328,055
Depreciation	104,857	100,605
Taxes other than income taxes	82,247	77,749
Total Operating Expenses	1,072,808	1,012,270

Operating Income	215,850	255,688

Equity in Earnings of Unconsolidated Subsidiaries	2,748	592
Miscellaneous (Expense) Income – Net (Note 8)	(15,508)	7,492
Interest Expense	67,395	59,169
Preferred Dividend Requirement of Subsidiary Trust	—	5,970
Preferred Dividend Requirements of Subsidiaries	858	858

Income Before Taxes	134,837	197,775

Income Taxes	31,822	57,982

Income Before Discontinued Operations and Cumulative
Effect of Changes in Accounting Principles	103,015	139,793

Discontinued operations, net of tax (Note 8)	—	(170)
Cumulative effect of changes in accounting principles, net of tax (Note 1(e)(ii))	—	26,462
Net Income	$103,015	$166,085

Average Common Shares Outstanding	179,261	173,387

Earnings Per Common Share (Note 10)
Income before discontinued operations and cumulative effect of changes in accounting principles	$0.57	$0.81
Discontinued operations, net of tax	—	—
Cumulative effect of changes in accounting principles, net of tax	—	0.15
Net income	$0.57	$0.96

Earnings Per Common Share - Assuming Dilution (Note 10)
Income before discontinued operations and cumulative effect of changes in accounting principles	$0.57	$0.80
Discontinued operations, net of tax	—	—
Cumulative effect of changes in accounting principles, net of tax	—	0.15
Net income	$0.57	$0.95

Dividends Declared Per Common Share	$0.47	$0.46

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands) (unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$218,541	$169,120
Restricted deposits	94,659	92,813
Notes receivable, current	74,916	189,854
Accounts receivable less accumulated provision for doubtful accounts of $ 7,853 at March 31, 2004, and $7,884 at December 31, 2003	1,162,871	1,074,518
Fuel, emission allowances, and supplies	275,372	357,625
Energy risk management current assets	352,235	305,058
Prepayments and other	88,022	53,609
Total Current Assets	2,266,616	2,242,597

Property, Plant, and Equipment - at Cost
Utility plant in service	9,835,661	9,732,123
Construction work in progress	279,782	275,459
Total Utility Plant	10,115,443	10,007,582
Non-regulated property, plant, and equipment	4,561,449	4,527,943
Accumulated depreciation	4,994,540	4,908,019
Net Property, Plant, and Equipment	9,682,352	9,627,506

Other Assets
Regulatory assets	1,006,879	1,012,151
Investments in unconsolidated subsidiaries	489,482	494,520
Energy risk management non-current assets	113,921	97,334
Notes receivable, non-current	209,001	213,853
Other investments	161,624	184,044
Goodwill and other intangible assets	53,041	45,349
Other	197,351	197,351
Total Other Assets	2,231,299	2,244,602

Assets of Discontinued Operations (Note 8)	4,343	4,501

Total Assets	$14,184,610	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands) (unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,364,327	$1,240,423
Accrued taxes	228,798	217,993
Accrued interest	68,194	68,952
Notes payable and other short-term obligations (Note 4)	236,936	351,412
Long-term debt due within one year	729,793	839,103
Energy risk management current liabilities	329,496	296,122
Other	106,170	107,438
Total Current Liabilities	3,063,714	3,121,443

Non-Current Liabilities
Long-term debt (Note 3)	4,133,169	4,131,909
Deferred income taxes	1,583,035	1,557,981
Unamortized investment tax credits	106,616	108,884
Accrued pension and other postretirement benefit costs	681,916	662,834
Accrued cost of removal	501,025	490,856
Energy risk management non-current liabilities	88,221	64,861
Other	209,094	205,344
Total Non-Current Liabilities	7,303,076	7,222,669

Liabilities of Discontinued Operations (Note 8)	9,693	11,594

Commitments and Contingencies (Note 6)

Total Liabilities	10,376,483	10,355,706

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,818

Common Stock Equity (Note 2)
Common stock - $.01 par value; authorized shares – 600,000,000; issued
shares – 179,665,285 at March 31, 2004, and 178,438,369 at December 31, 2003; outstanding shares – 179,544,917 at March 31, 2004, and 178,336,854 at December 31, 2003	1,797	1,784
Paid-in capital	2,220,748	2,195,985
Retained earnings	1,569,995	1,551,003
Treasury shares at cost – 120,368 shares at March 31, 2004, and 101,515 shares at December 31, 2003	(3,862)	(3,255)
Accumulated other comprehensive income (loss)	(43,369)	(44,835)
Total Common Stock Equity	3,745,309	3,700,682

Total Liabilities and Shareholders’ Equity	$14,184,610	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands) (unaudited)

Quarter Ended March 31, 2004

Balance at January 1, 2004 (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682
Comprehensive income:
Net income			103,015			103,015
Other comprehensive income (loss), net of tax effect of $(914)
Foreign currency translation adjustment					986	986
Unrealized gain (loss) on investment trusts					755	755
Cash flow hedges					(275)	(275)
Total comprehensive income						104,481

Issuance of common stock - net (1,226,916 shares)	13	21,082				21,095
Treasury shares purchased (18,853 shares)				(607)		(607)
Dividends on common stock ($0.47 per share)			(83,987)			(83,987)
Other		3,681	(36)			3,645

Ending balance at March 31, 2004 (179,544,917 shares)	$1,797	$2,220,748	$1,569,995	$(3,862)	$(43,369)	$3,745,309

Quarter Ended March 31, 2003

Balance at January 1, 2003 (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$—	$(29,800)	$3,293,476
Comprehensive income:
Net income			166,085			166,085
Other comprehensive income (loss), net of tax effect of $(275)
Foreign currency translation adjustment					2,090	2,090
Unrealized gain (loss) on investment trusts					(851)	(851)
Cash flow hedges					(452)	(452)
Total comprehensive income						166,872

Issuance of common stock - net (7,213,804 shares)	72	193,896		—		193,968
Dividends on common stock ($0.46 per share)			(77,685)			(77,685)
Other		4,190	8	—		4,198
Ending balance at March 31, 2003 (175,876,919 shares)	$1,759	$2,116,222	$1,491,861	$—	$(29,013)	$3,580,829

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2004	2003
	(dollars in thousands) (unaudited)

Cash Flows from Continuing Operations
Operating Activities
Net income	$103,015	$166,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,857	100,605
Loss on discontinued operations, net of tax	—	170
Loss on impairment or disposal of investments	22,766	—
Cumulative effect of changes in accounting principles, net of tax	—	(26,462)
Change in net position of energy risk management activities	(7,030)	9,730
Deferred income taxes and investment tax credits - net	11,627	18,013
Equity in earnings of unconsolidated subsidiaries	(2,748)	(592)
Allowance for equity funds used during construction	(254)	(3,579)
Regulatory assets deferrals	(18,377)	(17,422)
Regulatory assets amortization	25,367	27,830
Accrued pension and other postretirement benefit costs	19,082	15,954
Deferred costs under gas cost recovery mechanism	25,728	(38,659)
Cost of removal	(3,805)	(3,252)
Changes in current assets and current liabilities:
Restricted deposits	(1,666)	35
Accounts and notes receivable	27,156	(57,486)
Fuel, emission allowances, and supplies	82,044	76,756
Prepayments	(35,336)	(4,261)
Accounts payable	123,620	135,435
Accrued taxes and interest	10,047	(22,464)
Other assets	(7,943)	(3,111)
Other liabilities	4,555	3,375

Net cash provided by operating activities	482,705	376,700

Financing Activities
Change in short-term debt	(114,318)	(341,475)
Issuance of long-term debt	—	35,000
Redemption of long-term debt	(114,652)	—
Issuance of common stock	21,095	193,968
Dividends on common stock	(83,987)	(77,685)

Net cash used in financing activities	(291,862)	(190,192)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(145,748)	(147,733)
Proceeds from notes receivable	4,238	—
Acquisitions and other investments	(14,317)	(7,858)
Proceeds from disposition of subsidiaries and investments	14,405	—

Net cash used in investing activities	(141,422)	(155,591)

Net increase in cash and cash equivalents from continuing operations	49,421	30,917

Cash and cash equivalents from continuing operations at beginning of period	169,120	200,112

Cash and cash equivalents from continuing operations at end of period	$218,541	$231,029

Cash Flows from Discontinued Operations
Operating activities	$158	$17,513
Financing activities	(158)	(10,152)
Investing activities	—	(202)

Net increase in cash and cash equivalents from discontinued operations	—	7,159
Cash and cash equivalents from discontinued operations at beginning of period	—	20,971
Cash and cash equivalents from discontinued operations at end of period	$—	$28,130

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$68,397	$67,259
Income taxes	$7,057	$67,384

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended March 31
	2004	2003
	(dollars in thousands) (unaudited)

Operating Revenues
Electric	$437,607	$428,564
Gas	327,652	275,276
Total Operating Revenues	765,259	703,840

Operating Expenses
Fuel and purchased power	132,792	130,554
Gas purchased	223,517	171,765
Operation and maintenance	156,375	134,758
Depreciation	44,386	49,264
Taxes other than income taxes	64,195	60,518
Total Operating Expenses	621,265	546,859

Operating Income	143,994	156,981

Miscellaneous Income - Net	2,854	6,584
Interest Expense	22,436	25,843

Income Before Taxes	124,412	137,722

Income Taxes	46,957	51,424

Income Before Cumulative Effect of Changes in Accounting Principles	77,455	86,298

Cumulative effect of changes in accounting principles, net of tax (Note 1(e)(ii))	—	30,938

Net Income	$77,455	$117,236

Preferred Dividend Requirement	211	211

Net Income Applicable to Common Stock	$77,244	$117,025

Net Income	$77,455	$117,236

Other Comprehensive Income (Loss), Net of Tax	(324)	(306)

Comprehensive Income	$77,131	$116,930

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands) (unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$22,781	$15,842
Restricted deposits	137	137
Notes receivable from affiliated companies	35,431	110,149
Accounts receivable less accumulated provision for doubtful accounts of $ 997 at March 31, 2004, and $1,602 at December 31, 2003	97,134	107,733
Accounts receivable from affiliated companies	33,090	58,406
Fuel, emission allowances, and supplies	116,446	135,948
Energy risk management current assets	121,606	72,830
Prepayments and other	17,694	15,049
Total Current Assets	444,319	516,094

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	2,185,391	2,155,457
Gas	1,127,129	1,104,797
Common	291,081	288,394
Total Utility Plant In Service	3,603,601	3,548,648
Construction work in progress	61,202	71,947
Total Utility Plant	3,664,803	3,620,595
Non-regulated property, plant, and equipment	3,595,575	3,576,187
Accumulated depreciation	2,659,140	2,625,568
Net Property, Plant, and Equipment	4,601,238	4,571,214

Other Assets
Regulatory assets	585,651	594,764
Energy risk management non-current assets	48,955	36,583
Other investments	1,294	1,083
Other	69,329	89,741
Total Other Assets	705,229	722,171

Total Assets	$5,750,786	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands) (unaudited)

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accounts payable	$226,138	$217,652
Accounts payable to affiliated companies	53,425	136,470
Accrued taxes	177,933	146,216
Accrued interest	21,667	21,572
Notes payable and other short-term obligations (Note 4)	112,100	112,100
Notes payable to affiliated companies (Note 4)	55,013	49,126
Long-term debt due within one year	—	110,000
Energy risk management current liabilities	107,861	77,791
Other	33,799	32,319
Total Current Liabilities	787,936	903,246

Non-Current Liabilities
Long-term debt (Note 3)	1,459,125	1,458,807
Deferred income taxes	992,767	985,481
Unamortized investment tax credits	77,701	79,186
Accrued pension and other postretirement benefit costs	223,717	219,393
Accrued cost of removal	158,141	155,336
Energy risk management non-current liabilities	24,387	11,665
Other	78,341	69,687
Total Non-Current Liabilities	3,014,179	2,979,555

Commitments and Contingencies (Note 6)

Total Liabilities	3,802,115	3,882,801

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at March 31, 2004 and December 31, 2003	762,136	762,136
Paid-in capital	586,528	586,528
Retained earnings	612,310	589,993
Accumulated other comprehensive income (loss)	(32,788)	(32,464)
Total Common Stock Equity	1,928,186	1,906,193

Total Liabilities and Shareholder’s Equity	$5,750,786	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2004	2003
	(dollars in thousands) (unaudited)

Operating Activities
Net income	$77,455	$117,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,386	49,264
Deferred income taxes and investment tax credits - net	(2,863)	13,092
Cumulative effect of changes in accounting principles, net of tax	—	(30,938)
Change in net position of energy risk management activities	(18,356)	1,041
Allowance for equity funds used during construction	(245)	(719)
Regulatory assets deferrals	(6,446)	(5,949)
Regulatory assets amortization	14,636	16,376
Accrued pension and other postretirement benefit costs	4,324	3,803
Deferred costs under gas cost recovery mechanism	25,728	(38,659)
Cost of removal	(1,736)	—
Changes in current assets and current liabilities:
Restricted deposits	—	34
Accounts and notes receivable	107,163	103,008
Fuel, emission allowances, and supplies	19,293	21,444
Prepayments	(2,748)	361
Accounts payable	(74,720)	(60,051)
Accrued taxes and interest	31,812	(4,137)
Other assets	4,579	1,534
Other liabilities	10,156	(6,924)

Net cash provided by operating activities	232,418	179,816

Financing Activities
Change in short-term debt, including net affiliate notes	9,357	(86,487)
Redemption of long-term debt	(110,000)	—
Dividends on preferred stock	(51)	(211)
Dividends on common stock	(54,926)	(47,082)

Net cash used in financing activities	(155,620)	(133,780)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(69,857)	(64,501)
Other investments	(2)	(1)

Net cash used in investing activities	(69,859)	(64,502)

Net increase (decrease) in cash and cash equivalents	6,939	(18,466)

Cash and cash equivalents at beginning of period	15,842	45,336

Cash and cash equivalents at end of period	$22,781	$26,870

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$21,341	$30,010
Income taxes	$3,447	$29,451

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANY

PSI ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended March 31
	2004	2003
	(dollars in thousands) (unaudited)

Operating Revenues
Electric	$416,279	$411,688

Operating Expenses
Fuel and purchased power	136,796	166,872
Operation and maintenance	126,911	115,278
Depreciation	48,831	39,681
Taxes other than income taxes	16,412	15,882
Total Operating Expenses	328,950	337,713

Operating Income	87,329	73,975

Miscellaneous Income - Net	547	2,158
Interest Expense	19,924	20,253

Income Before Taxes	67,952	55,880

Income Taxes	27,146	21,659

Income Before Cumulative Effect of a Change in Accounting Principle	40,806	34,221

Cumulative effect of a change in accounting principle, net of tax (Note 1(e)(ii))	—	(494)

Net Income	$40,806	$33,727

Preferred Dividend Requirement	647	647

Net Income Applicable to Common Stock	$40,159	$33,080

Net Income	$40,806	$33,727

Other Comprehensive Income (Loss), Net of Tax	484	(630)

Comprehensive Income	$41,290	$33,097

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands) (unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$16,796	$6,565
Restricted deposits	94,341	92,675
Notes receivable from affiliated companies	21,411	65,715
Accounts receivable less accumulated provision for doubtful accounts of $1,185 at March 31, 2004, and $1,110 at December 31, 2003	45,752	37,194
Accounts receivable from affiliated companies	21,161	459
Fuel, emission allowances, and supplies	126,245	149,392
Energy risk management current assets	7,881	7,959
Prepayments and other	3,439	5,303
Total Current Assets	337,026	365,262

Property, Plant, and Equipment - at Cost
Utility plant in service	6,232,060	6,183,475
Construction work in progress	218,580	203,512
Total Utility Plant	6,450,640	6,386,987
Accumulated depreciation	2,175,599	2,133,235
Net Property, Plant, and Equipment	4,275,041	4,253,752

Other Assets
Regulatory assets	421,228	417,387
Energy risk management non-current assets	3,587	7,061
Other investments	68,558	66,803
Other	33,607	29,372
Total Other Assets	526,980	520,623

Total Assets	$5,139,047	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands) (unaudited)

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accounts payable	$53,657	$58,286
Accounts payable to affiliated companies	21,460	69,746
Accrued taxes	84,376	69,419
Accrued interest	24,228	26,615
Notes payable and other short-term obligations (Note 4)	80,500	80,500
Notes payable to affiliated companies (Note 4)	182,689	188,446
Long-term debt due within one year	1,100	—
Energy risk management current liabilities	15,007	14,744
Other	24,846	25,636
Total Current Liabilities	487,863	533,392

Non-Current Liabilities
Long-term debt (Note 3)	1,719,524	1,720,476
Deferred income taxes	595,712	573,946
Unamortized investment tax credits	28,915	29,698
Accrued pension and other postretirement benefit costs	198,526	193,336
Accrued cost of removal	342,884	335,520
Energy risk management non-current liabilities	2,122	2,796
Other	76,300	74,958
Total Non-Current Liabilities	2,963,983	2,930,730

Commitments and Contingencies (Note 6)

Total Liabilities	3,451,846	3,464,122

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,333

Common Stock Equity
Common stock - without par value; $.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at March 31, 2004, and December 31, 2003	539	539
Paid-in capital	627,274	627,274
Retained earnings	1,029,992	1,018,790
Accumulated other comprehensive income (loss)	(12,937)	(13,421)
Total Common Stock Equity	1,644,868	1,633,182

Total Liabilities and Shareholder’s Equity	$5,139,047	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$40,806	$33,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,831	39,681
Cumulative effect of a change in accounting principle, net of tax	—	494
Deferred income taxes and investment tax credits - net	20,656	(2,654)
Change in net position of energy risk management activities	3,141	(1,245)
Allowance for equity funds used during construction	(9)	(2,860)
Regulatory assets deferrals	(11,931)	(11,473)
Regulatory assets amortization	10,731	11,455
Accrued pension and other postretirement benefit costs	5,190	3,808
Cost of removal	(2,069)	(3,252)
Changes in current assets and current liabilities:
Restricted deposits	(1,666)	—
Accounts and notes receivable	15,044	38,520
Fuel, emission allowances, and supplies	23,147	12,907
Prepayments	1,170	1,345
Accounts payable	(52,915)	(108,622)
Accrued taxes and interest	12,570	5,158
Other assets	(3,080)	(1,219)
Other liabilities	1,420	1,066

Net cash provided by operating activities	111,036	16,836

Financing Activities
Change in short-term debt, including net affiliate notes	(5,757)	56,810
Issuance of long-term debt	—	35,000
Dividends on preferred stock	(647)	(647)
Dividends on common stock	(28,957)	(30,503)

Net cash provided by (used in) financing activities	(35,361)	60,660

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(64,500)	(74,581)
Other investments	(944)	(827)

Net cash used in investing activities	(65,444)	(75,408)

Net increase in cash and cash equivalents	10,231	2,088

Cash and cash equivalents at beginning of period	6,565	2,007

Cash and cash equivalents at end of period	$16,796	$4,095

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$24,743	$20,465
Income taxes	$3,132	$36,000

Non-cash financing and investing activities:
Issuance of promissory notes to affiliated company for acquisition of assets	$—	$375,969

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME

	Quarter Ended March 31
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$56,215	$54,929
Gas	58,139	49,384
Total Operating Revenues	114,354	104,313

Operating Expenses
Electricity purchased from parent company for resale	39,453	39,123
Gas purchased	40,833	31,500
Operation and maintenance	13,760	12,585
Depreciation	4,925	4,445
Taxes other than income taxes	1,438	1,161
Total Operating Expenses	100,409	88,814

Operating Income	13,945	15,499

Miscellaneous Income - Net	499	1,479
Interest Expense	1,227	1,502

Income Before Taxes	13,217	15,476

Income Taxes	5,329	6,070

Net Income	$7,888	$9,406

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$8,020	$1,899
Notes receivable from affiliated companies	5,881	17,906
Accounts receivable less accumulated provision for doubtful accounts of $219 at March 31, 2004, and $192 at December 31, 2003	3,488	2,458
Accounts receivable from affiliated companies	171	4,407
Fuel and supplies	4,884	7,936
Prepayments and other	140	279
Total Current Assets	22,584	34,885

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	276,724	273,895
Gas	241,892	239,670
Common	53,357	53,297
Total Utility Plant In Service	571,973	566,862
Construction work in progress	8,369	6,165
Total Utility Plant	580,342	573,027
Accumulated depreciation	180,228	176,368
Net Property, Plant, and Equipment	400,114	396,659

Other Assets
Regulatory assets	13,240	13,224
Other	1,010	3,903
Total Other Assets	14,250	17,127

Total Assets	$436,948	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

	March 31 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accounts payable	$12,073	$13,431
Accounts payable to affiliated companies	19,367	21,131
Accrued taxes	8,001	298
Accrued interest	917	1,230
Notes payable to affiliated companies (Note 4)	21,196	45,233
Other	6,673	6,815
Total Current Liabilities	68,227	88,138

Non-Current Liabilities
Long-term debt	54,693	54,685
Deferred income taxes	54,295	55,488
Unamortized investment tax credits	2,815	2,879
Accrued pension and other postretirement benefit costs	17,458	16,953
Accrued cost of removal	27,968	27,443
Other	14,248	13,729
Total Non-Current Liabilities	171,477	171,177

Commitments and Contingencies (Note 6)

Total Liabilities	239,704	259,315

Common Stock Equity
Common stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares - 585,333 at March 31, 2004, and December 31, 2003	8,780	8,780
Paid-in capital	23,541	23,541
Retained earnings	165,412	157,524
Accumulated other comprehensive income (loss)	(489)	(489)
Total Common Stock Equity	197,244	189,356

Total Liabilities and Shareholder’s Equity	$436,948	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$7,888	$9,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,925	4,445
Deferred income taxes and investment tax credits - net	(1,258)	4,451
Allowance for equity funds used during construction	14	(85)
Regulatory assets deferrals	(253)	(33)
Regulatory assets amortization	192	(22)
Accrued pension and other postretirement benefit costs	505	271
Deferred costs under gas cost recovery mechanism	3,719	(9,372)
Cost of removal	(414)	—
Changes in current assets and current liabilities:
Accounts and notes receivable	15,231	4,417
Fuel and supplies	3,052	4,666
Prepayments	139	158
Accounts payable	(3,122)	2,783
Accrued taxes and interest	7,390	(480)
Other assets	18	20
Other liabilities	(408)	174

Net cash provided by operating activities	37,618	20,799

Financing Activities
Change in short-term debt, including net affiliate notes	(24,037)	(9,533)

Net cash used in financing activities	(24,037)	(9,533)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(7,460)	(7,633)

Net cash used in investing activities	(7,460)	(7,633)

Net increase in cash and cash equivalents	6,121	3,633

Cash and cash equivalents at beginning of period	1,899	3,926

Cash and cash equivalents at end of period	$8,020	$7,559

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$1,480	$1,437
Income taxes	$3	$3,000

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.  In addition, when discussing Cinergy’s financial information, it necessarily includes the results of The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), The Union Light, Heat and Power Company (ULH&P) and all of Cinergy’s other consolidated subsidiaries.  When discussing CG&E’s financial information, it necessarily includes the results of ULH&P and all of CG&E’s other consolidated subsidiaries.

1.             Summary of Significant Accounting Policies

(a)           Presentation

Our Condensed Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results.  These results are not necessarily indicative of results for a full year.  These statements should be read in conjunction with the Financial Statements and the notes thereto included in the registrants’ combined Form 10-K for the year ended December 31, 2003 (2003 10-K).  Certain amounts in the 2003 Condensed Financial Statements have been reclassified to conform to the 2004 presentation.

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles (GAAP).  Actual results could differ, as these estimates and assumptions involve judgment.

(b)           Revenue Recognition

(i)           Utility Revenues

CG&E, PSI, and ULH&P (collectively, our utility operating companies) record Operating Revenues for electric and gas service when delivered to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenues, we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is subsequently billed.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of March 31, 2004 and 2003, were as follows:

	2004	2003
	(in millions)

Cinergy	$133	$119
CG&E and subsidiaries	80	67
PSI	53	52
ULH&P	14	12

(ii)          Energy Marketing and Trading Revenues

We market and trade electricity, natural gas, and other energy-related products.  Many of the contracts associated with these products qualify as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  We designate derivative transactions as either trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.  Generally, trading contracts are reported on a net basis and non-trading contracts are reported on a gross basis.  Net reporting requires presentation of realized and unrealized gains and losses on trading derivatives on a net basis in Operating Revenues.  Gross reporting requires presentation of sales contracts in Operating Revenues and purchase contracts in Fuel and purchased power expense or Gas purchased expense.

(c)           Derivatives

Cinergy designates derivatives as fair value hedges for certain volumes of our natural gas inventory.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified inventory) are included in the Condensed Statements of Income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the inventory on a quarterly basis.  For the three months ended March 31, 2004, the net loss recognized for the hedges’ ineffectiveness was approximately $4 million.

(d)           Stock-Based Compensation

Cinergy accounts for all employee awards granted or modified after January 1, 2003, under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  Prior to 2003, we accounted for all stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The following table illustrates the effect on our Net Income and Earnings Per Common Share (EPS) if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Quarter Ended March 31
		(in millions, except per share amounts)
		2004	2003

Net income, as reported		$103	$166

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects.	4	4

Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	3	5

Pro-forma net income		$104	$165

EPS - as reported		$0.57	$0.96
EPS - pro-forma		$0.58	$0.95

EPS assuming dilution - as reported		$0.57	$0.95
EPS assuming dilution - pro-forma		$0.57	$0.94

The pro-forma amounts reflect certain assumptions used in estimating fair values.  As a result of this and other factors which may affect the timing and amounts of stock-based compensation, the pro-forma effect on Net Income and EPS may not be representative of future periods.

(e)           Accounting Changes

(i)           Consolidation of Variable Interest Entities (VIE)

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest

Entities (Interpretation 46), which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have voting rights, do not absorb first dollar losses, or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003 for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003 for traditional SPEs and to March 31, 2004 for all other entities subject to the scope of Interpretation 46.  We elected to implement Interpretation 46 for traditional SPEs in accordance with the original implementation date of July 1, 2003 and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, had an immaterial impact on our financial position.

Cinergy also holds interests in several operating joint ventures which do not require consolidation.  If all these entities were consolidated, their total assets and liabilities would be immaterial to our Condensed Balance Sheets.

(ii)          Cumulative Effect of Changes in Accounting Principles

In 2003, Cinergy, CG&E, and PSI recognized Cumulative effect of changes in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and the rescission of EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities as discussed in the 2003 10-K.

2.             Common Stock

As discussed in the 2003 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the first quarter of 2004, Cinergy has issued approximately 1.2 million shares under these plans.

3.             Long-term Debt

In February 2004, CG&E repaid at maturity $110 million of its 6.45% First Mortgage Bonds.

In April 2004, Cinergy Corp. repaid at maturity $200 million of its 6.125% Debentures.

4.             Notes Payable and Other Short-term Obligations

At March 31, 2004, Cinergy Corp. had $956 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2004
Direct borrowing		$	$—	$
Commercial paper support			33

Total 364-day facility		600	33	567

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of credit support			11

Total Three-year facility		400	11	389

Total Credit Facilities		$1,000	$44	$956

In April 2004, Cinergy Corp. successfully placed two senior unsecured revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, comprised of a $500 million 364-day facility and a $1 billion three-year facility.  These facilities replaced the two facilities that were scheduled to expire in April and May of 2004.

In addition to revolving credit facilities, Cinergy Corp., CG&E, and PSI also maintain uncommitted lines of credit.  These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.  Cinergy Corp., CG&E, and PSI have established uncommitted lines of $40 million, $15 million, and $60 million, respectively, all of which remained unused as of March 31, 2004.

The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies.

	March 31, 2004		December 31, 2003
	Established Lines	Outstanding	Established Lines	Outstanding
	(in millions)
Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$—
Uncommitted lines(1)	40	—	40	—
Commercial paper(2)		33		146

Utility operating companies
Uncommitted lines(1)	75	—	75	—
Pollution control notes		193		193

Non-regulated subsidiaries
Revolving lines	18	9	19	10
Short-term debt		2		2

Cinergy Total		$237		$351

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15	$—
Pollution control notes		112		112
Money pool		55		49

CG&E Total		$167		$161

PSI
Uncommitted lines(1)	$60	$—	$60	$—
Pollution control notes		81		81
Money pool		183		188

PSI Total		$264		$269

ULH&P
Money pool		$21		$45

ULH&P Total		$21		$45

(1)   Outstanding amounts could be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

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

5.             Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by the Company’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of March 31, 2004, approximately 93 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s and Moody’s Investors Service is used.  An internal rating system is used when a counterparty is not rated externally.

As of March 31, 2004, CG&E has a concentration of trading credit exposure of approximately $79 million with four counterparties, each accounting for greater than 10 percent of CG&E’s total trading credit exposure.  All four of these counterparties are rated investment grade or are guaranteed or secured by an investment grade entity.

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

In October 1998, the EPA finalized its ozone transport rule, also known as the Nitrogen Oxide (NOX) State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states.  The EPA’s final rule, which applies to 22 states in the eastern U.S. including the three states in which our electric utilities operate, required states to develop rules to reduce NOX emissions from utility and industrial sources.  In a related matter, in response to petitions filed by several states alleging air quality impacts from upwind sources located in other states, the EPA issued a rule pursuant to Section 126 of the Clean Air Act (CAA) that required reductions similar to those required under the NOX SIP Call.  Various states and industry groups challenged the final rules in the Court of Appeals for the District of Columbia Circuit, but the court upheld the key provisions of the rules.

The EPA has approved the final NOX SIP Call rules issued by the states of Indiana and Kentucky, but has conditionally approved Ohio’s final rules.  Ohio developed final NOX SIP rules effective in May 2004 to satisfy the EPA’s conditions for approval.  Final approval from the EPA is pending.  The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the NOX SIP Call.  All three states have adopted a cap and trade program as the mechanism to achieve the required reductions.  In September 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control and other equipment to reduce NOX emissions.  The company has installed selective catalytic reduction units and other pollution controls and implemented certain combustion improvements at various generating stations to meet the May 2004 compliance deadline under the NOX SIP Call.  The company will also utilize the NOX allowance market to buy or sell NOX allowances as appropriate.  The company currently estimates that it will incur costs of approximately $84 million in addition to $706 million already incurred to comply with this program.

(ii)          Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards.  Depending on the EPA’s final disposition of the pending petition, Cinergy’s generating stations could become subject to requirements for additional sulfur dioxide and NOX reductions.  It is unclear at this time whether any additional reductions would be required beyond those proposed in the Interstate Air Quality Rules, which were proposed by the EPA in December 2003 and expected to become final in December 2004.

(iii)         Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana (District Court) against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR) and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Generating Station (Miami Fort Station), and PSI’s Cayuga Generating Station, Gallagher Generating Station (Gallagher Station), Wabash River Generating Station, and Gibson Generating Station (Gibson Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  In May 2004, the City of Louisville, Kentucky filed a motion to intervene in the case with respect to all claims made by the United States against PSI and Cinergy regarding the Gallagher Station.  Also in May 2004, plaintiffs filed a motion to amend the most recent complaint pursuant to the Court’s pre-trial procedures scheduling order.  This amended complaint added four new projects to the lawsuit, which had been subject to earlier EPA Notices of Violation (NOVs).  These new projects are at stations previously named in the lawsuit.  Plaintiffs also dropped their claims with respect to a number of projects, the United States dropped ten projects and the three northeast states dropped an additional five projects.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in August 2005.

In March 2000, the United States also filed in the District Court an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the District Court in that case ruled that the Government and the intervening plaintiff environmental groups could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint only.  Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations, unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA.  Neither party appealed that decision.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a NOV to DP&L for alleged violations of PSD, NSR, and SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

In December 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the plaintiffs regarding the above matters.  The complete resolution of these issues was contingent upon establishing a final agreement with the EPA and other parties, but the plaintiffs insisted on commitments which went beyond those contained in the agreement in principle.  At this time we believe it is unlikely that a final settlement agreement will be reached on these terms.  It is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to defend against the allegations, discussed above, vigorously in court.

(iv)         Manufactured Gas Plant (MGP) Sites

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

In a combination of lawsuits and NOVs, the 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites for which PSI has primary responsibility.

PSI notified its insurance carriers of the claims related to MGP sites raised by IDEM and costs included in the Site Participation and Cost Sharing Agreements.  In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court has remanded the case to the trial court.  PSI has filed a petition to transfer the appellate court’s decision to the Indiana Supreme Court for its review.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

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

CG&E has performed site assessments on its sites where we believe MGP activities have occurred at some point in the past and found no imminent risk to the environment.  At the present time, CG&E cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

(v)           Asbestos Claims Litigation

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

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and for PSI on punitive damages.  PSI recently received an adverse ruling in an appeal of that verdict and has filed an appeal of that decision to the Indiana Supreme Court.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate are material to PSI’s financial position or results of operations.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on

CG&E’s and PSI’s financial position or results of operations.

(b)           Regulatory

(i)           PSI Retail Electric Rate Case

In December 2002, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) seeking approval of a base retail electric rate increase.  PSI has filed initial and rebuttal testimony in this case and the final set of hearings took place in November 2003.  PSI filed its proposed order in December 2003.  Based on updated testimony filed in October 2003 and the proposed order, PSI proposes an increase in annual revenues of approximately $180 million, or an average increase of approximately 14 percent over PSI’s retail electric rates in effect at the end of 2002.  An IURC decision is anticipated in the second quarter of 2004.

(ii)          CG&E Rate Filings

As discussed in more detail in the 2003 10-K, CG&E made multiple rate filings in 2003 with the Public Utilities Commission of Ohio (PUCO) seeking to recover investments made in the transmission and distribution system.  In December 2003, these filings, and CG&E’s proposal for establishing its post market development period market pricing methodology, were consolidated for hearing before the PUCO and the hearing is scheduled for May 2004.  In addition, the PUCO requested that CG&E propose a rate stabilization plan in that same proceeding.  As part of our proposed rate stabilization plan (which seeks recovery of certain environmental, fuel, and purchased power costs), we seek to end the market development period, which would end the current rate freeze that is currently scheduled to end no later than December 31, 2005 for all customer classes, pursuant to the Ohio electric restructuring law.  Our filings also contemplate a distribution rate case in 2004 with revised rates effective January 1, 2005 and mechanisms to recover ongoing transmission costs for Midwest Independent System Operator, Inc. or other applicable Regional Transmission Organizations.  In May 2004, CG&E filed a prefiling notice with the PUCO formalizing our intent to file a rate case that will request an increase of approximately $78 million in distribution rates.  We cannot predict the outcome of these proceedings.

(iii)         ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the Kentucky Public Service Commission (KPSC) seeking to increase base rates for natural gas distribution services and requesting recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with an estimated capital cost of $112 million over 10 years.  Through March 31, 2004, ULH&P has recovered approximately $2.5 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the KPSC’s orders approving the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

(iv)         Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 190,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area and 31,000 are in ULH&P’s service area.  Further investigation as to whether any additional SHA risers will need maintenance or replacement is ongoing.  If CG&E and ULH&P determine that replacement of all SHA risers is appropriate, we currently estimate that the replacement cost could be up to approximately $70 million for CG&E, which includes $10 million for ULH&P.  CG&E and ULH&P would pursue recovery of this cost through rates.  At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

(c)           Other

(i)           Gas Customer Choice

In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative).  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.    Subsequently, these class action suits were amended and consolidated into one suit.  CG&E has been dismissed as a defendant in the consolidated suit.  The trial court certified a class against Cinergy in November 2003.  A trial date has not been set.  In October 2001, Cinergy, CG&E, and Investments initiated litigation against the Energy Cooperative requesting indemnification by the Energy Cooperative for the claims asserted by former customers in the class action litigation.

In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by Energy Cooperative and Resources.  This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources.  Trial is anticipated to occur in November 2004.

We intend to vigorously defend these lawsuits and do not believe their outcome will have a material effect on our financial position or results of operations.

(ii)          Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous other energy companies.  The CFTC request sought certain information regarding our trading activities, including price reporting to energy industry publications for the period May 2000 through January 2001.  Based on an initial review of these matters, we placed one employee on administrative leave and have subsequently terminated his employment.  Cinergy is continuing an investigation of these matters, including whether price reporting inconsistencies occurred in our operations. We have been cooperating fully with the CFTC, and hope to resolve the investigation in the near future.

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

In the second quarter of 2003, Cinergy received initial and follow-up third-party subpoenas from the Securities and Exchange Commission (SEC) requesting information related to particular trading activity with one of its counterparties who was the target of an investigation by the SEC.  Cinergy has fully cooperated with the SEC in connection with this matter.  In early 2004, Cinergy received two grand jury subpoenas from the Assistant United States Attorney in the Southern District of Texas for information relating to the same trading activities being investigated by the SEC.  Specifically, the Assistant United States Attorney has requested information relating to communications between some current and former employees and another energy company.  We understand that we are neither a target nor are we under investigation by the Department of Justice in relation to these communications.

At this time, we do not believe the outcome of these investigations and litigation will have a material impact on Cinergy’s financial position or results of operations.

(iii)         Patents

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

(iv)         Guarantees

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

Cinergy has guaranteed the payment of $22 million as of March 31, 2004, for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by certain directors, officers, and key employees.  Most of the guarantees do not have a set termination date; however, the borrowings associated with the majority of the guarantees are due in the first quarter of 2005.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operations and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential amount to be $86 million under these guarantees as of March 31, 2004.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

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

7.             Pension and Other Postretirement Benefits

As discussed in the 2003 10-K, we provide benefits to retirees in the form of pension and other postretirement benefits.  Our qualified defined benefit pension plans cover substantially all U.S. employees meeting certain minimum age and service requirements.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.  In addition, we sponsor non-qualified pension plans (plans that do not meet the criteria for tax benefits) that cover officers, certain other key employees, and non-employee directors.  We provide certain health care and life insurance benefits to retired U.S. employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.

Our benefit plans’ costs for the three months ended March 31 included the following components:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
	(in millions)

Service cost	$8.8	$7.8	$1.2	$0.8	$1.4	$1.0
Interest cost	22.1	21.5	1.7	1.6	6.0	5.6
Expected return on plans’ assets	(20.1)	(20.2)	—	—	—	—
Amortization of transition (asset) obligation	(0.1)	(0.2)	—	—	0.8	0.8
Amortization of prior service cost	1.1	1.2	0.5	0.3	—	—
Recognized actuarial (gain) loss	0.5	—	0.7	0.5	2.1	1.3
Voluntary early retirement costs (Statement 88) (1)	—	2.1	—	—	—	—
Net periodic benefit cost	$12.3	$12.2	$4.1	$3.2	$10.3	$8.7

(1)	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88)

The net periodic benefit cost by registrant for the three months ended March 31 was as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
	(in millions)

Cinergy(1)	$12.3	$12.2	$4.1	$3.2	$10.3	$8.7
CG&E and subsidiaries	3.7	2.4	0.2	0.2	2.6	2.3
PSI	3.2	2.9	0.2	0.2	5.3	4.4
ULH&P	0.4	0.3	—	—	0.2	0.2

(1)           The results of Cinergy also include amounts related to non-registrants.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduced a prescription drug benefit to retirees as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is actuarially equivalent to the benefit provided by Medicare.  Even though final guidelines for determining actuarial equivalence have not been published, we believe that our coverage for prescription drugs is at least actuarially equivalent to the benefits provided by Medicare for most current retirees because our benefits for that group substantially exceed the benefits provided by Medicare, thereby allowing us to qualify for the subsidy.  We have accounted for the subsidy as a reduction of our accumulated postretirement benefit obligation (APBO).  The APBO was reduced by approximately $19 million and will be amortized as an actuarial gain over future periods, thus reducing future benefit costs.  The impact on 2004 net periodic benefit cost is not expected to be material.  Our accounting treatment for the subsidy is consistent with draft guidance proposed by the FASB staff in March 2004; however, definitive guidance has not yet been provided and thus our accounting could change.

8.             Investment Impairment and Discontinued Operations

(a)           Impairment

Cinergy holds a portfolio of direct and indirect investments in energy technology companies in the Power Technology and Infrastructure Services Business Unit (discussed in Note 9).  One of the companies in which Cinergy holds a non-controlling interest agreed to sell its major assets.  This company is involved in the development and sale of outage management software.  Based on the terms of the transaction, Cinergy concluded that this cost method investment was other-than-temporarily impaired and recognized a pre-tax impairment charge of approximately $27 million ($21 million after-tax) in the first quarter of 2004.  The impairment charge is included in Miscellaneous (Expense) Income-Net in Cinergy’s Condensed Statements of Income.

(b)           Discontinued Operations

As discussed in the 2003 10-K, in the second quarter of 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the U.S., and substantially sold or liquidated the assets of its energy marketing business in the Czech Republic.

GAAP requires consolidated entities, which have been disposed of, to be presented as Discontinued operations, net of tax in the Condensed Statements of Income and as Assets/Liabilities of Discontinued Operations in the Condensed Balance Sheets.  The accompanying financial statements have been reclassified to account for the disposals occurring during the second quarter of 2003, as well as disposals in prior periods, as discontinued operations.

The table below reflects the results of operations and the income (loss) on disposal related to investments accounted for as discontinued operations for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31
	2004	2003
	(in thousands)

Revenues(1)	$—	$13,824

Income (Loss) Before Taxes	$—	$(329)

Income Taxes Benefit (Expense)	$—	$159

Income (Loss) from Discontinued Operations
Income (Loss) from operations, net of tax	$—	$(170)

Total Income (Loss) from Discontinued Operations	$—	$(170)

(1)   Presented for informational purposes only.  All results of operations are reported net in our Condensed Statements of Income.

The table below reflects the assets and liabilities related to the investments accounted for as discontinued operations as of March 31, 2004 and December 31, 2003:

	March 31 2004	December 31 2003
	(in thousands)

Assets
Current assets	$4,343	$4,501

Total Assets	$4,343	$4,501

Liabilities
Current liabilities	$9,693	$11,594

Total Liabilities	$9,693	$11,594

9.             Financial Information by Business Segment

As discussed in the 2003 10-K, we conduct operations through our subsidiaries, and manage through the following three reportable segments:

•                  Commercial Business Unit (Commercial);

•                  Regulated Businesses Business Unit (Regulated Businesses); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

The following section describes the activities of our business units as of March 31, 2004.

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

Power Technology and Infrastructure primarily manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary.  Ventures identifies, invests in, and integrates new energy technologies into Cinergy’s existing businesses, focused primarily on operational efficiencies and clean energy technologies.  In addition, Power Technology and Infrastructure manages our investments in other energy infrastructure and telecommunication service providers.

Following are the financial results by business unit.  Certain prior year amounts have been reclassified to conform to the current presentation.

Financial results by business unit for the quarters ended March 31, 2004, and March 31, 2003, are as indicated below.

Business Units

	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)

Quarter Ended March 31, 2004

Operating revenues -
External customers	$405,707	$882,949	$2	$1,288,658	$—	$1,288,658
Intersegment revenues	39,453	—	—	39,453	(39,453)	—

Gross margins -
Electric	181,380	409,834	—	591,214	—	591,214
Gas	23,134	104,196	—	127,330	—	127,330

Segment profit (loss)(2)	46,092	79,505	(22,582)	103,015	—	103,015

Quarter Ended March 31, 2003

Operating revenues -
External customers	$433,642	$834,315	$1	$1,267,958	$—	$1,267,958
Intersegment revenues	39,123	—	—	39,123	(39,123)	—

Gross margins -
Electric	174,207	378,986	—	553,193	—	553,193
Gas	60,028	102,890	—	162,918	—	162,918

Discontinued operations, net of tax	(170)	—	—	(170)	—	(170)
Cumulative effect of changes in accounting principles, net of tax	26,462	—	—	26,462	—	26,462

Segment profit (loss)(2)	97,105	74,069	(5,089)	166,085	—	166,085

(1)          The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and the intersegment costs of Regulated Businesses.

(2)          Management utilizes segment profit (loss), after taxes, to evaluate segment performance.

Total segment assets at March 31, 2004, and December 31, 2003, were as follows:

Business Units

	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	All Other (1)	Consolidated
	(in thousands)

Segment assets from continuing operations	$5,551,997	$8,415,370	$152,397	$14,119,764	$60,503	$14,180,267
Segment assets from discontinued operations	4,343	—	—	4,343	—	4,343
Total segment assets at March 31, 2004	$5,556,340	$8,415,370	$152,397	$14,124,107	$60,503	$14,184,610

Segment assets from continuing operations	$5,360,886	$8,515,478	$175,619	$14,051,983	$62,722	$14,114,705
Segment assets from discontinued operations	4,501	—	—	4,501	—	4,501
Total segment assets at December 31, 2003	$5,365,387	$8,515,478	$175,619	$14,056,484	$62,722	$14,119,206

(1)          The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

10.                               EPS

A reconciliation of EPS to EPS – assuming dilution is presented below for the quarters ended March 31, 2004 and 2003:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended March 31, 2004
EPS:
Net Income	$103,015	179,261	$0.57

Effect of dilutive securities:
Common stock options		835
Directors’ compensation plans		148
Contingently issuable common stock		574
Stock purchase contracts		1,108

EPS - assuming dilution:
Net income plus assumed conversions	$103,015	181,926	$0.57

Quarter Ended March 31, 2003
EPS:
Income before discontinued operations and cumulative effect of changes in accounting principles	$139,793		$0.81
Discontinued operations, net of tax	(170)		—
Cumulative effect of changes in accounting principles, net of tax	26,462		0.15
Net Income	$166,085	173,387	$0.96

Effect of dilutive securities:
Common stock options		724
Directors’ compensation plans		134
Contingently issuable common stock		717

EPS - assuming dilution:
Net income plus assumed conversions	$166,085	174,962	$0.95

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise price of these options plus unrecognized compensation expense is greater than the average market price of a common share during the period multiplied by the number of options outstanding at the end of the period because they are anti-dilutive.  Approximately 0.9 million and 3.5 million shares were excluded from the EPS - assuming dilution calculation for the quarters ended March 31, 2004 and 2003, respectively.

Also excluded from the EPS - assuming dilution calculation for the quarters ended March 31, 2004 and 2003, are up to 9.7 million and 10.8 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

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

(5)          environmental incidents; and

(6)          electric transmission or gas pipeline system constraints.

•                  Legislative and regulatory initiatives.

•                  Additional competition in electric or gas markets and continued industry consolidation.

•                  Financial or regulatory accounting principles including costs of compliance with existing and future environmental requirements.

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

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.  Examples can be found in Note 6 of the “Notes to Condensed Financial Statements” in “Item I. Financial Statements”.

We undertake no obligation to update the information contained herein.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.  In addition, when discussing Cinergy’s financial information, it necessarily includes the results of The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), The Union Light, Heat and Power Company (ULH&P) and all of Cinergy’s other consolidated subsidiaries.  When discussing CG&E’s financial information, it necessarily includes the results of ULH&P and all of CG&E’s other consolidated subsidiaries.

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2003 (2003 10-K).  The results discussed below are not necessarily indicative of the results to be expected in any future periods.

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

ORGANIZATION

Cinergy Corp., a Delaware corporation organized in 1993, owns all outstanding common stock of CG&E and PSI, both of which are public utilities.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA).  Our other principal subsidiaries are Cinergy Services, Inc. (Services) and Cinergy Investments, Inc. (Investments).

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, ULH&P, is a Kentucky corporation organized in 1901, that provides electric and gas service in northern Kentucky.  CG&E’s other subsidiaries are insignificant to its results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Environmental Commitment and Contingency Issues

Ambient Air Standards

In 1997, the United States (U.S.) Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards for ozone and fine particulate matter.  On April 15, 2004, the EPA made final state ozone non-attainment area designations.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard.  EPA is also under a court ordered deadline to make final fine particulate area designations by December 15, 2004.  Several counties in which we operate are likely to be designated as non-attainment with the fine particulate standard.  Those counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance.  Cinergy cannot predict the effect of the ozone non-attainment designations at this time.

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

A FUCO is a company all of whose utility assets and operations are located outside the U.S. and which are used for the generation, transmission, or distribution of electric energy for sale at retail or wholesale, or the distribution of gas at retail.  A FUCO may not derive any income, directly or indirectly, from the generation, transmission, or distribution of electric energy for sale or the distribution of gas at retail within the U.S.  An entity claiming status as a FUCO must provide notification thereof to the SEC under PUHCA.

Cinergy has been granted SEC authority under PUHCA to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of March 31, 2004, we had invested or committed to invest approximately $0.8 billion in EWGs and FUCOs, leaving available investment capacity under the order of approximately $2.7 billion.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At March 31, 2004, we had invested and/or guaranteed approximately $1.0 billion of the $1.3 billion available.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the U.S., Canada, and Mexico.  Energy-Related Assets include, natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but would exclude any assets, facilities, or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of March 31, 2004, we did not have any investments in these Energy-Related Assets.

•                  Infrastructure Services Companies

Cinergy has been granted SEC authority under PUHCA to invest up to $500 million in companies that derive or will derive substantially all of their operating revenues from the sale of Infrastructure Services including:

•                  Design, construction, retrofit, and maintenance of utility transmission and distribution systems;

•                  Installation and maintenance of natural gas pipelines, water and sewer pipelines, and underground and overhead telecommunications networks; and

•                  Installation and servicing of meter reading devices and related communications networks, including fiber optic cable.

At March 31, 2004, we had invested approximately $26 million in these Infrastructure Services companies.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of March 31, 2004, we had $737 million outstanding under the guarantees issued, of which approximately 91 percent represents guarantees of obligations reflected on Cinergy’s Condensed Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 6(c)(iv) of the “Notes to Condensed Financial Statements” in “Item I. Financial Statements” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our March 31, 2004 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $86 million in collateral related to its gas and power trading operations, of which $41 million is related to CG&E.

Capital Resources

Cinergy, CG&E, PSI, and ULH&P meet current and future capital requirement needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.  Cinergy, CG&E, PSI, and ULH&P believe that they have adequate financial resources to meet their future needs.

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and from the Public Utilities Commission of Ohio (PUCO).  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The PUCO has regulatory jurisdiction over the issuance of short-term debt by CG&E.

	Short-term Regulatory Authority March 31, 2004
	(in millions)
	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$33
CG&E and subsidiaries	671		55
PSI	600		183
ULH&P	65		21

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

	Short-term Borrowings March 31, 2004
	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,000	$—	$1,000	$44	$956
Uncommitted lines(1)	40	—	40
Commercial paper(2)		33	767

Utility operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		193

Non-regulated subsidiaries
Revolving lines	18	9	9		9
Short-term debt		2

Cinergy Total		$237			$965

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		55

CG&E Total		$167

PSI
Uncommitted lines(1)	$60	$—	$60
Pollution control notes		81
Money pool		183

PSI Total		$264

ULH&P
Money pool		$21

ULH&P Total		$21

(1)     Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

(2)     The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines of credit.

(3)     Standby liquidity is reserved against the revolving lines to support the commercial paper program and outstanding letters of credit (currently $33 million and $11 million, respectively).

At March 31, 2004, Cinergy Corp. had $956 million remaining unused and available capacity relating to its $1 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
	(in millions)

364-day senior revolving	April 2004
Direct borrowing		$	$—	$
Commercial paper support			33

Total 364-day facility		600	33	567

Three-year senior revolving	May 2004
Direct borrowing			—
Commercial paper support			—
Letter of credit support			11

Total Three-year facility		400	11	389

Total Credit Facilities		$1,000	$44	$956

In April 2004, Cinergy Corp. successfully placed two senior unsecured revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, comprised of a $500 million 364-day facility and a $1 billion three-year facility.  These facilities replaced the two facilities that were scheduled to expire in April and May 2004.

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

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana.  The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp.  The respective state utility commissions regulate the issuance of long-term debt by our utility operating companies.

A summary of our long-term debt authorizations at March 31, 2004, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,472	$3,528

CG&E and subsidiaries(2)
State Public Utility Commissions	$575	$—	$575

PSI
State Public Utility Commission(3)	$—	$—	$—
State Public Utility Commission - Tax-Exempt(3)	—	—	—

ULH&P
State Public Utility Commission	$75	$—	$75

(1)     Cinergy Corp., under PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)     Includes amounts for ULH&P.

(3)     On April 28, 2004, the Indiana Utility Regulatory Commission (IURC) issued an order granting PSI additional long-term debt issuance authority of up to $500 million and tax-exempt issuance authority of up to $250 million through December 31, 2005.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which approximately $574 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, of which $800 million remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, of which $800 million remains available for issuance.  ULH&P has effective shelf registration statements with the SEC relating to the issuance of up to $50 million in unsecured debt securities and up to $40 million in first mortgage bonds, of which $30 million in unsecured debt securities and $20 million in first mortgage bonds remain available for issuance.

Off-Balance Sheet Arrangements

As discussed in the 2003 10-K, Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Cinergy’s primary off-balance sheet arrangement involves the sale of accounts receivable to a qualifying special purpose entity.

Securities Ratings

As of March 31, 2004, the major credit rating agencies rated our securities as follows:

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

(3)     Standard & Poor’s (S&P)

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

Equity

As discussed in the 2003 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the first quarter of 2004, Cinergy has issued approximately 1.2 million shares under these plans.

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

The Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section.

2004 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended March 31, 2004 and 2003 were as follows:

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in thousands)

Net income	$103,015	$166,085	$(63,070)	(38)	$77,455	$117,236	$(39,781)	(34)	$40,806	$33,727	$7,079	21

Electric gross margin	591,214	553,193	38,021	7	304,815	298,010	6,805	2	279,483	244,816	34,667	14
Gas gross margin	127,330	162,918	(35,588)	(22)	104,135	103,511	624	1	—	—	—	—

(1)          The results of Cinergy also include amounts related to non-registrants.

Cinergy’s and CG&E’s net income decreased for the quarter ended March 31, 2004 as compared to the same period last year as a result of a number of factors.  Operation and maintenance expense increased primarily as a result of increases in emission allowances expenses, employee incentive compensation costs, and transmission costs.  Additionally, the decreases in net income reflect net gains recognized in the first quarter of 2003 resulting from the implementation of certain accounting changes that have been reflected as cumulative effects of changes in accounting principles.  Cinergy’s decrease also reflects the decline in gas gross margins as well as an impairment charge on an investment, both discussed below.  Cinergy’s and CG&E’s decreases in net income were partially offset by the higher electric gross margins discussed below.

PSI’s net income increased as a result of higher electric gross margins discussed below.  This increase was partially offset by higher Operation and maintenance expense primarily related to greater emission allowances expenses and an increase in Depreciation expense primarily due to the addition of depreciable plant.

Electric Margins

Cinergy’s, CG&E’s, and PSI’s electric gross margins increased for the quarter ended March 31, 2004 as compared to the same period last year.  Cinergy’s and CG&E’s variances reflect in part, an increase in net revenues on power marketing, trading, and origination contracts.  Cinergy’s, CG&E’s, and PSI’s increases also included higher electric retail margins as a result of additional megawatt hour (MWh) sales.  Cinergy’s and PSI’s increases included a higher price received per MWh on certain rate tariff adjustments.  Milder weather in 2004 as compared to 2003, primarily impacting residential customers, partially offset the increases in margins for Cinergy, CG&E,and PSI.  Additionally offsetting Cinergy’s and CG&E’s increases was an increase in the average price of fuel for the quarter.

Electric Operating Revenues

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in millions)

Retail	$670	$684	$(14)	(2)	$334	$334	$—	—	$336	$350	$(14)	(4)
Wholesale	169	112	57	51	71	70	1	1	71	56	15	27
Other	39	27	12	44	33	25	8	32	9	6	3	50
Total	$878	$823	$55	7	$438	$429	$9	2	$416	$412	$4	1

(1)     The results of Cinergy also include amounts related to non-registrants.

Retail electric operating revenues decreased for Cinergy and PSI mainly due to a three percent and five percent decrease in the average retail price per MWh, respectively, in the first quarter of 2004 as compared to 2003.  These average decreases resulted in approximately $23 million and $19 million lower retail revenues for Cinergy and PSI, respectively.  The declines in the retail price per MWh were mainly due to decreases in rate tariff adjustments associated with PSI’s fuel cost recovery program partially offset by approximately $9 million in increases in other rate tariff adjustments related to emission allowances, construction work in progress, and clean coal technologies tracking mechanisms.  The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.  Milder weather in the first quarter of 2004 as compared to 2003 also contributed to the decline in retail electric revenues, primarily for residential customers.  Heating degree days in PSI’s service territory decreased approximately nine percent in the first quarter of 2004 as compared to 2003.  These variances were partially offset by an increase of approximately $12 million and $6 million for Cinergy and PSI, respectively, due to higher amounts of MWh delivered to non-residential customers.

CG&E’s retail revenues were flat for the quarter ended March 31, 2004, as compared to 2003.  The average retail price per MWh decreased causing an approximate $4 million decline in retail revenue in 2004 as compared to 2003.  This decrease primarily reflects customers switching from full service to transportation only service as a result of deregulation in the state of Ohio.  Milder weather in the first quarter of 2004 as compared to 2003 also contributed to the decline in retail electric revenues, primarily for residential customers.  Heating degree days decreased approximately seven percent in CG&E’s service territory in the first quarter of 2004 as compared to 2003.  These decreases were offset by an increase in MWh delivered to non-residential customers.

Electric wholesale revenues increased for Cinergy and PSI and remained relatively flat for CG&E for the first quarter of 2004 as compared to 2003.  Cinergy’s increase includes a number of factors.   Net revenues on power marketing, trading, and origination contracts increased approximately $20 million over the first quarter of 2003.  The increase in power trading results is attributable to higher earnings on physical and financial trading primarily within the Midwest and the PJM Interconnection (PJM) market.  Additionally, approximately $16 million of Cinergy’s variance includes increases in wholesale revenues from non-regulated energy service subsidiaries that started operations, or became fully consolidated, during the second half of 2003.

The majority of the remaining increase was attributable to increases in wholesale sales from excess generation capacity after serving regulated retail customers.

CG&E’s electric wholesale revenues remained relatively flat for the quarter.  Net revenues on power marketing, trading, and origination contracts increased by approximately $24 million over the first quarter of 2003.  The increase in power trading results is attributable to higher earnings on physical and financial trading primarily within the Midwest and the PJM market.  This increase was offset by a decrease in MWh available for wholesale activity due in part to a decrease in generation available for these transactions.

The majority of PSI’s increase was attributable to increases in wholesale sales from excess generation capacity after serving regulated retail customers.  This increase was partially offset by an approximate $5 million decrease in net revenues on power marketing, trading, and origination contracts, due to PSI’s discontinuation of entering into any new transactions beginning in 2002.  Revenues continue to be affected by changes in the fair value of existing contracts over the remaining duration of the contracts.

Other Electric operating revenues increased for Cinergy, CG&E, and PSI for the first quarter of 2004, as compared to 2003.  Cinergy’s, CG&E’s, and PSI’s increases reflect higher transmission revenues primarily resulting from Midwest Independent System Operator, Inc. (Midwest ISO) operations of approximately $6 million, $3 million, and $3 million, respectively.  Cinergy’s and CG&E’s other Electric operating revenues also increased by approximately $5 million reflecting an increase in third party coal sales and the introduction of coal trading activity.

Fuel and Purchased Power

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in millions)

Fuel	$249	$240	$9	4	$115	$105	$10	10	$114	$135	$(21)	(16)
Purchased power	38	30	8	27	18	26	(8)	(31)	23	32	(9)	(28)

(1)          The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the quarter ended March 31, 2003, to the quarter ended March 31, 2004:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel Expense – March 31, 2003	$240	$105	$135

Increase (Decrease) due to changes in:
Price of fuel	12	11	1
Deferred fuel cost	(36)	—	(36)
Fuel consumption	8	(6)	14
New entities(2)	14	—	—
Other(3)	11	5	—

Fuel Expense – March 31, 2004	$249	$115	$114

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Reflects additional expense due to non-regulated energy service subsidiaries that started operations, or became fully consolidated, during the second half of 2003.

(3)          Includes costs of third party coal sales and costs associated with the introduction of coal trading activity.

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

Purchased Power

Purchased power expense increased for Cinergy and decreased for CG&E and PSI for the quarter ended March 31, 2004, as compared to 2003.  CG&E’s and PSI’s decreases in Purchased power expense reflect substantial reductions in the amount of purchases made for wholesale full requirements customers.  Both CG&E’s and PSI’s decreases were partially offset by an increase in the amount of MWh purchased primarily for non-residential customers, consistent with the increases in load for the customers discussed previously as part of retail electric revenues.

Cinergy’s increase was due to a significantly greater amount of third party purchases by its subsidiaries in 2004, as opposed to intercompany purchases in 2003 that were eliminated.

Gas Margins

CG&E’s gas gross margins remained relatively flat and Cinergy’s decreased for the quarter ended March 31, 2004, as compared to the same period last year.  CG&E’s gas margins increased by $8 million primarily due to rate tariff adjustments associated with a low-income subsidy program, Ohio excise taxes, and the gas main replacement program.  This was offset by a $7 million decrease reflecting less volume sold due to milder weather during 2004.  Heating degree days decreased approximately seven percent in CG&E’s service territory in the first quarter of 2004 as compared to 2003.

Cinergy’s gas margins fell approximately $36 million due to lower margins from our gas marketing and trading business.  Our domestic gas marketing and trading business experienced a $28 million decline in physical and financial trading margins.  Natural gas prices were extremely volatile in the first quarter of 2003.  The reduction in gas marketing and trading margins resulted from fewer trading opportunities caused by lower volatility, lower price levels, and milder weather in 2004.  The remaining decline was due to a drop in our storage and transportation margins.  Our volume sold from storage experienced a 35 percent decline in 2004, reflecting milder weather.

Other Revenues

Other revenues for Cinergy increased for the quarter ended March 31, 2004, as compared to 2003.  Operating fees received by a non-regulated subsidiary that provides cogeneration services increased approximately $7 million as a result of operational efficiencies.  Other revenues also increased approximately $6 million due to non-regulated energy service subsidiaries that started operations, or became fully consolidated, during the second half of 2003.

Operating Expenses

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the quarter ended March 31, 2004, as compared to 2003.  Cinergy’s, CG&E’s, and PSI’s increases include approximately $18 million, $4 million, and $14 million, respectively, of higher expenses related to emissions allowances.  These increases primarily reflect a reduction in the amount deferred under PSI’s emission allowances tracking mechanism as authorized by the Indiana Utility Regulatory Commission (IURC) and higher expenses due to an increase in the weighted average cost and the number of allowances used during the period.  The expenses also reflect increases of approximately $10 million, $5 million, and $3 million for Cinergy, CG&E, and PSI, respectively, in employee incentive compensation costs.  In addition, higher costs of approximately $9 million, $7 million, and $2 million for Cinergy, CG&E, and PSI, respectively, were due to changes in transmission costs largely resulting from changes in the Midwest ISO operations in 2003.  Maintenance expenses were higher by approximately $3 million for CG&E.  Maintenance expenses decreased for PSI, partially offsetting PSI’s aforementioned increases.  Approximately $6 million of Cinergy’s increase relates to non-regulated energy service subsidiaries that started operations, or became fully consolidated, during the second half of 2003.

Depreciation

Depreciation expense increased for Cinergy and PSI, and decreased for CG&E for the quarter ended March 31, 2004, as compared to 2003.  Approximately $7 million of Cinergy’s and PSI’s increase was due to the addition of depreciable plant primarily including pollution control equipment.  Partially offsetting Cinergy’s increase and contributing to CG&E’s decrease was an approximate $7.5 million reduction due to higher estimated useful lives of certain of CG&E’s assets resulting from a new depreciation study completed during the third quarter of 2003.  Approximately $3 million of Cinergy’s increase and partially offsetting CG&E’s decrease was the addition of depreciable plant primarily including pollution control equipment and additions related to the accelerated gas main replacement program.

Taxes Other Than Income Taxes

Taxes other than income taxes expense increased for Cinergy and CG&E for the quarter ended March 31, 2004, as compared to 2003.  This increase was primarily related to an approximate $3 million increase in Ohio gross receipts taxes, reflecting higher sales for the comparative period.

Miscellaneous (Expense) Income - Net

Miscellaneous (Expense) Income - Net decreased for Cinergy for the quarter ended March 31, 2004, as compared to 2003.  This decrease reflects an approximate $27 million pre-tax impairment charge ($21 million after-tax) on a non-controlling interest in an investment primarily involved in the development and sale of outage management software.  The decrease was partially offset by interest income of approximately $5 million on the notes receivable of two subsidiaries consolidated in the third quarter of 2003, as discussed in the 2003 10-K.  Additionally, partially offsetting the decrease was approximately $4 million in gains on the disposal of other non-regulated investments.

Interest Expense

Interest Expense increased for Cinergy for the quarter ended March 31, 2004, as compared to 2003.  Approximately $6 million of the increase reflects the recognition of a note payable to a trust.  Also reflected in the increase is approximately $5 million related to additional debt recorded in accordance with the consolidation of two new entities.  The note payable and additional debt were both recorded in the third quarter of 2003 resulting from the adoption of Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), as discussed in the 2003 10-K.  Partially offsetting these increases was an increase in interest capitalized in the first quarter of 2004, as compared to 2003, primarily reflecting the post-in-service carrying costs deferred for recovery as authorized by the IURC.

Preferred Dividend Requirement of Subsidiary Trust

Preferred Dividend Requirement of Subsidiary Trust decreased for Cinergy for the quarter ended March 31, 2004, as compared to 2003, as a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in Cinergy’s financial statements.  However, interest expense is still being incurred on a note payable to this trust as discussed above.

Income Taxes

The effective income tax rate for Cinergy decreased for the quarter ended March 31, 2004, as compared to 2003.  CG&E’s and PSI’s effective income tax rates remained flat for the comparative period.  Cinergy’s decrease was primarily a result of changes in the amount of estimated tax credits associated with the production and sale of synthetic fuel, as discussed further below.  Cinergy’s effective tax rate for 2004 is expected to be approximately 24 percent.

In July 2002, Cinergy Capital & Trading, Inc. (Capital & Trading) acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the Internal Revenue Service  in connection with the acquisition of the facility.  To date, Cinergy has recorded approximately $145 million in tax credits, including approximately $25 million in 2004.

Cumulative Effect of Changes in Accounting Principles

In 2003, Cinergy, CG&E, and PSI recognized Cumulative effect of changes in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and the rescission of Emerging Issues Task Force (EITF) Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, as discussed in the 2003 10-K.

ULH&P

Electric and gas gross margins and net income for ULH&P for the quarters ended March 31, 2004 and 2003, were as follows:

	ULH&P
	2004	2003	Change	% Change
	(in thousands)

Electric gross margin	$16,762	$15,806	956	6
Gas gross margin	17,306	17,884	(578)	(3)
Net income	7,888	9,406	(1,518)	(16)

Summary of Results

Electric gross margins increased for ULH&P for the quarter ended March 31, 2004 compared to 2003.  This increase was primarily due to increases in MWh delivered to non-residential customers.  Gas gross margins decreased for the same period.  The majority of the decrease is due to milder weather in the first quarter of 2004 as compared to 2003.  Heating degree days decreased approximately seven percent as compared to the same period last year.  The decrease due to milder weather was partially offset by rate tariff adjustments associated with the gas main replacement program.

The decrease in net income for the year was primarily due to increased Operation and maintenance expense for the quarter ended March 31, 2004, as compared to 2003.  The majority of this increase was due to approximately $800,000 in higher employee benefits and incentive compensation program expenses.

MD&A - RESULTS OF OPERATIONS - FUTURE

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, and accounting matters.  Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

FERC and Midwest ISO

Day-Ahead and Real-Time Energy Markets

In response to prior FERC orders, in March 2004, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement a centralized security-constrained economic dispatch platform supported by a Day-Ahead and Real-Time Energy Market design, including Locational Marginal Pricing and Financial Transmission Rights (Energy Markets Tariff).  At this time, Cinergy cannot predict the effect the filing will have on its results of operations.

Blackout Report

In April 2004, the U.S.-Canada Power System Outage Task Force issued its Final Report on the August 14, 2003 Blackout in the United States and Canada.  The report reviewed the causes of the Blackout and made 46 recommendations intended to minimize the likelihood and scope of similar events in the future.  One of the recommendations is to make reliability standards mandatory and enforceable with penalties for noncompliance.  In the past, compliance with North Electric Reliability Council’s reliability standards and guidelines has largely been voluntary.  At this time, we do not believe the Final Report will have a material impact on our financial position or results of operations.

FERC’s Market Screen Orders

In April 2004, FERC issued various orders and rulemakings that applied to granting market-based rate authority and specifically addressed generation market power, transmission market power, barriers to entry, and affiliated company issues.  At this time, we cannot predict the effect such orders will have on our financial position or results of operations.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The transactions associated with the Commercial Business Unit’s (Commercial) energy marketing and trading activities give rise to various risks, including price risk.  Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities.  As Commercial continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

As discussed in the 2003 10-K, CG&E and PSI executed a new joint operating agreement in April 2002 whereby new power marketing and trading contracts since April 2002 are originated on behalf of CG&E only.  Historically, such contracts were executed on behalf of PSI and CG&E jointly.  PSI’s remaining contracts, entered into prior to the new joint operating agreement, are not material.  Additionally, we expect that PSI will not enter into new power marketing and trading contracts in the future.  Therefore, we have not presented PSI separately in the fair value and credit risk tables below.

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities, for the periods ended March 31, 2004 and 2003, are presented in the table below:

	Change in Fair Value
	March 31, 2004		March 31, 2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Fair value of contracts outstanding at beginning of period	$41	$20	$75	$42

Changes in fair value attributable to changes in valuation techniques and assumptions(2)	—	—	1	1

Other changes in fair value(3)	49	28	73	4

Option premiums paid/(received)	6	1	(2)	1

Cumulative effect of changes in accounting principle	—	—	(20)	(13)

Contracts settled	(48)	(10)	(114)	(37)

Fair value of contracts outstanding at end of period	$48	$39	$13	$(2)

(1)     The results of Cinergy also include amounts related to non-registrants.

(2)     Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.

(3)     Represents changes in fair value recognized in income, primarily attributable to fluctuations in price.  This amount includes both realized and unrealized gains on energy trading contracts.

The following are the balances at March 31, 2004 and 2003 of our energy risk management assets and liabilities:

	March 31, 2004		March 31, 2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Energy risk management assets - current	$352	$122	$439	$74
Energy risk management assets - non-current	114	49	93	34

Energy risk management liabilities - current	(330)	(108)	(434)	(90)
Energy risk management liabilities - non-current	(88)	(24)	(85)	(20)

	$48	$39	$13	$(2)

(1)          The results of Cinergy also include amounts related to non-registrants.

The following table presents the expected maturity of the energy risk management assets and liabilities as of March 31, 2004, for Cinergy and CG&E:

	Fair Value of Contracts as of March 31, 2004
	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
	(in millions)

Cinergy(2)
Prices actively quoted	$3	$9	$—	$—	$12

Prices based on models and other valuation methods(3)	19	20	2	(5)	36

Total	$22	$29	$2	$(5)	$48

CG&E
Prices actively quoted	$8	$12	$—	$—	$20

Prices based on models and other valuation methods(3)	6	13	—	—	19

Total	$14	$25	$—	$—	$39

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

(3)          A substantial portion of those amounts include option values.

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by the Company’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Cinergy analyzes net credit exposure and establishes credit reserves based on the counterparties’ credit rating, payment history, and tenor of the outstanding obligation.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk is generally greater than with other commodity trading.

The following tables provide information regarding Cinergy’s and CG&E’s exposure on energy trading contracts as well as the expected maturities of those exposures as of March 31, 2004.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.

Cinergy(1)

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10%	Net Exposure of Counterparties Greater than 10%(4)
	(in thousands)

Investment Grade(2)	$498,587	$20,205	$478,382	78%	—	$—
Internally Rated-Investment Grade(3)	100,077	6,266	93,811	15	—	—
Non-Investment Grade	101,391	69,407	31,984	5	—	—
Internally Rated-Non-Investment Grade	38,881	27,283	11,598	2	—	—

Total	$738,936	$123,161	$615,775	100%	—	$—

	Maturity of Credit Risk Exposure
Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in thousands)

Investment Grade(2)	$454,488	$37,274	$6,825	$498,587
Internally Rated-Investment Grade(3)	97,409	2,396	272	100,077
Non-Investment Grade	101,391	—	—	101,391
Internally Rated-Non-Investment Grade	38,774	107	—	38,881

Total	$692,062	$39,777	$7,097	$738,936

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

(4)          Exposures, positive or negative, with counterparties that are related to one another are not aggregated when no right of offset exists and as a result, credit is extended and evaluated on a separate basis.

CG&E

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10%	Net Exposure of Counterparties Greater than 10%(3)
	(in thousands)

Investment Grade(1)	$126,312	$9,253	$117,059	95%	4	$79,054
Internally Rated-Investment Grade(2)	5,037	214	4,823	4	—	—
Non-Investment Grade	15,618	14,313	1,305	1	—	—
Internally Rated-Non-Investment Grade	1,643	1,491	152	—	—	—

Total	$148,610	$25,271	$123,339	100%	4	$79,054

	Maturity of Credit Risk Exposure
Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in thousands)

Investment Grade(1)	$115,605	$13,346	$(2,639)	$126,312
Internally Rated-Investment Grade(2)	5,133	(96)	—	5,037
Non-Investment Grade	15,618	—	—	15,618
Internally Rated-Non-Investment Grade	1,643	—	—	1,643

Total	$137,999	$13,250	$(2,639)	$148,610

(1)   Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.

(2)   Counterparties include various cities and municipalities.

(3)   Exposures, positive or negative, with counterparties that are related to one another are not aggregated when no right of offset exists and as a result, credit is extended and evaluated on a separate basis.

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

Cinergy’s 2003 10-K includes a discussion of accounting policies that are significant to the presentation of Cinergy’s financial position and results of operations.  These include:

•                  Fair Value Accounting for Energy Marketing and Trading;

•                  Retail Customer Revenue Recognition;

•                  Regulatory Accounting;

•                  Pension and Other Postretirement Benefits;

•                  Income Taxes;

•                  Legal and Environmental Contingencies; and

•                  Impairment of Long-lived Assets.

Accounting Changes

Consolidation of Variable Interest Entities (VIE)

In January 2003, the FASB issued Interpretation 46, which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have voting rights, do not absorb first dollar losses, or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003 for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003 for traditional SPEs and to March 31, 2004 for all other entities subject to the scope of Interpretation 46.  We elected to implement Interpretation 46 for traditional SPEs in accordance with the original implementation date of July 1, 2003 and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, had an immaterial impact on our financial position.

Cinergy also holds interests in several operating joint ventures which do not require consolidation.  If all these entities were consolidated, their total assets and liabilities would be immaterial to our Condensed Balance Sheets.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2004 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States (U.S.) brought a lawsuit in the United States Federal District Court for the Southern District of Indiana (District Court) against Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the U.S. Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Generating Station (Miami Fort Station), and PSI’s Cayuga Generating Station, Gallagher Generating Station (Gallagher Station), Wabash River Generating Station, and Gibson Generating Station (Gibson Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  In May 2004, the City of Louisville, Kentucky filed a motion to intervene in the case with respect to all claims made by the United States against PSI and Cinergy regarding the Gallagher Station.  Also in May 2004, plaintiffs filed a motion to amend the most recent complaint pursuant to the Court’s pre-trial procedures scheduling order.  This amended complaint added four new projects to the lawsuit, which had been subject to earlier EPA Notices of Violation (NOVs).  These new projects are at stations previously named in the lawsuit.  Plaintiffs also dropped their claims with respect to a number of projects, the United States dropped ten projects and the three northeast states dropped an additional five projects.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in August 2005.

In March 2000, the United States also filed in the District Court an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the District Court in that case ruled that the Government and the intervening plaintiff environmental groups could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint only.  Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations, unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA.  Neither party appealed that decision.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a NOV to DP&L for alleged violations of PSD, NSR, and SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

In December 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the plaintiffs regarding the above matters.  The complete resolution of these issues was contingent upon establishing a final agreement with the EPA and other parties, but the plaintiffs insisted on commitments which went beyond those contained in the agreement in principle.  At this time we believe it is unlikely that a final settlement agreement will be reached on these terms.  It is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to defend against the allegations, discussed above, vigorously in court.

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

In a combination of lawsuits and NOVs, the 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites for which PSI has primary responsibility.

PSI notified its insurance carriers of the claims related to MGP sites raised by IDEM and costs included in the Site Participation and Cost Sharing Agreements.  In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court has remanded the case to the trial court.  PSI has filed a petition to transfer the appellate court’s decision to the Indiana Supreme Court for its review.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

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

CG&E has performed site assessments on its sites where we believe MGP activities have occurred at some point in the past and found no imminent risk to the environment.  At the present time, CG&E cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

We currently, and from time to time, are involved in lawsuits, claims, and complaints incidental to the conduct of our business.  In the opinion of management, no such proceeding is likely to have a material adverse effect on us.

See Note 6 of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for further information regarding our commitments and contingencies.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
PURCHASES OF EQUITY SECURITIES

The number of shares provided in the table below represent shares exchanged in connection with employee option exercises and shares purchased by the plan trustee on behalf of the 401(k) Excess Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	111,447	$38.71	N/A	N/A
February 1 – February 29	377,757	$38.63	N/A	N/A
March 1 – March 31	8,769	$40.07	N/A	N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Cinergy Corp., was held on May 4, 2004, in Covington, Kentucky.

At the meeting, shareholders ratified the selection of Deloitte and Touche, the members of Deloitte Touche Tohmatsu and their respective affiliates, as the Company’s independent auditors and elected three Class I directors to the board of Cinergy Corp. to serve for three-year terms ending in 2007, as set forth below:

Directors	Votes For	Votes Withheld

Class I
Michael G. Browning	155,496,837	3,747,963
George C. Juilfs	156,161,356	3,083,444
Dudley S. Taft	156,170,459	3,074,341

In lieu of the annual meeting of shareholders of The Cincinnati Gas & Electric Company (CG&E), a resolution was duly adopted via unanimous written consent of Cinergy Corp., CG&E’s sole shareholder, effective May 3, 2004 electing the following members to the Board of Directors for one-year terms expiring in 2005:

•                  James E. Rogers

•                  R. Foster Duncan

•                  James L. Turner

The annual meeting of shareholders of PSI Energy, Inc. (PSI) was held on May 4, 2004, in Covington, Kentucky.  Proxies were not solicited for the annual meeting.  Cinergy Corp. owns all of the 53,913,701 outstanding shares, representing a like number of votes, of the common stock of PSI.  By unanimous vote, the following members to the Board of Directors were elected at the annual meeting for one-year terms expiring in 2005:

•                  Michael G. Browning

•                  James E. Rogers

•                  Douglas F. Esamann

None of the 650,989 outstanding shares, representing 423,331 votes, of the preferred stock of PSI, were present or voted at the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The documents listed below are being furnished or filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P).  Exhibits not identified as previously furnished or filed are furnished or filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Additional Exhibits

10-rr	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted March 31, 2004, effective January 1, 2004.

Certificates

31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by R. Foster Duncan pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by R. Foster Duncan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   The following reports on Form 8-K were furnished or filed during the quarter ended March 31, 2004.

Date of Report	Registrant	Item Furnished or Filed

January 23, 2004	Cinergy Corp.	Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date: May 7, 2004	/s/ Lynn J. Good
Lynn J. Good
(duly authorized officer
and
principal accounting officer)