Form 10-Q
period 2004-06-30
UNION LIGHT HEAT & POWER CO; CINERGY CORP; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2004-08-04
CIK 100858, 899652, 81020, 20290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 31, 2004, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	180,577,342

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I FINANCIAL INFORMATION

1	Financial Statements
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
2004 Year to Date Results of Operations - Historical
Results of Operations - Future

3	Quantitative and Qualitative Disclosures About Market Risk

4	Controls and Procedures

PART II OTHER INFORMATION

1	Legal Proceedings

2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

6	Exhibits and Reports on Form 8-K

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended June 30		Year to Date June 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)
	(unaudited)
Operating Revenues
Electric	$892,266	$769,258	$1,770,394	$1,592,316
Gas	108,082	114,932	458,928	513,845
Other	53,389	49,733	113,073	95,719
Total Operating Revenues	1,053,737	933,923	2,342,395	2,201,880

Operating Expenses
Fuel and purchased power	293,719	240,470	580,633	510,335
Gas purchased	47,420	53,319	270,936	289,314
Operation and maintenance	396,457	334,073	771,731	662,127
Depreciation	114,331	101,018	219,188	201,623
Taxes other than income taxes	65,072	66,958	147,319	144,707
Total Operating Expenses	916,999	795,838	1,989,807	1,808,106

Operating Income	136,738	138,085	352,588	393,774

Equity in Earnings of Unconsolidated Subsidiaries	7,331	6,104	10,079	6,696
Miscellaneous Income (Expense) – Net	5,033	7,767	(10,475)	15,382
Interest Expense	70,276	60,537	137,671	119,829
Preferred Dividend Requirement of Subsidiary Trust	—	5,970	—	11,940
Preferred Dividend Requirements of Subsidiaries	858	858	1,716	1,716

Income Before Taxes	77,968	84,591	212,805	282,367

Income Taxes	19,464	8,983	51,286	66,966

Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	58,504	75,608	161,519	215,401

Discontinued operations, net of tax	—	9,045	—	8,875
Cumulative effect of changes in accounting principles, net of tax (Note 1(c)(ii))	—	—	—	26,462
Net Income	$58,504	$84,653	$161,519	$250,738

Average Common Shares Outstanding	180,236	176,645	179,749	175,025

Earnings Per Common Share – Basic (Note 10)
Income before discontinued operations and cumulative effect of changes in accounting principles	$0.33	$0.42	$0.90	$1.23
Discontinued operations, net of tax	—	0.05	—	0.05
Cumulative effect of changes in accounting principles, net of tax	—	—	—	0.15
Net income	$0.33	$0.47	$0.90	$1.43

Earnings Per Common Share – Assuming Dilution (Note 10)
Income before discontinued operations and cumulative effect of changes in accounting principles	$0.32	$0.42	$0.89	$1.22
Discontinued operations, net of tax	—	0.05	—	0.05
Cumulative effect of changes in accounting principles, net of tax	—	—	—	0.15
Net income	$0.32	$0.47	$0.89	$1.42

Dividends Declared Per Common Share	$0.47	$0.46	$0.94	$0.92

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$173,818	$169,120
Restricted deposits	88,498	92,813
Notes receivable, current	125,177	189,854
Accounts receivable less accumulated provision for doubtful accounts of $7,506 at June 30, 2004, and $7,884 at December 31, 2003	719,700	1,074,518
Fuel, emission allowances, and supplies	401,310	357,625
Energy risk management current assets	425,196	305,058
Prepayments and other	84,578	53,609
Total Current Assets	2,018,277	2,242,597

Property, Plant, and Equipment – at Cost
Utility plant in service	9,986,311	9,732,123
Construction work in progress	244,831	275,459
Total Utility Plant	10,231,142	10,007,582
Non-regulated property, plant, and equipment	4,587,951	4,527,943
Accumulated depreciation	5,069,030	4,908,019
Net Property, Plant, and Equipment	9,750,063	9,627,506

Other Assets
Regulatory assets	1,001,148	1,012,151
Investments in unconsolidated subsidiaries	509,453	494,520
Energy risk management non-current assets	137,944	97,334
Notes receivable, non-current	204,053	213,853
Other investments	140,514	184,044
Goodwill and other intangible assets	61,463	45,349
Other	167,854	197,351
Total Other Assets	2,222,429	2,244,602

Assets of Discontinued Operations	—	4,501

Total Assets	$13,990,769	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$1,026,920	$1,240,423
Accrued taxes	174,120	217,993
Accrued interest	67,892	68,952
Notes payable and other short-term obligations (Note 4)	496,337	351,412
Long-term debt due within one year	670,764	839,103
Energy risk management current liabilities	384,024	296,122
Other	110,822	107,438
Total Current Liabilities	2,930,879	3,121,443

Non-Current Liabilities
Long-term debt (Note 3)	3,986,191	4,131,909
Deferred income taxes	1,609,726	1,557,981
Unamortized investment tax credits	104,357	108,884
Accrued pension and other postretirement benefit costs	698,260	662,834
Accrued cost of removal	510,555	490,856
Energy risk management non-current liabilities	114,038	64,861
Other	223,944	205,344
Total Non-Current Liabilities	7,247,071	7,222,669

Liabilities of Discontinued Operations	—	11,594

Commitments and Contingencies (Note 6)

Total Liabilities	10,177,950	10,355,706

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,818

Common Stock Equity (Note 2)
Common stock - $.01 par value; authorized shares – 600,000,000; issued shares – 180,446,792 at June 30, 2004, and 178,438,369 at December 31, 2003; outstanding shares – 180,323,246 at June 30, 2004, and 178,336,854 at December 31, 2003	1,804	1,784
Paid-in capital	2,248,084	2,195,985
Retained earnings	1,543,883	1,551,003
Treasury shares at cost – 123,546 shares at June 30, 2004, and 101,515 shares at December 31, 2003	(3,966)	(3,255)
Accumulated other comprehensive loss	(39,804)	(44,835)
Total Common Stock Equity	3,750,001	3,700,682

Total Liabilities and Shareholders’ Equity	$13,990,769	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)
	(unaudited)

Quarter Ended June 30, 2004

Balance at April 1, 2004 (179,544,917 shares)	$1,797	$2,220,748	$1,569,995	$(3,862)	$(43,369)	$3,745,309
Comprehensive income:
Net income			58,504			58,504
Other comprehensive income (loss), net of tax effect of $(2,176)
Foreign currency translation adjustment					446	446
Unrealized loss on investment trusts					(259)	(259)
Cash flow hedges					3,378	3,378
Total comprehensive income						62,069

Issuance of common stock – net (781,507 shares)	7	25,129				25,136
Treasury shares purchased (3,178 shares)				(104)		(104)
Dividends on common stock ($0.47 per share)			(84,558)			(84,558)
Other		2,207	(58)			2,149

Ending balance at June 30, 2004 (180,323,246 shares)	$1,804	$2,248,084	$1,543,883	$(3,966)	$(39,804)	$3,750,001

Quarter Ended June 30, 2003

Balance at April 1, 2003 (175,876,919 shares)	$1,759	$2,116,222	$1,491,861	$—	$(29,013)	$3,580,829
Comprehensive income:
Net income			84,653			84,653
Other comprehensive income (loss), net of tax effect of $(2,284)
Foreign currency translation adjustment, net of reclassification adjustments of $6,134 (net of tax)					3,963	3,963
Unrealized gain on investment trusts					3,370	3,370
Cash flow hedges					(2,743)	(2,743)
Total comprehensive income						89,243

Issuance of common stock – net (1,070,199 shares)	10	25,459		—		25,469
Dividends on common stock ($0.46 per share)			(80,992)			(80,992)
Other		(5,713)	(20)			(5,733)

Ending balance at June 30, 2003 (176,947,118 shares)	$1,769	$2,135,968	$1,495,502	$—	$(24,423)	$3,608,816

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Continued)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands)
	(unaudited)

Year to Date June 30, 2004

Balance at January 1, 2004 (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682
Comprehensive income:
Net income			161,519			161,519
Other comprehensive income, net of tax effect of $(3,090)
Foreign currency translation adjustment					1,432	1,432
Unrealized gain on investment trusts					496	496
Cash flow hedges					3,103	3,103
Total comprehensive income						166,550

Issuance of common stock – net (2,008,423 shares)	20	46,211				46,231
Treasury shares purchased (22,031 shares)				(711)		(711)
Dividends on common stock ($0.94 per share)			(168,545)			(168,545)
Other		5,888	(94)			5,794

Ending balance at June 30, 2004 (180,323,246 shares)	$1,804	$2,248,084	$1,543,883	$(3,966)	$(39,804)	$3,750,001

Year to Date June 30, 2003

Balance at January 1, 2003 (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$—	$(29,800)	$3,293,476
Comprehensive income:
Net income			250,738			250,738
Other comprehensive income (loss), net of tax effect of $(2,558)
Foreign currency translation adjustment, net of reclassification adjustments of $6,134 (net of tax)					6,054	6,054
Unrealized gain on investment trusts					2,518	2,518
Cash flow hedges					(3,195)	(3,195)
Total comprehensive income						256,115

Issuance of common stock – net (8,284,003 shares)	82	219,355		—		219,437
Dividends on common stock ($0.92 per share)			(158,677)			(158,677)
Other		(1,523)	(12)			(1,535)

Ending balance at June 30, 2003 (176,947,118 shares)	$1,769	$2,135,968	$1,495,502	$—	$(24,423)	$3,608,816

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2004	2003
	(dollars in thousands)
	(unaudited)
Cash Flows from Continuing Operations
Operating Activities
Net income	$161,519	$250,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219,188	201,623
Income of discontinued operations, net of tax	—	(8,875)
Loss on impairment or disposal of investments	29,362	—
Cumulative effect of changes in accounting principles, net of tax	—	(26,462)
Change in net position of energy risk management activities	(23,669)	12,421
Deferred income taxes and investment tax credits - net	41,938	24,315
Equity in earnings of unconsolidated subsidiaries	(10,079)	(6,696)
Allowance for equity funds used during construction	(976)	(6,191)
Regulatory assets deferrals	(36,205)	(32,571)
Regulatory assets amortization	48,302	52,000
Accrued pension and other postretirement benefit costs	35,426	34,755
Deferred costs under gas cost recovery mechanism	21,311	(36,422)
Cost of removal	(9,118)	(7,098)
Changes in current assets and current liabilities:
Restricted deposits	(5,918)	(517)
Accounts and notes receivable	420,693	169,107
Fuel, emission allowances, and supplies	(44,545)	(4,414)
Prepayments	(31,762)	(17,642)
Accounts payable	(213,787)	(209,005)
Accrued taxes and interest	(44,933)	(59,226)
Other assets	10,828	(4,735)
Other liabilities	28,788	57,715
Net cash provided by operating activities	596,363	382,820

Financing Activities
Change in short-term debt	137,832	(258,714)
Issuance of long-term debt	—	291,198
Redemption of long-term debt	(319,511)	(127,896)
Issuance of common stock	46,231	219,437
Dividends on common stock	(168,545)	(158,677)
Net cash used in financing activities	(303,993)	(34,652)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(309,699)	(327,424)
Proceeds from notes receivable	8,559	—
Acquisitions and other investments	(11,350)	(23,092)
Proceeds from disposition of subsidiaries and investments	14,405	51,252
Withdrawal of restricted cash held on deposit	10,413	—
Net cash used in investing activities	(287,672)	(299,264)

Net increase in cash and cash equivalents from continuing operations	4,698	48,904
Cash and cash equivalents from continuing operations at beginning of period	169,120	200,112
Cash and cash equivalents from continuing operations at end of period	$173,818	$249,016

Cash Flows from Discontinued Operations
Operating activities	$(7,093)	$(7,108)
Financing activities	7,093	(13,863)
Investing activities	—	—
Net decrease in cash and cash equivalents from discontinued operations	—	(20,971)
Cash and cash equivalents from discontinued operations at beginning of period	—	20,971
Cash and cash equivalents from discontinued operations at end of period	$—	—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$139,868	$117,496
Income taxes	$32,123	$96,696

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended June 30		Year to Date June 30
	2004	2003	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$455,276	$397,455	$892,883	$826,019
Gas	90,651	85,311	418,303	360,587
Total Operating Revenues	545,927	482,766	1,311,186	1,186,606

Operating Expenses
Fuel and purchased power	137,999	106,267	270,791	236,821
Gas purchased	47,418	48,086	270,935	219,851
Operation and maintenance	159,284	125,932	315,659	260,690
Depreciation	45,477	50,313	89,863	99,577
Taxes other than income taxes	49,305	49,739	113,500	110,257
Total Operating Expenses	439,483	380,337	1,060,748	927,196

Operating Income	106,444	102,429	250,438	259,410

Miscellaneous Income – Net	3,189	6,899	6,043	13,483
Interest Expense	22,415	29,424	44,851	55,267

Income Before Taxes	87,218	79,904	211,630	217,626

Income Taxes	31,909	28,985	78,866	80,409

Income Before Cumulative Effect of Changes in Accounting Principles	55,309	50,919	132,764	137,217

Cumulative effect of changes in accounting principles, net of tax (Note 1(c)(ii))	—	—	—	30,938

Net Income	$55,309	$50,919	$132,764	$168,155

Preferred Dividend Requirement	212	212	423	423

Net Income Applicable to Common Stock	$55,097	$50,707	$132,341	$167,732

Net Income	$55,309	$50,919	$132,764	$168,155

Other Comprehensive Income (Loss), Net of Tax	3,207	(2,721)	2,883	(3,027)

Comprehensive Income	$58,516	$48,198	$135,647	$165,128

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$8,850	$15,842
Restricted deposits	137	137
Notes receivable from affiliated companies	55,464	110,149
Accounts receivable less accumulated provision for doubtful accounts of $1,273 at June 30, 2004, and $1,602 at December 31, 2003	99,558	107,733
Accounts receivable from affiliated companies	29,789	58,406
Fuel, emission allowances, and supplies	166,053	135,948
Energy risk management current assets	155,876	72,830
Prepayments and other	22,490	15,049
Total Current Assets	538,217	516,094

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	2,215,001	2,155,457
Gas	1,146,542	1,104,797
Common	290,750	288,394
Total Utility Plant In Service	3,652,293	3,548,648
Construction work in progress	61,522	71,947
Total Utility Plant	3,713,815	3,620,595
Non-regulated property, plant, and equipment	3,613,834	3,576,187
Accumulated depreciation	2,688,118	2,625,568
Net Property, Plant, and Equipment	4,639,531	4,571,214

Other Assets
Regulatory assets	579,652	594,764
Energy risk management non-current assets	58,338	36,583
Other	75,168	90,824
Total Other Assets	713,158	722,171

Total Assets	$5,890,906	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$252,591	$217,652
Accounts payable to affiliated companies	46,355	136,470
Accrued taxes	171,743	146,216
Accrued interest	19,039	21,572
Notes payable and other short-term obligations (Note 4)	112,100	112,100
Notes payable to affiliated companies (Note 4)	126,768	49,126
Long-term debt due within one year	150,000	110,000
Energy risk management current liabilities	133,900	77,791
Other	35,568	32,319
Total Current Liabilities	1,048,064	903,246

Non-Current Liabilities
Long-term debt (Note 3)	1,309,432	1,458,807
Deferred income taxes	1,007,697	985,481
Unamortized investment tax credits	76,216	79,186
Accrued pension and other postretirement benefit costs	226,031	219,393
Accrued cost of removal	160,654	155,336
Energy risk management non-current liabilities	37,077	11,665
Other	74,371	69,687
Total Non-Current Liabilities	2,891,478	2,979,555

Commitments and Contingencies (Note 6)

Total Liabilities	3,939,542	3,882,801

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock – $8.50 par value; authorized shares – 120,000,000; outstanding shares – 89,663,086 at June 30, 2004 and December 31, 2003	762,136	762,136
Paid-in capital	586,528	586,528
Retained earnings	611,796	589,993
Accumulated other comprehensive loss	(29,581)	(32,464)
Total Common Stock Equity	1,930,879	1,906,193

Total Liabilities and Shareholders’ Equity	$5,890,906	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$132,764	$168,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,863	99,577
Deferred income taxes and investment tax credits – net	16,294	12,144
Cumulative effect of changes in accounting principles, net of tax	—	(30,938)
Change in net position of energy risk management activities	(23,280)	1,161
Allowance for equity funds used during construction	(719)	(1,841)
Regulatory assets deferrals	(13,753)	(12,725)
Regulatory assets amortization	27,022	19,654
Accrued pension and other postretirement benefit costs	6,638	6,876
Deferred costs under gas cost recovery mechanism	21,311	(36,422)
Cost of removal	(3,774)	—
Changes in current assets and current liabilities:
Restricted deposits	—	34
Accounts and notes receivable	88,007	131,511
Fuel, emission allowances, and supplies	(30,965)	(7,714)
Prepayments	(7,544)	(7,962)
Accounts payable	(55,176)	(138,911)
Accrued taxes and interest	22,994	9,926
Other assets	1,858	6,930
Other liabilities	10,081	(5,635)

Net cash provided by operating activities	281,621	213,820

Financing Activities
Change in short-term debt, including net affiliate notes	81,112	(90,887)
Issuance of long-term debt	—	256,198
Redemption of long-term debt	(110,000)	(100,000)
Dividends on preferred stock	(423)	(423)
Dividends on common stock	(110,538)	(110,182)

Net cash used in financing activities	(139,849)	(45,294)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(148,762)	(150,672)
Other investments	(2)	2

Net cash used in investing activities	(148,764)	(150,670)

Net increase (decrease) in cash and cash equivalents	(6,992)	17,856

Cash and cash equivalents at beginning of period	15,842	45,336

Cash and cash equivalents at end of period	$8,850	$63,192

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$45,345	$30,010
Income taxes	$11,264	$37,155

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended June 30		Year to Date June 30
	2004	2003	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$414,444	$361,385	$830,723	$773,073

Operating Expenses
Fuel and purchased power	139,600	121,998	276,396	288,870
Operation and maintenance	138,291	127,020	265,202	242,298
Depreciation	55,059	40,735	103,890	80,416
Taxes other than income taxes	14,121	16,150	30,533	32,032
Total Operating Expenses	347,071	305,903	676,021	643,616

Operating Income	67,373	55,482	154,702	129,457

Miscellaneous Income – Net	3,017	5,411	3,564	7,569
Interest Expense	21,701	22,174	41,625	42,427

Income Before Taxes	48,689	38,719	116,641	94,599

Income Taxes	23,243	15,640	50,389	37,299

Income Before Cumulative Effect of a Change in Accounting Principle	25,446	23,079	66,252	57,300

Cumulative effect of a change in accounting principle, net of tax (Note 1(c)(ii))	—	—	—	(494)

Net Income	$25,446	$23,079	$66,252	$56,806

Preferred Dividend Requirement	646	646	1,293	1,293

Net Income Applicable to Common Stock	$24,800	$22,433	$64,959	$55,513

Net Income	$25,446	$23,079	$66,252	$56,806

Other Comprehensive Income (Loss), Net of Tax	(118)	2,954	366	2,324

Comprehensive Income	$25,328	$26,033	$66,618	$59,130

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$24,695	$6,565
Restricted deposits	88,180	92,675
Notes receivable from affiliated companies	51,011	65,715
Accounts receivable less accumulated provision for doubtful accounts of $408 at June 30, 2004, and $1,110 at December 31, 2003	37,966	37,194
Accounts receivable from affiliated companies	7,273	459
Fuel, emission allowances, and supplies	145,529	149,392
Energy risk management current assets	6,714	7,959
Prepayments and other	4,642	5,303
Total Current Assets	366,010	365,262

Property, Plant, and Equipment – at Cost
Utility plant in service	6,334,018	6,183,475
Construction work in progress	183,309	203,512
Total Utility Plant	6,517,327	6,386,987
Accumulated depreciation	2,211,926	2,133,235
Net Property, Plant, and Equipment	4,305,401	4,253,752

Other Assets
Regulatory assets	421,496	417,387
Energy risk management non-current assets	3,348	7,061
Other investments	68,763	66,803
Other	31,552	29,372
Total Other Assets	525,159	520,623

Total Assets	$5,196,570	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$54,354	$58,286
Accounts payable to affiliated companies	32,170	69,746
Accrued taxes	63,760	69,419
Accrued interest	29,595	26,615
Notes payable and other short-term obligations (Note 4)	80,500	80,500
Notes payable to affiliated companies (Note 4)	218,783	188,446
Long-term debt due within one year	1,100	—
Energy risk management current liabilities	15,631	14,744
Other	24,642	25,636
Total Current Liabilities	520,535	533,392

Non-Current Liabilities
Long-term debt	1,719,673	1,720,476
Deferred income taxes	610,801	573,946
Unamortized investment tax credits	28,141	29,698
Accrued pension and other postretirement benefit costs	203,596	193,336
Accrued cost of removal	349,901	335,520
Energy risk management non-current liabilities	1,664	2,796
Other	79,289	74,958
Total Non-Current Liabilities	2,993,065	2,930,730

Commitments and Contingencies (Note 6)

Total Liabilities	3,513,600	3,464,122

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,333

Common Stock Equity
Common stock – without par value; $.01 stated value; authorized shares – 60,000,000; outstanding shares – 53,913,701 at June 30, 2004, and December 31, 2003	539	539
Paid-in capital	627,274	627,274
Retained earnings	1,025,879	1,018,790
Accumulated other comprehensive loss	(13,055)	(13,421)
Total Common Stock Equity	1,640,637	1,633,182

Total Liabilities and Shareholders’ Equity	$5,196,570	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$66,252	$56,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,890	80,416
Cumulative effect of a change in accounting principle, net of tax	—	494
Deferred income taxes and investment tax credits – net	35,052	(937)
Change in net position of energy risk management activities	4,713	635
Allowance for equity funds used during construction	(257)	(4,350)
Regulatory assets deferrals	(22,452)	(19,846)
Regulatory assets amortization	21,280	32,346
Accrued pension and other postretirement benefit costs	10,260	7,480
Cost of removal	(5,344)	(7,098)
Changes in current assets and current liabilities:
Restricted deposits	(5,918)	(551)
Accounts and notes receivable	7,118	28,201
Fuel, emission allowances, and supplies	3,863	2,702
Prepayments	(32)	(406)
Accounts payable	(41,508)	(136,320)
Accrued taxes and interest	(2,679)	491
Other assets	177	(2,353)
Other liabilities	4,080	(1,755)

Net cash provided by operating activities	178,495	35,955

Financing Activities
Change in short-term debt, including net affiliate notes	30,337	63,523
Issuance of long-term debt	—	35,000
Redemption of long-term debt	—	(27,896)
Contribution from parent	—	100,000
Dividends on preferred stock	(1,293)	(1,293)
Dividends on common stock	(57,870)	(48,340)

Net cash provided by (used in) financing activities	(28,826)	120,994

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(140,606)	(156,984)
Withdrawal of restricted cash held on deposit	10,413	—
Other investments	(1,346)	(1,066)

Net cash used in investing activities	(131,539)	(158,050)

Net increase (decrease) in cash and cash equivalents	18,130	(1,101)

Cash and cash equivalents at beginning of period	6,565	2,007

Cash and cash equivalents at end of period	$24,695	$906

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$43,894	$20,465
Income taxes	$19,502	$55,919

Non-cash financing and investing activities:
Issuance of promissory notes to affiliated company for acquisition of assets	$—	$375,969

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

THE UNION LIGHT, HEAT

AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME

	Quarter Ended June 30		Year to Date June 30
	2004	2003	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$56,732	$51,096	$112,947	$106,025
Gas	15,985	14,383	74,124	63,767
Total Operating Revenues	72,717	65,479	187,071	169,792

Operating Expenses
Electricity purchased from parent company for resale	39,854	37,136	79,307	76,259
Gas purchased	7,481	9,450	48,314	40,950
Operation and maintenance	13,795	13,794	27,555	26,379
Depreciation	5,027	4,583	9,952	9,028
Taxes other than income taxes	1,239	1,121	2,677	2,282
Total Operating Expenses	67,396	66,084	167,805	154,898

Operating Income (Loss)	5,321	(605)	19,266	14,894

Miscellaneous Income – Net	242	901	741	2,380
Interest Expense	1,270	1,470	2,497	2,972

Income (Loss) Before Taxes	4,293	(1,174)	17,510	14,302

Income Taxes	1,202	(679)	6,531	5,391

Net Income (Loss)	$3,091	$(495)	$10,979	$8,911

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

ASSETS

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$6,994	$1,899
Notes receivable from affiliated companies	9,141	17,906
Accounts receivable less accumulated provision for doubtful accounts of $286 at June 30, 2004, and $192 at December 31, 2003	1,329	2,458
Accounts receivable from affiliated companies	167	4,407
Fuel and supplies	7,794	7,936
Prepayments and other	—	279
Total Current Assets	25,425	34,885

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	281,475	273,895
Gas	245,423	239,670
Common	53,552	53,297
Total Utility Plant In Service	580,450	566,862
Construction work in progress	7,583	6,165
Total Utility Plant	588,033	573,027
Accumulated depreciation	183,275	176,368
Net Property, Plant, and Equipment	404,758	396,659

Other Assets
Regulatory assets	13,072	13,224
Other	776	3,903
Total Other Assets	13,848	17,127

Total Assets	$444,031	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	June 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$4,441	$13,431
Accounts payable to affiliated companies	20,914	21,131
Accrued taxes	8,487	298
Accrued interest	1,314	1,230
Notes payable to affiliated companies (Note 4)	29,098	45,233
Other	6,623	6,815
Total Current Liabilities	70,877	88,138

Non-Current Liabilities
Long-term debt	54,701	54,685
Deferred income taxes	56,009	55,488
Unamortized investment tax credits	2,751	2,879
Accrued pension and other postretirement benefit costs	17,709	16,953
Accrued cost of removal	28,500	27,443
Other	13,149	13,729
Total Non-Current Liabilities	172,819	171,177

Commitments and Contingencies (Note 6)

Total Liabilities	243,696	259,315

Common Stock Equity
Common stock – $15.00 par value; authorized shares – 1,000,000; outstanding shares – 585,333 at June 30, 2004, and December 31, 2003	8,780	8,780
Paid-in capital	23,541	23,541
Retained earnings	168,503	157,524
Accumulated other comprehensive income (loss)	(489)	(489)
Total Common Stock Equity	200,335	189,356

Total Liabilities and Shareholder’s Equity	$444,031	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$10,979	$8,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,952	9,028
Deferred income taxes and investment tax credits – net	393	4,737
Allowance for equity funds used during construction	9	(287)
Regulatory assets deferrals	(555)	(197)
Regulatory assets amortization	617	209
Accrued pension and other postretirement benefit costs	756	593
Deferred costs under gas cost recovery mechanism	2,925	(8,375)
Cost of removal	(852)	—
Changes in current assets and current liabilities:
Accounts and notes receivable	14,134	8,374
Fuel and supplies	142	1,549
Prepayments	279	(242)
Accounts payable	(9,207)	(7,645)
Accrued taxes and interest	8,273	(598)
Other assets	301	598
Other liabilities	(769)	(630)

Net cash provided by operating activities	37,377	16,025

Financing Activities
Change in short-term debt, including net affiliate notes	(16,135)	6,876
Dividends on common stock	—	(6,305)

Net cash provided by (used in) financing activities	(16,135)	571

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(16,147)	(16,587)

Net cash used in investing activities	(16,147)	(16,587)

Net increase in cash and cash equivalents	5,095	9

Cash and cash equivalents at beginning of period	1,899	3,926

Cash and cash equivalents at end of period	$6,994	$3,935

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$2,295	$1,437
Income taxes	$4	$3,001

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

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles.  Actual results could differ, as these estimates and assumptions involve judgment.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of June 30, 2004 and 2003, were as follows:

	2004	2003
	(in millions)

Cinergy	$135	$123
CG&E and subsidiaries	70	64
PSI	65	59
ULH&P	12	10

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

(c)                                  Accounting Changes

(i)           Consolidation of Variable Interest Entities (VIE)

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have voting rights, do not absorb first dollar losses, or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003, for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003, for traditional SPEs and to March 31, 2004, for all other entities subject to the scope of Interpretation 46.  We elected to implement Interpretation 46 for traditional SPEs in accordance with the original implementation date of July 1, 2003, and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, did not have a material impact on our financial position or results of operations.

Cinergy also holds interests in several joint ventures that are considered VIEs which do not require consolidation.  If all these entities were consolidated, their total assets and liabilities would be immaterial to our Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.     Common Stock

As discussed in the 2003 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the six months ended June 30, 2004, Cinergy issued approximately 2.0 million shares under these plans.

3.     Long-term Debt

In February 2004, CG&E repaid at maturity $110 million of its 6.45% First Mortgage Bonds.

In April 2004, Cinergy Corp. repaid at maturity $200 million of its 6.125% Debentures.

4.     Notes Payable and Other Short-term Obligations

In April 2004, Cinergy Corp. successfully placed two senior unsecured revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, comprised of a $500 million 364-day facility and a $1 billion three-year facility.  These facilities replaced two facilities that were scheduled to expire in April and May of 2004, respectively.

At June 30, 2004, Cinergy Corp. had approximately $1.2 billion remaining unused and available capacity relating to its $1.5 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2005
Direct borrowing		$	$—	$
Commercial paper support			267

Total 364-day facility		500	267	233

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			—
Letter of credit support			4

Total three-year facility		1,000	4	996

Total Credit Facilities		$1,500	$271	$1,229

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies.

	June 30, 2004		December 31, 2003
	Established Lines	Outstanding	Established Lines	Outstanding
	(in millions)
Cinergy
Cinergy Corp.
Revolving lines	$1,500	$—	$1,000	$—
Uncommitted lines(1)	40	—	40	—
Commercial paper(2)		267		146

Utility operating companies
Uncommitted lines(1)	75	—	75	—
Pollution control notes		193		193

Non-regulated subsidiaries
Revolving lines	18	9	19	10
Short-term debt		2		2
Pollution control notes(3)		25		—

Cinergy Total		$496		$351

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15	$—
Pollution control notes		112		112
Money pool		127		49

CG&E Total		$239		$161

PSI
Uncommitted lines(1)	$60	$—	$60	$—
Pollution control notes		81		81
Money pool		219		188

PSI Total		$300		$269

ULH&P
Money pool		$29		$45

ULH&P Total		$29		$45

(1)	These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.

(2)	The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines of credit.

(3)

In May 2004, Cinergy, through a subsidiary, borrowed the proceeds from the issuance by the Gulf Coast Industrial Development Authority of $25 million principal amount of its Gulf Coast Industrial Development Exempt Facilities Industrial Revenue Bonds Series 2004, due April 1, 2039. These bonds bear interest in a weekly interest rate mode. Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

5.     Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of June 30, 2004, approximately 92 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s or Moody’s Investors Service is used; otherwise, Cinergy’s internal rating of the counterparty is used.  The remaining eight percent represents $53 million with counterparties rated non-investment grade.

As of June 30, 2004, CG&E had a concentration of trading credit exposure of approximately $13 million with one counterparty accounting for greater than 10 percent of CG&E’s total trading credit exposure.  This counterparty is rated investment grade.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

6.              Commitments and Contingencies

(a)                                  Environmental

(i)                                  Ozone Transport Rulemakings

In October 1998, the United States Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the Nitrogen Oxide (NOX) State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states.  The EPA’s final rule, which applies to 22 states in the eastern United States including the three states in which our electric utilities operate, required states to develop rules to reduce NOX emissions from utility and industrial sources.  In a related matter, in response to petitions filed by several states alleging air quality impacts from upwind sources located in other states, the EPA issued a rule pursuant to Section 126 of the Clean Air Act (CAA) that required reductions similar to those required under the NOX SIP Call.  Various states and industry groups challenged the final rules in the Court of Appeals for the District of Columbia Circuit, but the court upheld the key provisions of the rules.

The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the final NOX SIP Call, which includes Indiana, Kentucky, and Ohio.  All three states have adopted a cap and trade program as the mechanism to achieve the required reductions.  In September 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control and other equipment to reduce NOX emissions.  We have installed selective catalytic reduction units and other pollution controls and implemented certain combustion improvements at various generating stations to meet the May 2004 compliance deadline under the NOX SIP Call.  Cinergy will also utilize the NOX emission allowance market to buy or sell NOX emission allowances as appropriate.  We currently estimate that we will incur costs of approximately $60 million in addition to $735 million already incurred to comply with this program.

(ii)                              Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards.  Depending on the EPA’s final disposition of the pending petition, Cinergy’s generating stations could become subject to requirements for additional sulfur dioxide and NOX emissions reductions.  It is unclear at this time whether any additional reductions would be necessary beyond those required under the CAA.

(iii)                          Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana (District Court) against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged

NOTES TO CONDENSED FINANCIAL STATEMENTS

violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Generating Station, and PSI’s Cayuga Generating Station, Gallagher Generating Station (Gallagher Station), Wabash River Generating Station, and Gibson Generating Station, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  In May 2004, the City of Louisville, Kentucky filed a motion to intervene in the case with respect to all claims made by the United States against PSI and Cinergy regarding the Gallagher Station.  The court denied Louisville’s motion in June 2004.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in August 2005.

In March 2000, the United States also filed in the District Court an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the District Court in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In July 2004, the Sierra Club sent Cinergy a notice of intent to sue for alleged violations of the CAA at this same generating station.

It is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to defend against the allegations, discussed above, vigorously in court.

(iv)                            Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy and American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at

NOTES TO CONDENSED FINANCIAL STATEMENTS

least a decade.  Cinergy intends to defend this lawsuit vigorously in court; however, we are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

(v)                                Manufactured Gas Plant (MGP) Sites

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

The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites for which PSI has primary responsibility.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court has remanded the case to the trial court.  The court has set the case for trial commencing in January 2005.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, we will assess whether the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E and ULH&P have performed site assessments on certain of their sites where we believe MGP activities have occurred at some point in the past and have found no imminent risk to the environment.  At the present time, CG&E and ULH&P cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(vi)                            Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 85 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI received an adverse ruling in an initial appeal of that verdict, but the Indiana Supreme Court accepted the transfer of the case, and heard oral argument in June 2004.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

(b)                                  Regulatory

(i)                                  PSI Retail Electric Rate Case

In December 2002, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) seeking approval of an increase in base retail electric rates and approval of certain rate recovery mechanisms.  In May 2004, the IURC issued an order in this case.  When combined with revenue increases attributable to PSI’s environmental construction-work-in-progress tracking mechanism, the order results in an approximate $140 million increase in annual revenues.  PSI’s original request for an approximate $180 million annual revenue increase was reduced by approximately $20 million for a lower return on equity, approximately $15 million related to profits from off-system sales (subject to future adjustment through a tracking mechanism and a 50/50 sharing agreement), and approximately $5 million of additional items.  The order authorizes full recovery of all requested regulatory assets and an overall 7.3 percent return, including a 10.5 percent return on equity.  In addition, the IURC’s order provides PSI the continuation of a purchased power tracker and the establishment of new trackers for future NOX emission allowance costs and certain costs related to the Midwest Independent System Operator, Inc.

(ii)                              CG&E Rate Filings

As discussed in more detail in the 2003 10-K, CG&E made multiple rate filings in 2003 with the Public Utilities Commission of Ohio (PUCO) seeking to establish market-based rates for generation service at the end of the market development period and to recover investments made in the transmission and distribution system.  In December 2003, these filings, and CG&E’s proposal for establishing its post-market development period market pricing methodology, were consolidated for hearing before the PUCO.  In addition, the PUCO requested that CG&E propose a rate stabilization

NOTES TO CONDENSED FINANCIAL STATEMENTS

plan in these same proceedings.  In January 2004, CG&E filed its proposed rate stabilization plan.  In May 2004, CG&E entered into a settlement agreement with most of the parties to these proceedings requesting that the PUCO approve a modified version of the rate stabilization plan.

The major features of the modified plan are as follows (some of these features revise provisions of the CG&E transition plan discussed more fully in the 2003 10-K):

•                  CG&E would begin to collect a Provider of Last Resort (POLR) charge from non-residential customers effective January 1, 2005, and from residential customers effective January 1, 2006.  The POLR charge, which consists of a fixed and variable component, is intended to provide cost recovery primarily for increased capacity reserves, environmental compliance and emission allowance expenditures.  The fixed component, which is 15 percent of current generation rates, is not charged to the first 25 percent of customers in each customer class who switch to an alternative supplier.  The variable component, which is charged to all customers, could be increased by up to eight percent of CG&E’s generation rate each year from 2005 through 2008.  If the settlement is approved, revenues are expected to increase approximately $40 million in 2005 and $98 million in 2006 for the POLR charge;

•                  Customers receiving generation from CG&E would be charged CG&E’s existing generation rates, less the 15 percent recovered through the POLR charge discussed above.  A fuel cost recovery mechanism would be established to recover costs for fuel that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates would apply to non-residential customers beginning January 1, 2005 and to residential customers beginning January 1, 2006;

•                  The five percent generation rate reduction for residential customers currently in effect through 2005 would be extended to 2008;

•                  The recovery of the residential regulatory transition charge currently in effect through 2008 would be extended to 2010;

•                  Transmission cost recovery mechanisms would be established beginning January 1, 2005 for non-residential customers and January 1, 2006 for residential customers;

•                  CG&E would have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 (we currently estimate that approximately $70 million would be deferred during this period) with recovery to be provided through riders beginning January 1, 2006 through December 31, 2010.

Evidentiary hearings addressing the issues described above took place during May and June 2004.  We cannot predict the outcome of these proceedings.

CG&E has also filed an application for an annual increase of approximately $78 million in electric distribution base rates, to be effective in the first quarter of 2005 for non-residential customers and January 1, 2006 for residential customers.  The rate stabilization plan settlement agreement described above provides for CG&E to withdraw this base rate case upon approval of the rate stabilization plan.  CG&E can then file a new distribution base rate case, with rates to become effective January 1, 2006.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(iii)                          ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the Kentucky Public Service Commission (KPSC) requesting, among other things, deferral of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The costs would be recovered through a tracking mechanism for an initial three year period, with the possibility of renewal up to ten years.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  Through June 30, 2004, ULH&P has recovered approximately $3.2 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

(iv)                            Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has an estimated 190,000 SHA risers on its distribution system, of which 155,000 are in CG&E’s service area and 31,000 are in ULH&P’s service area.  Further investigation to determine whether any additional SHA risers will need maintenance or replacement is ongoing.  If CG&E and ULH&P determine that replacement of all SHA risers is appropriate, we currently estimate that the replacement cost could be approximately $70 million for CG&E, which includes approximately $10 million for ULH&P.  CG&E and ULH&P would pursue recovery of this cost through rates.  At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

(c)                                  Other

(i)                                  Gas Customer Choice

In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative.  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to The Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.  Subsequently, these class action suits were amended and consolidated into one suit (Class-action).  In October 2001, Cinergy, CG&E, and Investments initiated litigation against The Energy Cooperative requesting indemnification by The Energy Cooperative for the claims asserted by former customers in the Class-action litigation (Cinergy lawsuit).

In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by Energy Cooperative and Resources (Energy Cooperative lawsuit).  This lawsuit concerned any obligations or liabilities Investments may have had to The Energy Cooperative following its sale of Resources.  All three matters were settled in the second quarter of 2004.  In the Energy Cooperative

NOTES TO CONDENSED FINANCIAL STATEMENTS

lawsuit, The Energy Cooperative agreed to indemnify Cinergy, CG&E and Investments for the claims asserted by the former residential customers in the Class-action litigation.  In exchange, Cinergy has agreed to settle claims that it brought in the Cinergy lawsuit.  The settlement is pending final court approval.  None of these settlements are material to Cinergy’s financial position or results of operations.

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

(iii)                          Patents

Ronald A. Katz Technology Licensing, L.P. (RAKTL) has offered us a license to a portfolio of patents claiming that the patents may be infringed by certain products and services utilized by us.  The patents purportedly relate to various aspects of telephone call processing in Cinergy call centers.  As of this date, no legal proceedings have been instituted against us, but if the RAKTL patents are valid, enforceable, and apply to our business, we could be required to seek a license from RAKTL or

NOTES TO CONDENSED FINANCIAL STATEMENTS

to discontinue certain activities.  Based on the information we have at this time, we do not believe resolution of this matter will have a material impact on our financial position or results of operations.

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

Cinergy has guaranteed the payment of $22 million as of June 30, 2004, for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by certain directors, officers, and key employees.  The guarantees do not have a set termination date; however, the borrowings associated with the majority of the guarantees are due in the first quarter of 2005.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operations and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential liability to be $76 million under these guarantees as of June 30, 2004.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential liability is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred.  Cinergy has estimated the maximum potential liability, where estimable, to be $115 million under these

NOTES TO CONDENSED FINANCIAL STATEMENTS

indemnification provisions.  The termination period for the majority of matters provided by indemnification provisions in purchase and sale agreements generally ranges from 2004 to 2009.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

7.              Pension and Other Postretirement Benefits

As discussed in the 2003 10-K, Cinergy Corp. sponsors both pension and other postretirement benefits plans.  Our qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.  In addition, we sponsor non-qualified pension plans (plans that do not meet the criteria for tax benefits) that cover officers, certain other key employees, and non-employee directors.  We provide certain health care and life insurance benefits to retired United States employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Our benefit plans’ costs for the quarter and year to date ended June 30, 2004 and 2003, included the following components:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits

Quarter Ended June 30	2004	2003	2004	2003	2004	2003
	(in millions)

Service cost	$8.8	$7.8	$1.2	$0.8	$1.2	$1.0
Interest cost	22.1	21.5	1.7	1.6	5.4	5.6
Expected return on plans’ assets	(20.1)	(20.2)	—	—	—	—
Amortization of transition (asset) obligation	(0.1)	(0.2)	—	—	0.1	0.9
Amortization of prior service cost	1.1	1.2	0.5	0.3	—	—
Recognized actuarial (gain) loss	0.5	—	0.7	0.5	1.9	1.3
Voluntary early retirement costs (Statement 88)(1)	—	2.1	—	—	—	—
Net periodic benefit cost	$12.3	$12.2	$4.1	$3.2	$8.6	$8.8

Year to Date June 30

Service cost	$17.6	$15.6	$2.4	$1.6	$2.6	$2.0
Interest cost	44.2	43.0	3.4	3.2	11.4	11.2
Expected return on plans’ assets	(40.2)	(40.4)	—	—	—	—
Amortization of transition (asset) obligation	(0.2)	(0.4)	—	—	0.9	1.7
Amortization of prior service cost	2.2	2.4	1.0	0.6	—	—
Recognized actuarial (gain) loss	1.0	—	1.4	1.0	4.0	2.6
Voluntary early retirement costs (Statement 88)(1)	—	4.2	—	—	—	—
Net periodic benefit cost	$24.6	$24.4	$8.2	$6.4	$18.9	$17.5

(1)	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88).

The net periodic benefit cost by registrant for the quarter and year to date ended June 30, 2004 and 2003, was as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits

Quarter Ended June 30	2004	2003	2004	2003	2004	2003
	(in millions)

Cinergy(1)	$12.3	$12.2	$4.1	$3.2	$8.6	$8.8
CG&E and subsidiaries	3.7	2.4	0.2	0.2	2.0	2.3
PSI	3.2	2.9	0.2	0.2	4.7	4.4
ULH&P	0.4	0.3	—	—	0.2	0.2

Year to Date June 30

Cinergy(1)	$24.6	$24.4	$8.2	$6.4	$18.9	$17.5
CG&E and subsidiaries	7.4	4.8	0.4	0.4	4.6	4.6
PSI	6.4	5.8	0.4	0.4	10.0	8.8
ULH&P	0.8	0.6	—	—	0.4	0.4

(1)	The results of Cinergy also include amounts related to non-registrants.

NOTES TO CONDENSED FINANCIAL STATEMENTS

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduced a prescription drug benefit to retirees as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is actuarially equivalent to the benefit provided by Medicare.  We believe that our coverage for prescription drugs is at least actuarially equivalent to the benefits provided by Medicare for most current retirees because our benefits for that group substantially exceed the benefits provided by Medicare, thereby allowing us to qualify for the subsidy.  We have accounted for the subsidy as a reduction of our accumulated postretirement benefit obligation (APBO).  The APBO was reduced by approximately $17 million and will be amortized as an actuarial gain over future periods, thus reducing future benefit costs.  The impact on 2004 net periodic benefit cost is not material.  Our accounting treatment for the subsidy is consistent with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

8.              Investment Activity

(a)                                  Investment Impairment

Cinergy holds a portfolio of direct and indirect investments in energy technology companies in the Power Technology and Infrastructure Services (Power Technology and Infrastructure) Business Unit (discussed in Note 9).  During 2004, Cinergy recognized approximately $34 million in impairment charges associated with this portfolio.  The majority of these charges relate to a company in which Cinergy holds a non-controlling interest, that agreed to sell its major assets.  This company is involved in the development and sale of outage management software.  Based on the terms of the transaction, Cinergy concluded that this cost method investment was other-than-temporarily impaired.  These impairment charges are included in Miscellaneous Income (Expense) — Net in Cinergy’s Condensed Consolidated Statements of Income.

(b)                                  Subsequent Event

Power Technology and Infrastructure holds an investment in a company that develops, owns and operates wireless communication towers.  In July 2004, this company agreed to sell the majority of its assets.  We anticipate recording earnings of approximately $20 million relating to this sale in the fourth quarter of 2004.  These earnings will be reflected in Equity in Earnings of Unconsolidated Subsidiaries in Cinergy’s Condensed Consolidated Statements of Income.

9.              Financial Information by Business Segment

As discussed in the 2003 10-K, we conduct operations through our subsidiaries, and manage through the following three reportable segments:

•                  Commercial Business Unit (Commercial);

•                  Regulated Businesses Business Unit (Regulated Businesses); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

The following section describes the activities of our business units as of June 30, 2004.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Commercial manages wholesale generation and energy marketing and trading of energy commodities.  Additionally, Commercial operates and maintains our electric generating plants including some of our jointly-owned plants.  Commercial is also responsible for all of our international operations, performs energy risk management activities, and provides customized energy solutions.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

Financial results by business unit for the quarters ended June 30, 2004, and June 30, 2003, are as indicated below.

Business Units
	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	Reconciling Eliminations (1)	Consolidated
	(in thousands)

Quarter ended June 30, 2004

Operating revenues -
External customers	$390,396	$663,339	$2	$1,053,737	$—	$1,053,737
Intersegment revenues	39,854	—	—	39,854	(39,854)	—

Gross margins -
Electric	187,366	411,181	—	598,547	—	598,547	(3)
Gas	16,558	44,104	—	60,662	—	60,662	(4)

Segment profit (loss)(2)	29,380	35,788	(6,664)	58,504	—	58,504

Quarter ended June 30, 2003

Operating revenues -
External customers	$350,198	$583,723	$2	$933,923	$—	$933,923
Intersegment revenues	37,156	—	—	37,156	(37,156)	—

Gross margins -
Electric	175,473	353,315	—	528,788	—	528,788	(3)
Gas	24,889	36,724	—	61,613	—	61,613	(4)

Discontinued operations, net of tax	9,045	—	—	9,045	—	9,045

Segment profit (loss)(2)	64,332	26,105	(5,784)	84,653	—	84,653

(1)			The Reconciling Eliminations category eliminates the intersegment revenues of Commercial.
(2)			Management utilizes segment profit (loss), after taxes, to evaluate segment performance.
(3)			Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(4)			Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Financial results by business unit for year to date June 30, 2004 and June 30, 2003, are as indicated below.

Business Units
	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)

Year to Date June 30, 2004

Operating revenues -
External customers	$796,103	$1,546,288	$4	$2,342,395	$—	$2,342,395
Intersegment revenues	79,307	—	—	79,307	(79,307)	—

Gross margins -
Electric	368,746	821,015	—	1,189,761	—	1,189,761	(3)
Gas	39,692	148,300	—	187,992	—	187,992	(4)

Segment profit (loss)(2)	75,472	115,293	(29,246)	161,519	—	161,519

Year to Date June 30, 2003

Operating revenues -
External customers	$783,839	$1,418,038	$3	$2,201,880	$—	$2,201,880
Intersegment revenues	76,279	—	—	76,279	(76,279)	—

Gross margins -
Electric	349,680	732,301	—	1,081,981	—	1,081,981	(3)
Gas	84,917	139,614	—	224,531	—	224,531	(4)

Discontinued operations, net of tax	8,875	—	—	8,875	—	8,875
Cumulative effect of changes in accounting principle, net of tax	26,462	—	—	26,462	—	26,462

Segment profit (loss)(2)	161,437	100,174	(10,873)	250,738	—	250,738

(1)	The Reconciling Eliminations category eliminates the intersegment revenues of Commercial.
(2)	Management utilizes segment profit (loss), after taxes, to evaluate segment performance.
(3)	Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(4)	Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Total segment assets at June 30, 2004, and December 31, 2003, were as follows:

Business Units
	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	All Other (1)	Consolidated
	(in thousands)

Segment assets from continuing operations	$5,262,749	$8,529,017	$145,418	$13,937,184	$53,585	$13,990,769
Segment assets from discontinued operations	—	—	—	—	—	—
Total segment assets at June 30, 2004	$5,262,749	$8,529,017	$145,418	$13,937,184	$53,585	$13,990,769

Segment assets from continuing operations	$5,360,886	$8,515,478	$175,619	$14,051,983	$62,722	$14,114,705
Segment assets from discontinued operations	4,501	—	—	4,501	—	4,501
Total segment assets at December 31, 2003	$5,365,387	$8,515,478	$175,619	$14,056,484	$62,722	$14,119,206

(1)	The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

NOTES TO CONDENSED FINANCIAL STATEMENTS

10.       Earnings Per Common Share (EPS)

A reconciliation of EPS – basic to EPS – assuming dilution is presented below for the quarters ended June 30, 2004 and 2003:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended June 30, 2004
EPS – basic:
Net Income	$58,504	180,236	$0.33

Effect of dilutive securities:
Common stock options		574
Directors’ compensation plans		155
Contingently issuable common stock		471
Stock purchase contracts		841

EPS - assuming dilution:
Net income plus assumed conversions	$58,504	182,277	$0.32

Quarter Ended June 30, 2003
EPS – basic:
Income before discontinued operations and cumulative effect of changes in accounting principles	$75,608		$0.42
Discontinued operations, net of tax	9,045		0.05
Net Income	$84,653	176,645	$0.47

Effect of dilutive securities:
Common stock options		866
Employee stock purchase and savings plan		18
Directors’ compensation plans		145
Contingently issuable common stock		824
Stock purchase contracts		415

EPS - assuming dilution:
Net income plus assumed conversions	$84,653	178,913	$0.47

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise price of these options plus unrecognized compensation expense is greater than the average market price of a common share during the period multiplied by the number of options outstanding at the end of the period because they are anti-dilutive.  Approximately 1.2 million and 1.5 million shares were excluded from the EPS - assuming dilution calculation for the quarters ended June 30, 2004 and 2003, respectively.

Also excluded from the EPS - assuming dilution calculation for the quarters ended June 30, 2004 and 2003, are up to 10.0 million and 10.4 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

NOTES TO CONDENSED FINANCIAL STATEMENTS

A reconciliation of EPS – basic to EPS – assuming dilution is presented below for the year to date June 30, 2004 and 2003:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Year to Date June 30, 2004
EPS – basic:
Net Income	$161,519	179,749	$0.90

Effect of dilutive securities:
Common stock options		702
Directors’ compensation plans		155
Contingently issuable common stock		523
Stock purchase contracts		977

EPS - assuming dilution:
Net income plus assumed conversions	$161,519	182,106	$0.89

Year to Date June 30, 2003
EPS – basic:
Income before discontinued operations and cumulative effect of changes in accounting principles	$215,401		$1.23
Discontinued operations, net of tax	8,875		0.05
Cumulative effect of changes in accounting principles, net of tax	26,462		0.15
Net Income	$250,738	175,025	$1.43

Effect of dilutive securities:
Common stock options		791
Employee stock purchase and savings plan		9
Directors’ compensation plans		145
Contingently issuable common stock		770

EPS - assuming dilution:
Net income plus assumed conversions	$250,738	176,740	$1.42

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise price of these options plus unrecognized compensation expense is greater than the average market price of a common share during the period multiplied by the number of options outstanding at the end of the period because they are anti-dilutive.  Approximately 1.2 million and 2.1 million shares were excluded from the EPS - assuming dilution calculation for the year to date June 30, 2004 and 2003, respectively.

Also excluded from the EPS - assuming dilution calculation for the year to date June 30, 2004 and 2003, are up to 9.9 million and 10.8 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

11.       Transfer of Generating Assets

In December 2002, the IURC approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Staff authorizing PSI’s purchases of the Henry County, Indiana and Butler County, Ohio, gas-fired peaking plants from two non-regulated affiliates.  In

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 2003, the Federal Energy Regulatory Commission (FERC) issued an order under Section 203 of the Federal Power Act authorizing PSI’s acquisitions of the plants, which occurred on February 5, 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  In June 2004, the FERC conducted a technical conference concerning, among other things, PSI’s purchase of the Henry and Butler County plants.  At this time, the rehearing request is still pending before the FERC, and PSI cannot predict the outcome of this matter.

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

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.  Examples can be found in Note 6 of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements”.

We undertake no obligation to update the information contained herein.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.  In addition, when discussing Cinergy’s financial information, it necessarily includes the results of The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), The Union Light, Heat and Power Company (ULH&P), and all of Cinergy’s other consolidated subsidiaries.  When discussing CG&E’s financial information, it necessarily includes the results of ULH&P and all of CG&E’s other consolidated subsidiaries.

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

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service primarily in the southwestern portion of Ohio and, through ULH&P, in nearby areas of Kentucky.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, ULH&P, is a Kentucky corporation organized in 1901, that provides electric and gas service in northern Kentucky.  CG&E’s other subsidiaries are insignificant to its results of operations.

PSI, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

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

LIQUIDITY AND CAPITAL RESOURCES

Environmental Issues

In December 2003, the United States Environmental Protection Agency (EPA) proposed the Clean Air Interstate Rule (CAIR), formerly the Interstate Air Quality Rule, that would require states to revise their State Implementation Plans to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide (SO2) and nitrogen oxide (NOX), affecting approximately 30 states, including Ohio, Indiana, and Kentucky, and would require SO2 and NOX emissions to be cut approximately 70 percent and 65 percent, respectively, by 2015.  The EPA is expected to issue final rules by December 2004.

In December 2003, the EPA also issued draft regulations regarding required reductions in mercury emissions from coal-fired power plants.  The draft regulations include two possible alternatives to address emissions reductions.  One alternative would include a cap and trade approach to mercury.  The other would be a source specific reduction in emissions, without a cap and trade approach.  The cap and trade approach would provide a longer compliance horizon and provide more flexible compliance options for coal-fired generators.  The cap and trade approach would require a reduction of approximately 30 percent by 2010 and 70 percent by 2018.  The source specific reduction approach would require a reduction of approximately 30 percent by 2008.

Over the 2004-2008 time period, estimated capital costs associated with reducing mercury, SO2, and NOX in compliance with the currently proposed CAIR and mercury rule are not expected to exceed approximately $1.65 billion if the EPA approves the mercury cap and trade approach and approximately $2.15 billion if the EPA approves the source specific reduction approach without a cap and trade.  Approximately 55 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  Recovery of depreciation and financing costs for CG&E’s generating units from 2005-2008 is being pursued through the settlement agreement of the CG&E rate stabilization plan.  The settlement agreement allows CG&E to collect a Provider of Last Resort (POLR) charge from customers to cover increased environmental costs, capacity reserves, and emission allowance expenditures.  Further details about the settlement agreement are discussed in Note 6(b)(ii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements”.

The mercury cap and trade approach would provide Cinergy with more flexible compliance options, including the purchase of allowances in lieu of further capital expenditure in these investments.  The above estimates include estimated costs to comply at plants that we own but do not operate (which includes 14 percent and 34 percent of Cinergy’s and CG&E’s megawatt hour (MWh) capacity, respectively).  These costs may change when taking into consideration compliance plans of co-owners

MD&A - LIQUIDITY AND CAPITAL RESOURCES

or operators involved.  Additionally, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Costs associated with mercury reduction may be different than those predicted, depending on the type of program the EPA finalizes and the stringency and timing of the ultimate requirements.

In May 2004, the EPA issued proposed revisions to its regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA is currently considering whether SO2 and NOX reductions under the CAIR regulation will also satisfy the reduction requirements under the regional haze rule.  However, the regional haze rule, when finalized, could potentially require significant additional SO2 and NOX reductions necessitating the installation of pollution controls for certain generating units at Cinergy’s power plants.  It is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations in light of the EPA’s ongoing rulemaking efforts and the fact that the states have yet to announce how they will implement the rule, when finalized.

In April 2004, the EPA made final state non-attainment area designations to implement the revised ozone standard.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard.  The EPA is also under a court ordered deadline to make final non-attainment area designations for the new fine particulate standard by December 15, 2004.  Several counties in which we operate are likely to be designated as non-attainment for the fine particulate standard.  Those counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance.  Although the EPA has attempted to structure the CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, Cinergy cannot predict the effect of current or future non-attainment designations at this time.

Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy and American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend this lawsuit vigorously in court; however, we are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

Notice of Intent to Sue at Zimmer Generating Station (Zimmer Station)

In July 2004, Cinergy received a notice of intent to sue under the Clean Air Act (CAA) from attorneys representing citizens of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, which notice is required as a predicate to a citizen’s enforcement suit under the CAA.  The letter alleges that emissions from Zimmer Station violate the CAA and the Ohio State Implementation Plan (SIP) and are causing a public nuisance.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.

Selective Catalytic Reduction Units (SCR) at Gibson Generating Station (Gibson Station)

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern over an acid aerosol mist haze sometimes occurring in areas near the plant.  Portions of the plume from those units’ stacks sometimes appeared to break apart and descend to ground level.  As a result, we are developing a protocol working with the City of Mt. Carmel, Illinois; Illinois EPA; Indiana Department of Environmental Management; United States EPA; and the State of Illinois; regarding the use of the SCRs while we explore alternatives to address this issue.  We would seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  Given existing recovery mechanisms, we do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

Other Investing Activities

Our ability to invest in growth initiatives is limited by certain legal and regulatory requirements, including PUHCA.  The PUHCA limits the types of non-utility businesses in which Cinergy and other registered holding companies under PUHCA can invest as well as the amount of capital that can be invested in permissible non-utility businesses.  Also, the timing and amount of investments in the non-utility businesses is dependent on the development and favorable evaluations of opportunities.  Under the PUHCA restrictions, we are allowed to invest or commit to invest in certain non-utility businesses, including:

•                  Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO)

An EWG is an entity, certified by the Federal Energy Regulatory Commission (FERC), devoted exclusively to owning and/or operating, and selling power from one or more electric generating facilities.  An EWG whose generating facilities are located in the United States is limited to making only wholesale sales of electricity.  An entity claiming status as an EWG must provide notification thereof to the SEC under PUHCA.

A FUCO is a company all of whose utility assets and operations are located outside the United States and which are used for the generation, transmission, or distribution of electric energy for sale at retail or wholesale, or the distribution of gas at retail.  A FUCO may not derive any income, directly or indirectly, from the generation, transmission, or distribution of electric energy for sale or the distribution of gas at retail within the United

MD&A - LIQUIDITY AND CAPITAL RESOURCES

States.  An entity claiming status as a FUCO must provide notification thereof to the SEC under PUHCA.

Cinergy has been granted SEC authority under PUHCA to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of June 30, 2004, we had invested or committed to invest approximately $0.8 billion in EWGs and FUCOs, leaving available investment capacity under the order of approximately $2.7 billion.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At June 30, 2004, we had invested and/or guaranteed approximately $1.0 billion of the $1.3 billion available.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the United States, Canada, and Mexico.  Energy-Related Assets include natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but would exclude any assets, facilities, or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of June 30, 2004, we did not have any investments in these Energy-Related Assets.

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

MD&A - LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had invested approximately $29 million in Infrastructure Services companies.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of June 30, 2004, we had $852 million outstanding under the guarantees issued, of which approximately 93 percent represents guarantees of obligations reflected on Cinergy’s Condensed Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 6(c)(iv) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our June 30, 2004 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $116 million in collateral related to its gas and power trading operations, of which $65 million is related to CG&E.

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

MD&A - LIQUIDITY AND CAPITAL RESOURCES

	Short-term Regulatory Authority June 30, 2004
	(in millions)

	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$267
CG&E and subsidiaries	671		127
PSI	600		219
ULH&P	65		29

(1)

Cinergy Corp., under the PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, to $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

For the purposes of quantifying regulatory authority, short-term debt includes revolving credit borrowings, uncommitted credit line borrowings, intercompany money pool obligations, and commercial paper.

Cinergy Corp.’s short-term borrowings consists primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $1.5 billion revolving credit facilities and $800 million commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of outstanding short-term borrowings for Cinergy, CG&E, PSI, and ULH&P, including variable rate pollution control notes:

	Short-term Borrowings June 30, 2004

	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,500	$—	$1,500	$271	$1,229
Uncommitted lines(1)	40	—	40
Commercial paper(2)		267	533

Utility operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		193

Non-regulated subsidiaries
Revolving lines	18	9	9		9
Short-term debt		2
Pollution control notes(4)		25

Cinergy Total		$496			$1,238

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		127

CG&E Total		$239

PSI
Uncommitted lines(1)	$60	$—	$60
Pollution control notes		81
Money pool		219

PSI Total		$300

ULH&P
Money pool		$29

ULH&P Total		$29

(1)	These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.
(2)	The commercial paper program is limited to $800 million and is supported by Cinergy Corp.’s revolving lines of credit.
(3)	Standby liquidity is reserved against the revolving lines to support the commercial paper program and outstanding letters of credit (currently $267 million and $4 million, respectively).
(4)

In May 2004, Cinergy, through a subsidiary, borrowed the proceeds from the issuance by the Gulf Coast Industrial Development Authority of $25 million principal amount of its Gulf Coast Industrial Development Exempt Facilities Industrial Revenue Bonds Series 2004, due April 1, 2039.  These bonds bear interest in a weekly interest rate mode.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

In April 2004, Cinergy Corp. successfully placed two senior unsecured revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, comprised of a $500 million 364-day facility and a $1 billion three-year facility.  These facilities replaced two facilities that were scheduled to expire in April and May 2004.

At June 30, 2004, Cinergy Corp. had approximately $1.2 billion remaining unused and available capacity relating to its $1.5 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
		(in millions)

364-day senior revolving	April 2005
Direct borrowing		$	$—	$
Commercial paper support			267

Total 364-day facility		500	267	233

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			—
Letter of credit support			4

Total three-year facility		1,000	4	996

Total Credit Facilities		$1,500	$271	$1,229

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

MD&A - LIQUIDITY AND CAPITAL RESOURCES

A current summary of our long-term debt authorizations at June 30, 2004, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,535	$3,465

CG&E and subsidiaries(2)
State Public Utility Commissions	$575	$—	$575

PSI
State Public Utility Commission	$500	$—	$500
State Public Utility Commission - Tax-Exempt	250	—	250

ULH&P
State Public Utility Commission	$75	$—	$75

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

Off-Balance Sheet Arrangements

As discussed in the 2003 10-K, Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Cinergy’s primary off-balance sheet arrangements involve (a) the sale of accounts receivable to a qualifying special purpose entity, and (b) a forward stock contract that will result in the issuances of between 9.2 and 10.8 million Cinergy common shares in February 2005.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

Securities Ratings

As of June 30, 2004, the major credit rating agencies rated our securities as follows:

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

Equity

As discussed in the 2003 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the six months ended June 30, 2004, Cinergy issued approximately 2.0 million shares under these plans.

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

The Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section.

2004 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended June 30, 2004 and 2003 were as follows:

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in thousands)

Net income	$58,504	$84,653	$(26,149)	(31)	$55,309	$50,919	$4,390	9	$25,446	$23,079	$2,367	10

Electric gross margin(2)	598,547	528,788	69,759	13	317,277	291,188	26,089	9	274,844	239,387	35,457	15
Gas gross margin(3)	60,662	61,613	(951)	(2)	43,233	37,225	6,008	16	—	—	—	—

(1) The results of Cinergy also include amounts related to non-registrants.
(2) Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(3) Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cinergy’s net income decreased while CG&E’s and PSI’s increased for the quarter ended June 30, 2004, as compared to the same period last year as a result of a number of factors.  Cinergy’s, CG&E’s, and PSI’s variances were affected by higher electric gross margins discussed below.  CG&E’s variance also includes an increase in gas gross margins discussed below.  Cinergy’s increase in electric gross margins was offset, and CG&E’s and PSI’s were partially offset, by increases in a variety of expenses.  Higher Operation and maintenance expense for all three companies was primarily due to increases in emission allowances expenses and consulting fees for a continuous improvement initiative.  Cinergy’s and PSI’s variances were also impacted by increases in Depreciation expense and effective income tax rates.  Cinergy’s decrease also reflects gains realized in the second quarter of 2003 from the disposal of discontinued operations.

Electric Margins

Cinergy’s, CG&E’s, and PSI’s electric gross margins increased for the quarter ended June 30, 2004 as compared to the same period last year.  These variances primarily reflect additional MWh sales due to warmer weather in the current period and additional MWhs delivered as a result of an increase in non-weather related demand.  Cinergy’s and CG&E’s variances also reflect, in part, an increase in net revenues on power marketing, trading, and origination contracts.  Cinergy’s and PSI’s variances included a higher price received per MWh primarily due to PSI’s base retail electric rate case and certain rate tariff adjustments.  Cinergy’s and CG&E’s increases were partially offset by an increase in the average price of fuel for the period.

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Electric Operating Revenues

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in millions)

Retail	$695	$636	$59	9	$340	$319	$21	7	$355	$316	$39	12
Wholesale	151	111	40	36	74	59	15	25	50	39	11	28
Other	46	22	24	N/M	41	19	22	N/M	9	6	3	50
Total	$892	$769	$123	16	$455	$397	$58	15	$414	$361	$53	15

(1) The results of Cinergy also include amounts related to non-registrants.
N/M Not meaningful to an understanding of the change.

Heating degree-days and cooling degree-days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Heating degree-days and cooling degree-days in CG&E’s and PSI’s service territories for the quarters ended June 30, 2004 and 2003, were as follows:

	CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change

Heating degree-days(1)	414	444	(30)	(7)	404	519	(115)	(22)
Cooling degree-days(2)	327	166	161	97	342	199	143	72

(1) Heating degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.
(2) Cooling degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

Retail electric operating revenues increased for Cinergy, CG&E, and PSI mainly due to eight percent, seven percent, and nine percent higher amounts of MWhs delivered, respectively, in the quarter ended June 30, 2004, as compared to 2003.  These increases in MWhs delivered resulted in approximately $51 million, $23 million, and $28 million higher retail revenues for Cinergy, CG&E, and PSI, respectively.  The greater amount of MWhs delivered is primarily due to warmer weather in the second quarter of 2004, as compared to 2003, as reflected in the variance in the number of cooling degree-days, and an increase in non-weather related demand.

Also contributing to Cinergy’s and PSI’s higher retail electric operating revenues were one and three percent increases, respectively, in the average retail price per MWh.  These average increases resulted in additional retail electric operating revenues of approximately $8 million and $10 million for Cinergy and PSI, respectively.  The higher retail prices per MWh primarily reflect the Indiana Utility Regulatory Commission’s (IURC) approval of a base retail electric rate average increase of eight percent for PSI in May 2004, discussed further in Note 6(b)(i) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements”, and other rate adjustments related to emission allowances and clean coal technology tracking mechanisms.  These increases more than offset a decline in the retail price per MWh due to decreases in rate tariff adjustments associated with PSI’s

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

fuel cost recovery mechanism.  The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.

Electric wholesale revenues increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2004, as compared to 2003.  Cinergy’s increase includes a number of factors.   Net revenues on power marketing, trading, and origination contracts increased approximately $8 million over the second quarter of 2003.  The increase in power trading results is attributable to higher earnings on physical and financial trading primarily within the Midwest and the PJM Interconnection (PJM) markets.  Also, approximately $14 million of Cinergy’s variance includes increases in wholesale revenues from non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the second quarter of 2003.  The majority of the remaining increase was attributable to increases in wholesale sales from generation available after serving regulated retail customers.

The variance in CG&E’s wholesale revenues reflects an increase in net revenues on power marketing, trading, and origination contracts.  The increase in power trading results was attributable to higher earnings on physical and financial trading primarily within the Midwest and the PJM markets.  The majority of PSI’s increase was attributable to increases in wholesale sales from generation available after serving regulated retail customers.

Other Electric operating revenues increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2004, as compared to 2003.  Cinergy’s and CG&E’s higher other Electric operating revenues reflect increases in coal origination of approximately $11 million and increases in the sales of emission allowances of approximately $5 million.  Cinergy’s, CG&E’s, and PSI’s increases reflect higher transmission revenues primarily resulting from Midwest Independent System Operator, Inc. (Midwest ISO) operations of approximately $5 million, $2 million, and $3 million, respectively.

Fuel and Purchased Power

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in millions)

Fuel	$250	$219	$31	14	$115	$88	$27	31	$116	$116	$—	—
Purchased power	44	21	23	N/M	23	18	5	28	24	6	18	N/M

Total	$294	$240	$54	23	$138	$106	$32	30	$140	$122	$18	15

(1) The results of Cinergy also include amounts related to non-registrants.
N/M Not meaningful to an understanding of the change.

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the quarter ended June 30, 2003, to the quarter ended June 30, 2004:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel Expense – June 30, 2003	$219	$88	$116

Increase (Decrease) due to changes in:
Price of fuel	15	12	3
Deferred fuel cost	(13)	—	(13)
Fuel consumption	15	5	10
Other(2)	14	10	—

Fuel Expense – June 30, 2004	$250	$115	$116

(1) The results of Cinergy also include amounts related to non-registrants.
(2) Includes costs of coal origination and non-regulated energy service subsidiaries that started operations, or became fully consolidated, during the second half of 2003.

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

Purchased Power

Purchased power expense increased for Cinergy and PSI for the quarter ended June 30, 2004, as compared to 2003.  These increases in Purchased power expense primarily reflect a greater volume of MWhs purchased to serve wholesale full requirements customers and a higher price paid per MWh for these purchases.

Gas Margins

CG&E’s gas gross margins increased and Cinergy’s remained relatively flat for the quarter ended June 30, 2004, as compared to the same period last year.  CG&E’s gas margins increased by $6 million primarily due to rate tariff adjustments associated with the gas main replacement program, a low-income subsidy program, and Ohio excise taxes.

Cinergy’s gas margins remained relatively flat as CG&E’s increase was offset, in part, by lower margins from our gas marketing and trading business.  Our North American gas marketing and trading business experienced a decline in physical and financial trading margins resulting from fewer trading opportunities caused by lower volatility in 2004.

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Other Revenues

Other revenues for Cinergy increased for the quarter ended June 30, 2004, as compared to 2003, primarily due to non-regulated energy service subsidiaries that started operations, or became fully consolidated, after June 30, 2003.

Operating Expenses

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2004, as compared to 2003.  Cinergy’s, CG&E’s, and PSI’s increases include approximately $22 million, $11 million, and $11 million, respectively, of higher expenses related to emissions allowances.  These increases primarily reflect higher expenses due to an increase in the cost of SO2 emission allowances as market prices have increased, timing differences in the recovery of SO2 emission allowances costs under PSI’s emission allowances tracking mechanism authorized by the IURC, and the introduction of the NOX compliance program in the second quarter of 2004.  See Note 6(a)(i) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for further information regarding NOX compliance.

The higher Operation and maintenance expense also reflects consulting fees related to a continuous improvement initiative of approximately $12 million, $5 million, and $5 million for Cinergy, CG&E, and PSI, respectively, in the current period.  Maintenance expenses, primarily production-related, were higher by approximately $8 million and $7 million for Cinergy and CG&E, respectively.  Employee benefit expenses increased approximately $7 million and $2 million for Cinergy and CG&E, respectively.  Approximately $6 million of Cinergy’s increase relates to non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the second quarter of 2003.  Cinergy’s increases were partially offset by costs associated with employee retirement and severance programs recorded in the second quarter of 2003.

Depreciation

Depreciation expense increased for Cinergy and PSI and decreased for CG&E for the quarter ended June 30, 2004, as compared to 2003.  Approximately $9 million of Cinergy’s and PSI’s increase was due to the addition of depreciable plant primarily for pollution control equipment.  Partially offsetting Cinergy’s increase and contributing to CG&E’s decrease was an approximate $7.5 million reduction due to longer estimated useful lives of CG&E’s generation assets resulting from a depreciation study completed during the third quarter of 2003.  Approximately $2 million of Cinergy’s increase and partially offsetting CG&E’s decrease was the addition of depreciable plant primarily for pollution control equipment and additions related to the accelerated gas main replacement program.

Interest Expense

Interest Expense increased for Cinergy and decreased for CG&E for the quarter ended June 30, 2004, as compared to 2003.  Approximately $6 million of Cinergy’s increase reflects the recognition of a note payable to a trust.  Also reflected in Cinergy’s increase is approximately $4 million related to additional debt recorded in accordance with the consolidation of two new entities.  The note

MD&A – QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

payable and additional debt were both recorded in the third quarter of 2003 resulting from the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), as discussed in the 2003 10-K.  CG&E’s decrease was primarily due to a decrease in average long-term debt and a decrease in the effective interest rate on long-term debt for the quarter ended June 30, 2004, as compared to 2003.  Partially offsetting Cinergy’s increases and contributing to CG&E’s decrease were charges recorded during 2003 associated with the re-financing of certain debt.

Preferred Dividend Requirement of Subsidiary Trust

Preferred Dividend Requirement of Subsidiary Trust decreased for Cinergy for the quarter ended June 30, 2004, as compared to 2003, as a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in Cinergy’s financial statements.  However, interest expense is still being incurred on a note payable to this trust as discussed above.

Income Taxes

The effective income tax rate increased for Cinergy and PSI and remained flat for CG&E for the quarter ended June 30, 2004, as compared to 2003.  Cinergy’s increase reflects a second quarter 2003 adjustment related to the estimated annual effective tax rate that includes a change in the amount of estimated annual tax credits associated with the production and sale of synthetic fuel.  PSI’s increase was primarily a result of an increase in Indiana state income taxes.  Cinergy’s 2004 effective tax rate is expected to be approximately 24 percent.

In July 2002, Cinergy Capital & Trading, Inc. (Capital & Trading) acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the Internal Revenue Service in connection with the acquisition of the facility.  To date, Cinergy has recorded approximately $158 million in tax credits.

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

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

2004 YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the six months ended June 30, 2004 and 2003, were as follows:

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in thousands)

Net income	$161,519	$250,738	$(89,219)	(36)	$132,764	$168,155	$(35,391)	(21)	$66,252	$56,806	$9,446	17

Electric gross margin(2)	1,189,761	1,081,981	107,780	10	622,092	589,198	32,894	6	554,327	484,203	70,124	14
Gas gross margin(3)	187,992	224,531	(36,539)	(16)	147,368	140,736	6,632	5	—	—	—	—

(1) The results of Cinergy also include amounts related to non-registrants.
(2) Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(3) Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cinergy’s and CG&E’s net income decreased and PSI’s increased for the six months ended June 30, 2004, as compared to the same period last year as a result of a number of factors.  Cinergy’s, CG&E’s, and PSI’s variances include higher electric gross margins discussed below.  CG&E’s variance also includes an increase in gas gross margins discussed below.  Offsetting Cinergy’s and CG&E’s increases in electric gross margins was higher Operation and maintenance expense primarily due to greater emission allowances expenses, consulting fees for a continuous improvement initiative and higher employee benefit expenses.  Cinergy’s increase in electric gross margins was also offset by lower margins from our gas marketing and trading business, impairment charges on non-controlling interests in investments, higher Depreciation expense, and gains realized in the second quarter of 2003 from the disposal of discontinued operations.  Cinergy’s and CG&E’s increase was also offset by net gains recognized in the first quarter of 2003 resulting from the implementation of certain accounting changes that have been reflected as cumulative effects of changes in accounting principles.

Partially offsetting PSI’s increase in electric gross margins was higher Operation and maintenance expense primarily due to greater emission allowances expenses, consulting fees for a continuous improvement initiative, and higher employee benefit expenses.  Higher Depreciation expense and a greater effective income tax rate also partially offset PSI’s increase.

Electric Margins

Cinergy’s, CG&E’s, and PSI’s electric gross margins increased for the six months ended June 30, 2004 as compared to the same period last year.  These variances primarily reflect additional MWhs delivered due to an increase in non-weather related demand and warmer weather in the current period.  Cinergy’s and CG&E’s variances also reflect in part, an increase in net revenues on power marketing, trading, and origination contracts.  Cinergy’s and PSI’s increases included a higher price received per MWh primarily due to certain rate tariff adjustments and PSI’s base retail electric rate

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

case.  Cinergy’s and CG&E’s increases were partially offset by an increase in the average price of fuel for the period.

Electric Operating Revenues

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
					(in millions)

Retail	$1,366	$1,319	$47	4	$674	$653	$21	3	$691	$666	$25	4
Wholesale	320	223	97	43	145	129	16	12	121	95	26	27
Other	84	50	34	68	74	44	30	68	19	12	7	58
Total	$1,770	$1,592	$178	11	$893	$826	$67	8	$831	$773	$58	8

(1)              The results of Cinergy also include amounts related to non-registrants.

Heating degree-days and cooling degree-days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Heating degree-days and cooling degree-days in CG&E’s and PSI’s service territories for the six months ended June 30, 2004 and 2003, were as follows:

	CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change

Heating degree-days(1)	3,085	3,315	(230)	(7)	3,214	3,606	(392)	(11)
Cooling degree-days(2)	327	166	161	97	344	199	145	73

(1) Heating degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.
(2) Cooling degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

Retail electric operating revenues increased for Cinergy, CG&E,and PSI mainly due to five percent, four percent, and five percent higher amounts of MWhs delivered, respectively, for the six months ended June 30, 2004, as compared to 2003.  These increases in MWhs delivered resulted in approximately $60 million, $26 million, and $34 million higher retail revenues for Cinergy, CG&E, and PSI, respectively.  The greater number of MWhs delivered reflects an increase in non-weather related demand and warmer weather in the second quarter of 2004, as compared to 2003, as reflected in the greater number of cooling degree-days.

Cinergy’s and PSI’s increases in retail electric operating revenues were partially offset by one percent decreases in the average retail price per MWh for the first six months of 2004, as compared to 2003.  These average decreases resulted in approximately $15 million and $9 million lower retail electric operating revenues for Cinergy and PSI, respectively.  These declines in the retail price per MWh were mainly due to decreases in rate tariff adjustments associated with PSI’s fuel cost recovery mechanism.  The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.  This was partially offset by the IURC’s approval of PSI’s base retail electric rate increase in May 2004, discussed in Note 6(b)(i) of the “Notes to Condensed

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Financial Statements” in “Item 1. Financial Statements”, and approximately $15 million in increases in other rate tariff adjustments related to emission allowances, construction work in progress, and clean coal technologies tracking mechanisms.

CG&E’s increase in retail electric operating revenues was partially offset by a $5 million decline due to a reduction in the average retail price per MWh for the six months ended June 30, 2004, as compared to 2003.  This decrease primarily reflects customers switching from full service to transportation only service as a result of deregulation in the state of Ohio.  This switching also contributed to Cinergy’s decrease in the average retail price per MWh.

Electric wholesale revenues increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2004, as compared to 2003.  Cinergy’s increase includes a number of factors.  Net revenues on power marketing, trading, and origination contracts increased approximately $27 million over the first half of 2003.  The increase in power trading results is attributable to higher earnings on physical and financial trading primarily within the Midwest and the PJM markets.  Also, approximately $26 million of Cinergy’s variance includes increases in wholesale revenues from non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the second quarter of 2003.  The majority of the remaining increase was attributable to increases in wholesale sales from generation available after serving regulated retail customers.

CG&E’s net revenues on power marketing, trading, and origination contracts increased by approximately $30 million over the first six months of 2003.  The increase in power trading results was attributable to higher earnings on physical and financial trading primarily within the Midwest and the PJM markets.  This increase was partially offset by a decrease in MWhs available for wholesale activity due in part to a decrease in generation available for these transactions.

The majority of PSI’s increase was attributable to a greater amount of wholesale sales from generation available after serving regulated retail customers.  This increase was partially offset by an approximate $4 million decrease in net revenues on power marketing, trading, and origination contracts, due to PSI’s discontinuation of entering into any new transactions beginning in 2002.  Revenues continue to be affected by changes in the fair value of existing contracts over the remaining duration of the contracts.

Other Electric operating revenues increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2004, as compared to 2003.  Cinergy’s and CG&E’s higher Other Electric operating revenues reflect increases in coal origination of approximately $15 million and increases in the sales of emission allowances of approximately $4 million.  Cinergy’s, CG&E’s, and PSI’s increases reflect higher transmission revenues primarily resulting from Midwest ISO operations of approximately $11 million, $5 million, and $6 million, respectively.

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Fuel and Purchased Power

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
					(in millions)

Fuel	$499	$459	$40	9	$230	$193	$37	19	$231	$251	$(20)	(8)
Purchased power	82	51	31	61	41	44	(3)	(7)	45	38	7	18
Total	$581	$510	$71	14	$271	$237	$34	14	$276	$289	$(13)	(4)

(1) The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity.  The following table details the changes to fuel expense from the six months ended June 30, 2003, to the six months ended June 30, 2004:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel expense - June 30, 2003	$459	$193	$251

Increase (decrease) due to changes in:
Price of fuel	28	23	5
Deferred fuel cost	(49)	—	(49)
Fuel consumption	22	(2)	24
Other(2)	39	16	—

Fuel expense - June 30, 2004	$499	$230	$231

(1) The results of Cinergy also include amounts related to non-registrants.
(2) Includes costs of coal origination and non-regulated energy service subsidiaries that started operations, or became fully consolidated, during the second half of 2003.

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

Purchased Power

Purchased power expense increased for Cinergy and PSI and decreased for CG&E for the six months ended June 30, 2004, as compared to 2003.  Cinergy’s increase was primarily due to a significantly greater number of third party purchases by its subsidiaries in 2004.  In 2003, Cinergy’s subsidiaries’ purchased power expense included certain intercompany purchases that were eliminated in consolidation.

Also contributing to Cinergy’s increase and primarily causing PSI’s increase were additional purchases made for PSI’s wholesale full requirement customers resulting from both an increase in the

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

amount of MWhs purchased for these customers and the price paid per MWh.   Partially offsetting Cinergy’s increase and primarily causing CG&E’s decrease was a reduction in the amount of MWhs purchased to serve CG&E’s wholesale full requirements customers, partially offset by an increase in the price paid per MWh for these purchases.

Gas Margins

CG&E’s gas gross margins increased and Cinergy’s decreased for the six months ended June 30, 2004, as compared to the same period last year.  CG&E’s gas margins increased by $7 million primarily due to rate tariff adjustments associated with the gas main replacement program, a low-income subsidy program, and Ohio excise taxes.

Cinergy’s gas margins fell approximately $43 million due to lower margins from our gas marketing and trading business.  Our North American gas marketing and trading business experienced a $37 million decline in physical and financial trading margins in 2004 primarily resulting from fewer trading opportunities caused by lower volatility, lower price levels, and milder weather in the first quarter of 2004.  Natural gas prices were extremely volatile in the first quarter of 2003.  The remaining decline was due to a drop in our storage and transportation margins.  Our volume sold from storage experienced a 33 percent decline in the first six months of 2004, as compared to 2003, primarily as a result of a reduction in available gas in storage, milder weather, and lower volatility of gas prices in the first quarter of 2004, as compared to the first quarter of 2003.

Other Revenues

Other revenues for Cinergy increased for the six months ended June 30, 2004, as compared to 2003, primarily due to non-regulated energy service subsidiaries that started operations, or became fully consolidated, after June 30, 2003.

Operating Expenses

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2004, as compared to 2003.  Cinergy’s, CG&E’s, and PSI’s increases include approximately $43 million, $18 million, and $25 million, respectively, of higher expenses related to emissions allowances.  These increases primarily reflect higher expenses due to an increase in the cost of SO2 emission allowances as market prices have increased, timing differences in the recovery of SO2 emission allowances costs under PSI’s emission allowances tracking mechanism authorized by the IURC, the introduction of the NOX compliance program in the second quarter of 2004 (see Note 6(a)(i) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for further information regarding NOX compliance), and an increase in the number of SO2 emission allowances used during the period.

The higher Operation and maintenance expense also reflects consulting fees related to a continuous improvement initiative of approximately $12 million, $5 million, and $5 million for Cinergy, CG&E, and PSI, respectively, in the current period.  Employee benefit expenses increased approximately $11 million and $4 million for Cinergy and CG&E, respectively.  Approximately $12

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

million of Cinergy’s increase is due to non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the second quarter of 2003.  In addition, higher costs of approximately $9 million, $7 million, and $2 million for Cinergy, CG&E, and PSI, respectively, were due to changes in transmission costs largely resulting from changes in the Midwest ISO operations in 2003.  Maintenance expenses, primarily production-related, were higher by approximately $12 million and $11 million for Cinergy and CG&E, respectively.

Depreciation

Depreciation expense increased for Cinergy and PSI, and decreased for CG&E for the six months ended June 30, 2004, as compared to 2003.  Approximately $19 million of Cinergy’s and PSI’s increase was due to the addition of depreciable plant primarily for pollution control equipment.  Partially offsetting Cinergy’s increase and contributing to CG&E’s decrease was an approximate $15 million reduction due to longer estimated useful lives of CG&E’s generation assets resulting from a depreciation study completed during the third quarter of 2003.  Approximately $4 million of Cinergy’s increase and partially offsetting CG&E’s decrease was the addition of depreciable plant primarily for pollution control equipment and additions related to the accelerated gas main replacement program.

Miscellaneous Income (Expense) – Net

Miscellaneous Income (Expense) – Net decreased for Cinergy for the six months ended June 30, 2004, as compared to 2003, which reflects approximately $34 million in impairment charges on non-controlling interests in investments.  The majority of these charges relate to a company, in which Cinergy holds a non-controlling interest, that agreed to sell its major assets.  This company is involved in the development and sale of outage management software.  This decrease was partially offset by interest income of approximately $10 million on the notes receivable of two subsidiaries consolidated in the third quarter of 2003, as discussed in the 2003 10-K.

Interest Expense

Interest Expense increased for Cinergy and decreased for CG&E for the six months ended June 30, 2004, as compared to 2003.  Approximately $12 million of Cinergy’s increase reflects the recognition of a note payable to a trust.  Also reflected in Cinergy’s increase is approximately $9 million related to additional debt recorded in accordance with the consolidation of two new entities.  The note payable and additional debt were both recorded in the third quarter of 2003 resulting from the adoption of Interpretation 46, as discussed in the 2003 10-K.  CG&E’s decrease was primarily due to a decrease in average long-term debt and a decrease in the effective interest rate on long-term debt for the six months ended June 30, 2004, as compared to 2003.  Partially offsetting Cinergy’s increases and contributing to CG&E’s decrease were charges recorded during 2003 associated with the re-financing of certain debt.

Preferred Dividend Requirement of Subsidiary Trust

Preferred Dividend Requirement of Subsidiary Trust decreased for Cinergy for the six months ended June 30, 2004, as compared to 2003, as a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Cinergy’s financial statements.  However, interest expense is still being incurred on a note payable to this trust as discussed above.

Income Taxes

The effective income tax rate for Cinergy and CG&E remained flat for the six-months ended June 30, 2004, as compared to 2003.  PSI’s effective income tax rate increased for the comparative period, primarily a result of an increase in Indiana state income taxes.  Cinergy’s 2004 effective tax rate is expected to be approximately 24 percent.

In July 2002, Capital & Trading acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the Internal Revenue Service in connection with the acquisition of the facility.  To date, Cinergy has recorded approximately $158 million in tax credits.

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

Cumulative Effect of Changes in Accounting Principles, Net of Tax

In 2003, Cinergy, CG&E, and PSI recognized a Cumulative effect of changes in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and the rescission of Emerging Issues Task Force Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

ULH&P

The Results of Operations discussion for ULH&P is presented only for the six months ended June 30, 2004, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas gross margins and net income for ULH&P for the six months ended June 30, 2004 and 2003, were as follows:

	ULH&P
	2004	2003	Change	% Change
	(in thousands)

Electric gross margin(1)	$33,640	$29,766	$3,874	13
Gas gross margin(2)	25,810	22,817	2,993	13

Net income	10,979	8,911	2,068	23

(1) Electric gross margin is calculated as Electric operating revenues less Electricity purchased from parent company for resale expense from the Condensed Statements of Income.
(2) Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Statements of Income.

Summary of Results

Electric and gas gross margins increased for ULH&P for the six months ended June 30, 2004, as compared to 2003.  The increase in electric gross margins reflects a greater amount of MWhs delivered due to increases in non-weather related demand and warmer weather in the current period.  The increase in gas gross margins was due, in part, to rate tariff adjustments associated with the gas main replacement program.

The increase in net income for the year was primarily due to the increased electric and gas gross margins discussed above.  These increases were partially offset by higher Depreciation expense primarily related to non-utility property and higher Operation and maintenance expense associated with demand side management programs, maintenance, and employee benefits.

MD&A - RESULTS OF OPERATIONS - FUTURE

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, and accounting matters.  Each of these discussions will address the current status and potential future impact on our financial position and results of operations.

ELECTRIC INDUSTRY

Ohio

As discussed in more detail in the 2003 10-K, CG&E made multiple rate filings in 2003 with the PUCO seeking to establish market-based rates for generation service at the end of the market development period and to recover investments made in the transmission and distribution system.  In December 2003, these filings, and CG&E’s proposal for establishing its post-market development period market pricing methodology, were consolidated for hearing before the PUCO.  In addition, the PUCO requested that CG&E propose a rate stabilization plan in these same proceedings.  In January 2004, CG&E filed its proposed rate stabilization plan.  In May 2004, CG&E entered into a settlement agreement with most of the parties to these proceedings requesting that the PUCO approve a modified version of the rate stabilization plan.

The major features of the modified plan are as follows (some of these features revise provisions of the CG&E transition plan discussed more fully in the 2003 10-K):

•                  CG&E would begin to collect a POLR charge from non-residential customers effective January 1, 2005, and from residential customers effective January 1, 2006.  The POLR charge, which consists of a fixed and variable component, is intended to provide cost recovery primarily for increased capacity reserves, environmental compliance and emission allowance expenditures.  The fixed component, which is 15 percent of current generation rates, is not charged to the first 25 percent of customers in each customer class who switch to an alternative supplier.  The variable component, which is charged to all customers, could be increased by up to eight percent of CG&E’s generation rate each year from 2005 through 2008.  If the settlement is approved, revenues are expected to increase approximately $40 million in 2005 and $98 million in 2006 for the POLR charge;

•                  Customers receiving generation from CG&E would be charged CG&E’s existing generation rates, less the 15 percent recovered through the POLR charge discussed above.  A fuel cost recovery mechanism would be established to recover costs for fuel that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates would apply to non-residential customers beginning January 1, 2005 and to residential customers beginning January 1, 2006;

•                  The five percent generation rate reduction for residential customers currently in effect through 2005 would be extended to 2008;

•                  The recovery of the residential regulatory transition charge currently in effect through 2008 would be extended to 2010;

•                  Transmission cost recovery mechanisms would be established beginning January 1, 2005 for non-residential customers and January 1, 2006 for residential customers;

MD&A - RESULTS OF OPERATIONS - FUTURE

•                  CG&E would have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 (we currently estimate that approximately $70 million would be deferred during this period) with recovery to be provided through riders beginning January 1, 2006 through December 31, 2010.

Evidentiary hearings addressing the issues described above took place during May and June 2004.  We cannot predict the outcome of these proceedings.

CG&E has also filed an application for an annual increase of approximately $78 million in electric distribution base rates, to be effective in the first quarter of 2005 for non-residential customers and January 1, 2006 for residential customers.  The rate stabilization plan settlement agreement described above provides for CG&E to withdraw this base rate case upon approval of the rate stabilization plan.  CG&E can then file a new distribution base rate case, with rates to become effective January 1, 2006.

FERC and Midwest ISO

Day-Ahead and Real-Time Energy Markets

In response to prior FERC orders, in March 2004, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement a centralized security-constrained economic dispatch platform supported by a Day-Ahead and Real-Time Energy Market design, including Locational Marginal Pricing and Financial Transmission Rights (Energy Markets Tariff).  In May 2004, the FERC released an order scheduling the start-up of the Energy Markets Tariff for no earlier than March 1, 2005, and establishing various procedures for resolving outstanding issues, but has not ruled on the filing itself.  At this time, Cinergy cannot predict the effect the Midwest ISO’s Energy Markets Tariff filing will have on our financial position or results of operations.

Blackout Report

In April 2004, the United States-Canada Power System Outage Task Force issued its Final Report on the August 14, 2003 Blackout in the United States and Canada.  The report reviewed the causes of the Blackout and made 46 recommendations intended to minimize the likelihood and scope of similar events in the future.  One of the recommendations is to make reliability standards mandatory and enforceable with penalties for noncompliance.  In the past, compliance with North Electric Reliability Council’s reliability standards and guidelines has largely been voluntary.  At this time, we do not believe the Final Report will have a material impact on our financial position or results of operations.

FERC’s Market Screen Orders

In April 2004, FERC issued an order establishing a new, interim set of market power screens for use in evaluating sales of wholesale power at market-based rates.  In July 2004, the FERC issued an order generally affirming that order.  In April 2004, the FERC also commenced a rulemaking to evaluate whether its overall test for market-based rates should be continued, and to determine a permanent market power test to replace the interim test.  That rulemaking process remains pending.  At this

MD&A - RESULTS OF OPERATIONS - FUTURE

time, we cannot predict the effect the April and July orders and the April rulemaking will have on our financial position or results of operations.

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

As discussed in the 2003 10-K, CG&E and PSI executed a new joint operating agreement in April 2002 whereby we choose to originate all new power marketing and trading contracts since April 2002 on behalf of CG&E only.  Historically, such contracts were executed on behalf of PSI and CG&E jointly.  PSI’s remaining contracts, entered into prior to the new joint operating agreement, are not material.  Additionally, we expect that PSI will not enter into new power marketing and trading contracts in the future.  Therefore, we have not presented PSI separately in the fair value and credit risk tables below.

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

Any proprietary trading transaction, whether settled physically or financially, is included in the VaR calculation.

Our VaR is reported based on a 95 percent confidence interval, utilizing a one-day holding period.  This means that on a given day (one-day holding period) there is a 95 percent chance (confidence level) that our trading portfolio will not lose more than the stated amount.  Prior to March 31, 2004, our VaR model used the Parametric variance-covariance statistical modeling technique and historical volatilities and correlations over the past 21-trading day period.  Beginning with April 1, 2004, we calculate VaR using a Monte Carlo simulation methodology using implied forward-looking volatilities and historical correlations.  Comparisons indicated that the differences in VaR between the Monte Carlo and Parametric calculations were not material and were within expectations.   The primary reason for changing to a Monte Carlo approach is that it offers a more scalable method for handling more complex derivative positions and provides a consistent platform for quantifying both market and credit risk.

MD&A - RESULTS OF OPERATIONS - FUTURE

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities, for the periods ended June 30, 2004 and 2003, are presented in the table below:

	Change in Fair Value Year to Date
	June 30, 2004		June 30, 2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Fair value of contracts outstanding at beginning of year	$41	$20	$75	$42

Changes in fair value attributable to changes in valuation techniques and assumptions (2)	—	—	1	1

Other changes in fair value (3)	103	49	82	19

Option premiums paid/(received)	(3)	2	(11)	(2)

Cumulative effect of changes in accounting principle	—	—	(20)	(13)

Contracts settled	(76)	(28)	(117)	(49)

Fair value of contracts outstanding at end of period	$65	$43	$10	$(2)

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

The following are the balances at June 30, 2004 and 2003, of our energy risk management assets and liabilities:

	June 30, 2004		June 30, 2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Energy risk management assets – current	$425	$156	$401	$68
Energy risk management assets – non-current	138	58	151	63

Energy risk management liabilities – current	384	134	385	79
Energy risk management liabilities – non-current	114	37	157	54

	$65	$43	$10	$(2)

(1) The results of Cinergy also include amounts related to non-registrants.

MD&A - RESULTS OF OPERATIONS - FUTURE

The following table presents the expected maturity of the energy risk management assets and liabilities as of June 30, 2004, for Cinergy and CG&E:

	Fair Value of Contracts as of June 30, 2004

	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
	(in millions)

Cinergy(2)
Prices actively quoted	$38	$18	$—	$—	$56

Prices based on models and other valuation methods(3)	3	11	(1)	(4)	9

Total	$41	$29	$(1)	$(4)	$65

CG&E
Prices actively quoted	$15	$15	$—	$—	$30

Prices based on models and other valuation methods(3)	7	9	(3)	—	13

Total	$22	$24	$(3)	$—	$43

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

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Cinergy analyzes net credit exposure and establishes credit reserves based on the counterparties’ credit rating, payment history, and tenor of the outstanding obligation.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

MD&A - RESULTS OF OPERATIONS - FUTURE

The following tables provide information regarding Cinergy’s and CG&E’s exposure on energy trading contracts as well as the expected maturities of those exposures as of June 30, 2004.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.

Cinergy(1)

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(4)
	(in thousands)

Investment Grade(2)	$519,187	$48,587	$470,600	74%	—	$—
Internally Rated-Investment Grade(3)	119,891	6,262	113,629	18	—	—
Non-Investment Grade	94,932	61,622	33,310	5	—	—
Internally Rated-Non-Investment Grade	45,349	25,873	19,476	3	—	—

Total	$779,359	$142,344	$637,015	100%	—	$—

	Maturity of Credit Risk Exposure

Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in thousands)

Investment Grade(2)	$454,917	$47,541	$16,729	$519,187
Internally Rated-Investment Grade(3)	117,326	2,280	285	119,891
Non-Investment Grade	94,493	439	—	94,932
Internally Rated-Non-Investment Grade	45,064	285	—	45,349

Total	$711,800	$50,545	$17,014	$779,359

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

MD&A - RESULTS OF OPERATIONS - FUTURE

CG&E

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(3)
	(in thousands)
Investment Grade(1)	$131,405	$37,928	$93,477	83%	1	$12,733
Internally Rated-Investment Grade(2)	14,160	—	14,160	13	—	—
Non-Investment Grade	16,206	14,059	2,147	1	—	—
Internally Rated-Non-Investment Grade	4,423	1,493	2,930	3	—	—

Total	$166,194	$53,480	$112,714	100%	1	$12,733

	Maturity of Credit Risk Exposure

Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in thousands)

Investment Grade(1)	$117,004	$14,401	$—	$131,405
Internally Rated-Investment Grade(2)	14,160	—	—	14,160
Non-Investment Grade	15,786	420	—	16,206
Internally Rated-Non-Investment Grade	4,423	—	—	4,423

Total	$151,373	$14,821	$—	$166,194

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

MD&A - RESULTS OF OPERATIONS - FUTURE

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

•                  Legal and Environmental Contingencies; and

•                  Impairment of Long-lived Assets.

Accounting Changes

Consolidation of Variable Interest Entities (VIE)

In January 2003, the FASB issued Interpretation 46, which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have voting rights, do not absorb first dollar losses, or receive returns.  These entities must be consolidated when certain criteria are met.  The interpretation was originally to be effective as of July 1, 2003, for Cinergy; however, the FASB subsequently permitted deferral of the effective date to December 31, 2003, for traditional SPEs and to March 31, 2004, for all other entities subject to the scope of Interpretation 46.  We elected to implement Interpretation 46 for traditional SPEs in accordance with the original implementation date of July 1, 2003, and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, did not have a material impact on our financial position or results of operations.

Cinergy also holds interests in several joint ventures that are considered VIEs which do not require consolidation.  If all these entities were consolidated, their total assets and liabilities would be immaterial to our Condensed Consolidated Balance Sheets.

MD&A - RESULTS OF OPERATIONS - FUTURE

SUBSEQUENT EVENT

Cinergy’s Power Technology and Infrastructure Services Business Unit holds an investment in a company that develops, owns and operates wireless communication towers.  In July 2004, this company agreed to sell the majority of its assets.  We anticipate recording earnings of approximately $20 million relating to this sale in the fourth quarter of 2004.  These earnings will be reflected in Equity in Earnings of Unconsolidated Subsidiaries in Cinergy’s Condensed Consolidated Statements of Income.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2004 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana (District Court) against Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the United States Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Generating Station, and PSI’s Cayuga Generating Station, Gallagher Generating Station (Gallagher Station), Wabash River Generating Station, and Gibson Generating Station, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  In May 2004, the City of Louisville, Kentucky filed a motion to intervene in the case with respect to all claims made by the United States against PSI and Cinergy regarding the Gallagher Station.  The court denied Louisville’s motion in June 2004.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in August 2005.

In March 2000, the United States also filed in the District Court an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the District Court in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In July 2004, the Sierra Club sent Cinergy a notice of intent to sue for alleged violations of the CAA at this same generating station.

In December 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the plaintiffs regarding the above matters.  The complete resolution of these issues was contingent upon

Controls and Procedures

establishing a final agreement with the EPA and other parties, but the plaintiffs insisted on commitments which went beyond those contained in the agreement in principle.  At this time we believe it is unlikely that a final settlement agreement will be reached on these terms.  It is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to defend against the allegations, discussed above, vigorously in court.

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy and American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend this lawsuit vigorously in court; however, we are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites for which PSI has primary responsibility.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating,

PART II. - OTHER INFORMATION

and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court has remanded the case to the trial court.  The court has set the case for trial commencing in January 2005.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, we will assess whether the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E and ULH&P have performed site assessments on certain of their sites where we believe MGP activities have occurred at some point in the past and have found no imminent risk to the environment.  At the present time, CG&E and ULH&P cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

ASBESTOS CLAIM LITIGATION

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 85 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI received an adverse ruling in an initial appeal of that verdict, but the Indiana Supreme Court accepted the transfer of the case, and heard oral argument in June 2004.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.

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

PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The number of shares provided in the table below represent shares exchanged in connection with employee option exercises and shares purchased by the plan trustee on behalf of the 401(k) Excess Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	7,089	$40.34	N/A	N/A
May 1 – May 31	47,141	$37.03	N/A	N/A
June 1 – June 30	—	$—	N/A	N/A

PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               The documents listed below are being furnished or filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P).  Exhibits not identified as previously furnished or filed are furnished or filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Certificates

31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by R. Foster Duncan pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by R. Foster Duncan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                       The following reports on Form 8-K were furnished or filed during the quarter ended June 30, 2004.

Date of Report	Registrant	Item Furnished or Filed

April 27, 2004	Cinergy Corp.	Item 12. Results of Operations and Financial Condition

May 6, 2004	Cinergy Corp.	Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date: August 4, 2004	/s/	Lynn J. Good
Lynn J. Good
(duly authorized officer and principal accounting officer)