Form 10-Q
period 2004-09-30
UNION LIGHT HEAT & POWER CO; CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC
filed 2004-11-05
CIK 100858, 899652, 20290, 81020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 31, 2004, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	181,244,979

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I. FINANCIAL INFORMATION

1	Financial Statements
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
Introduction
Organization
Liquidity and Capital Resources
2004 Quarterly Results of Operations - Historical
2004 Year to Date Results of Operations - Historical
Results of Operations - Future

3	Quantitative and Qualitative Disclosures About Market Risk

4	Controls and Procedures

PART II. OTHER INFORMATION

1	Legal Proceedings

2	Unregistered Sales of Equity Securities and Use of Proceeds

6	Exhibits

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended September 30		Year to Date September 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)
	(unaudited)
Operating Revenues
Electric	$994,074	$920,638	$2,764,468	$2,512,954
Gas	65,298	124,533	524,226	638,378
Other	69,211	46,806	182,284	142,525
Total Operating Revenues	1,128,583	1,091,977	3,470,978	3,293,857

Operating Expenses
Fuel and purchased power	333,771	329,997	914,404	840,332
Gas purchased	19,792	79,582	290,728	368,896
Operation and maintenance	412,720	323,401	1,184,451	985,528
Depreciation	122,099	98,522	341,287	300,145
Taxes other than income taxes	57,001	55,828	204,320	200,535
Total Operating Expenses	945,383	887,330	2,935,190	2,695,436

Operating Income	183,200	204,647	535,788	598,421

Equity in Earnings of Unconsolidated Subsidiaries	8,016	4,956	18,095	11,652
Miscellaneous Income (Expense) – Net	(944)	12,296	(11,419)	27,678
Interest Expense	71,775	73,905	209,446	193,734
Preferred Dividend Requirement of Subsidiary Trust	—	—	—	11,940
Preferred Dividend Requirements of Subsidiaries	858	858	2,574	2,574

Income Before Taxes	117,639	147,136	330,444	429,503

Income Taxes	24,716	35,155	76,002	102,121

Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	92,923	111,981	254,442	327,382

Discontinued operations, net of tax	—	—	—	8,875
Cumulative effect of changes in accounting principles, net of tax (Note 1(d)(ii))	—	—	—	26,462
Net Income	$92,923	$111,981	$254,442	$362,719

Average Common Shares Outstanding	180,881	177,751	180,129	175,944

Earnings Per Common Share – Basic (Note 10)
Income before discontinued operations and cumulative effect of changes in accounting principles	$0.51	$0.63	$1.41	$1.86
Discontinued operations, net of tax	—	—	—	0.05
Cumulative effect of changes in accounting principles, net of tax	—	—	—	0.15
Net income	$0.51	$0.63	$1.41	$2.06

Earnings Per Common Share – Diluted (Note 10)
Income before discontinued operations and cumulative effect of changes in accounting principles	$0.50	$0.62	$1.39	$1.84
Discontinued operations, net of tax	—	—	—	0.05
Cumulative effect of changes in accounting principles, net of tax	—	—	—	0.15
Net income	$0.50	$0.62	$1.39	$2.04

Dividends Declared Per Common Share	$0.47	$0.46	$1.41	$1.38

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$152,374	$169,120
Restricted deposits	140,944	92,813
Notes receivable, current	84,171	189,854
Accounts receivable less accumulated provision for doubtful accounts of $5,724 at September 30, 2004, and $7,884 at December 31, 2003	822,989	1,074,518
Fuel, emission allowances, and supplies	436,113	357,625
Energy risk management current assets	469,592	305,058
Prepayments and other	127,847	53,609
Total Current Assets	2,234,030	2,242,597

Property, Plant, and Equipment – at Cost
Utility plant in service	10,049,768	9,732,123
Construction work in progress	282,488	275,459
Total Utility Plant	10,332,256	10,007,582
Non-regulated property, plant, and equipment	4,620,851	4,527,943
Accumulated depreciation	5,159,602	4,908,019
Net Property, Plant, and Equipment	9,793,505	9,627,506

Other Assets
Regulatory assets	992,917	1,012,151
Investments in unconsolidated subsidiaries	516,732	494,520
Energy risk management non-current assets	136,756	97,334
Notes receivable, non-current	199,005	213,853
Other investments	120,964	184,044
Goodwill and other intangible assets	61,426	45,349
Other	187,995	197,351
Total Other Assets	2,215,795	2,244,602

Assets of Discontinued Operations	—	4,501

Total Assets	$14,243,330	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)
Current Liabilities
Accounts payable	$1,078,526	$1,240,423
Accrued taxes	137,099	217,993
Accrued interest	61,191	68,952
Notes payable and other short-term obligations (Note 4)	1,196,763	351,412
Long-term debt due within one year	220,413	839,103
Energy risk management current liabilities	396,148	296,122
Other	145,072	107,438
Total Current Liabilities	3,235,212	3,121,443

Non-Current Liabilities
Long-term debt (Note 3)	3,935,936	4,131,909
Deferred income taxes	1,648,069	1,557,981
Unamortized investment tax credits	101,977	108,884
Accrued pension and other postretirement benefit costs	602,698	662,834
Accrued cost of removal	520,844	490,856
Energy risk management non-current liabilities	133,328	64,861
Other	221,509	205,344
Total Non-Current Liabilities	7,164,361	7,222,669

Liabilities of Discontinued Operations	—	11,594

Commitments and Contingencies (Note 6)

Total Liabilities	10,399,573	10,355,706

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,818

Common Stock Equity (Note 2)
Common stock - $.01 par value; authorized shares – 600,000,000; issued shares – 181,122,065 at September 30, 2004, and 178,438,369 at December 31, 2003; outstanding shares – 180,995,556 at September 30, 2004, and 178,336,854 at December 31, 2003	1,811	1,784
Paid-in capital	2,272,651	2,195,985
Retained earnings	1,551,848	1,551,003
Treasury shares at cost – 126,509 shares at September 30, 2004, and 101,515 shares at December 31, 2003	(4,026)	(3,255)
Accumulated other comprehensive loss	(41,345)	(44,835)
Total Common Stock Equity	3,780,939	3,700,682

Total Liabilities and Shareholders’ Equity	$14,243,330	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Quarter Ended September 30, 2004

Balance at July 1, 2004 (180,323,246 shares)	$1,804	$2,248,084	$1,543,883	$(3,966)	$(39,804)	$3,750,001
Comprehensive income:
Net income			92,923			92,923
Other comprehensive loss, net of tax effect of $1,162
Foreign currency translation adjustment					(741)	(741)
Unrealized loss on investment trusts					(662)	(662)
Cash flow hedges					(138)	(138)
Total comprehensive income						91,382

Issuance of common stock – net (675,273 shares)	7	20,989				20,996
Treasury shares purchased (2,963 shares)				(60)		(60)
Dividends on common stock ($0.47 per share)			(84,873)			(84,873)
Other		3,578	(85)			3,493

Ending balance at September 30, 2004 (180,995,556 shares)	$1,811	$2,272,651	$1,551,848	$(4,026)	$(41,345)	$3,780,939

Quarter Ended September 30, 2003

Balance at July 1, 2003 (176,947,118 shares)	$1,769	$2,135,968	$1,495,502	$—	$(24,423)	$3,608,816
Comprehensive income:
Net income			111,981			111,981
Other comprehensive income (loss), net of tax effect of $2,532
Foreign currency translation adjustment					(8,365)	(8,365)
Minimum pension liability adjustment					26	26
Unrealized gain on investment trusts					32	32
Cash flow hedges					3,050	3,050
Total comprehensive income						106,724

Issuance of common stock – net (952,704 shares)	10	31,824				31,834
Dividends on common stock ($0.46 per share)			(81,725)			(81,725)
Other		2,600	(31)			2,569

Ending balance at September 30, 2003 (177,899,822 shares)	$1,779	$2,170,392	$1,525,727	$—	$(29,680)	$3,668,218

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Continued)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Year to Date September 30, 2004

Balance at January 1, 2004 (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682
Comprehensive income:
Net income			254,442			254,442
Other comprehensive income (loss), net of tax effect of $(1,928)
Foreign currency translation adjustment					691	691
Unrealized loss on investment trusts					(166)	(166)
Cash flow hedges					2,965	2,965
Total comprehensive income						257,932

Issuance of common stock – net (2,683,696 shares)	27	67,200				67,227
Treasury shares purchased (24,994 shares)				(771)		(771)
Dividends on common stock ($1.41 per share)			(253,418)			(253,418)
Other		9,466	(179)			9,287

Ending balance at September 30, 2004 (180,995,556 shares)	$1,811	$2,272,651	$1,551,848	$(4,026)	$(41,345)	$3,780,939

Year to Date September 30, 2003
	$1,687	$1,918,136	$1,403,453	$—	$(29,800)	$3,293,476
Balance at January 1, 2003 (168,663,115 shares)
Comprehensive income:
Net income			362,719			362,719
Other comprehensive income (loss), net of tax effect of $(26)
Foreign currency translation adjustment, net of reclassification adjustments of $6,134 (net of tax)					(2,312)	(2,312)
Minimum pension liability adjustment					26	26
Unrealized gain on investment trusts					2,551	2,551
Cash flow hedges					(145)	(145)
Total comprehensive income						362,839

Issuance of common stock – net (9,236,707 shares)	92	251,179				251,271
Dividends on common stock ($1.38 per share)			(240,402)			(240,402)
Other		1,077	(43)			1,034

Ending balance at September 30, 2003 (177,899,822 shares)	$1,779	$2,170,392	$1,525,727	$—	$(29,680)	$3,668,218

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2004	2003

	(dollars in thousands)
	(unaudited)
Cash Flows from Continuing Operations
Operating Activities
Net income	$254,442	$362,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341,287	300,145
Income of discontinued operations, net of tax	—	(8,875)
Loss on impairment or disposal of subsidiaries and investments, net	38,268	—
Cumulative effect of changes in accounting principles, net of tax	—	(26,462)
Change in net position of energy risk management activities	(35,463)	(18,097)
Deferred income taxes and investment tax credits – net	81,649	35,828
Equity in earnings of unconsolidated subsidiaries	(18,095)	(11,652)
Allowance for equity funds used during construction	(1,122)	(7,111)
Regulatory assets deferrals	(55,877)	(47,863)
Regulatory assets amortization	74,176	74,277
Accrued pension and other postretirement benefit costs	(60,136)	(19,792)
Deferred costs under gas cost recovery mechanism	16,762	(31,803)
Cost of removal	(13,037)	(10,658)
Changes in current assets and current liabilities:
Accounts and notes receivable	358,465	338,099
Fuel, emission allowances, and supplies	(78,502)	(3,288)
Prepayments	(70,124)	(29,923)
Accounts payable	(161,574)	(364,181)
Accrued taxes and interest	(88,347)	(15,069)
Other assets	(14,726)	11,265
Other liabilities	68,087	58,130
Net cash provided by operating activities	636,133	585,689

Financing Activities
Change in short-term debt	783,258	(332,414)
Issuance of long-term debt	—	688,166
Redemption of long-term debt	(824,411)	(187,873)
Issuance of common stock	67,227	251,271
Dividends on common stock	(253,418)	(240,402)
Net cash provided by (used in) financing activities	(227,344)	178,748

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(473,354)	(498,013)
Proceeds from notes receivable	12,966	5,076
Withdrawal of restricted cash held on deposit	14,861	—
Acquisitions and other investments	(9,734)	(36,464)
Proceeds from disposition of subsidiaries and investments	29,726	51,252
Net cash used in investing activities	(425,535)	(478,149)

Net increase (decrease) in cash and cash equivalents from continuing operations	(16,746)	286,288
Cash and cash equivalents from continuing operations at beginning of period	169,120	200,112
Cash and cash equivalents from continuing operations at end of period	$152,374	$486,400

Cash Flows from Discontinued Operations
Operating activities	$(7,093)	$(7,285)
Financing activities	7,093	(13,484)
Investing activities	—	(202)
Net decrease in cash and cash equivalents from discontinued operations	—	(20,971)
Cash and cash equivalents from discontinued operations at beginning of period	—	20,971
Cash and cash equivalents from discontinued operations at end of period	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$219,100	$182,108
Income taxes	$46,272	$90,281
Non-cash financing activities:
Issuance of debt securities held as restricted cash	$54,890	$—

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS &
ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended September 30		Year to Date September 30
	2004	2003	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$493,742	$474,840	$1,386,625	$1,300,859
Gas	60,055	66,399	478,358	426,986
Total Operating Revenues	553,797	541,239	1,864,983	1,727,845

Operating Expenses
Fuel and purchased power	155,963	144,794	426,754	381,615
Gas purchased	19,721	32,223	290,656	252,074
Operation and maintenance	166,589	133,466	482,248	394,156
Depreciation	45,943	42,542	135,806	142,119
Taxes other than income taxes	45,316	44,553	158,816	154,810
Total Operating Expenses	433,532	397,578	1,494,280	1,324,774

Operating Income	120,265	143,661	370,703	403,071

Miscellaneous Income – Net	7,204	9,654	13,247	23,137
Interest Expense	24,083	29,514	68,934	84,781

Income Before Taxes	103,386	123,801	315,016	341,427

Income Taxes	39,313	44,938	118,179	125,347

Income Before Cumulative Effect of Changes in Accounting Principles	64,073	78,863	196,837	216,080

Cumulative effect of changes in accounting principles, net of tax (Note 1(d)(ii))	—	—	—	30,938

Net Income	$64,073	$78,863	$196,837	$247,018

Preferred Dividend Requirement	211	211	634	634

Net Income Applicable to Common Stock	$63,862	$78,652	$196,203	$246,384

Net Income	$64,073	$78,863	$196,837	$247,018

Other Comprehensive Income (Loss), Net of Tax	(2)	2,720	2,881	(307)

Comprehensive Income	$64,071	$81,583	$199,718	$246,711

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$9,225	$15,842
Restricted deposits	120	137
Notes receivable from affiliated companies	33,534	110,149
Accounts receivable less accumulated provision for doubtful accounts of $984 at September 30, 2004, and $1,602 at December 31, 2003	210,693	107,733
Accounts receivable from affiliated companies	48,243	58,406
Fuel, emission allowances, and supplies	185,720	135,948
Energy risk management current assets	178,155	72,830
Prepayments and other	51,697	15,049
Total Current Assets	717,387	516,094

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	2,232,418	2,155,457
Gas	1,155,415	1,104,797
Common	291,302	288,394
Total Utility Plant In Service	3,679,135	3,548,648
Construction work in progress	65,285	71,947
Total Utility Plant	3,744,420	3,620,595
Non-regulated property, plant, and equipment	3,627,899	3,576,187
Accumulated depreciation	2,719,785	2,625,568
Net Property, Plant, and Equipment	4,652,534	4,571,214

Other Assets
Regulatory assets	578,522	594,764
Energy risk management non-current assets	48,205	36,583
Other	89,320	90,824
Total Other Assets	716,047	722,171

Total Assets	$6,085,968	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$330,002	$217,652
Accounts payable to affiliated companies	34,714	136,470
Accrued taxes	177,519	146,216
Accrued interest	21,800	21,572
Notes payable and other short-term obligations (Note 4)	112,100	112,100
Notes payable to affiliated companies (Note 4)	242,039	49,126
Long-term debt due within one year	150,000	110,000
Energy risk management current liabilities	126,171	77,791
Other	36,304	32,319
Total Current Liabilities	1,230,649	903,246

Non-Current Liabilities
Long-term debt (Note 3)	1,309,738	1,458,807
Deferred income taxes	1,037,868	985,481
Unamortized investment tax credits	74,600	79,186
Accrued pension and other postretirement benefit costs	199,106	219,393
Accrued cost of removal	161,865	155,336
Energy risk management non-current liabilities	48,200	11,665
Other	66,689	69,687
Total Non-Current Liabilities	2,898,066	2,979,555

Commitments and Contingencies (Note 6)

Total Liabilities	4,128,715	3,882,801

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock – $8.50 par value; authorized shares – 120,000,000; outstanding shares – 89,663,086 at September 30, 2004, and December 31, 2003	762,136	762,136
Paid-in capital	586,528	586,528
Retained earnings	617,687	589,993
Accumulated other comprehensive loss	(29,583)	(32,464)
Total Common Stock Equity	1,936,768	1,906,193

Total Liabilities and Shareholders’ Equity	$6,085,968	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$196,837	$247,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135,806	142,119
Deferred income taxes and investment tax credits – net	47,546	35,406
Cumulative effect of changes in accounting principles, net of tax	—	(30,938)
Change in net position of energy risk management activities	(32,032)	(24,465)
Allowance for equity funds used during construction	(699)	(2,566)
Regulatory assets deferrals	(28,231)	(17,984)
Regulatory assets amortization	41,688	31,411
Accrued pension and other postretirement benefit costs	(20,287)	4,719
Deferred costs under gas cost recovery mechanism	16,762	(31,803)
Cost of removal	(5,490)	—
Changes in current assets and current liabilities:
Accounts and notes receivable	(20,238)	157,926
Fuel, emission allowances, and supplies	(49,786)	(29,517)
Prepayments	(36,751)	(8,040)
Accounts payable	11,201	(163,059)
Accrued taxes and interest	31,839	44,048
Other assets	(14,009)	6,990
Other liabilities	5,973	(15,350)

Net cash provided by operating activities	280,129	345,915

Financing Activities
Change in short-term debt, including net affiliate notes	196,383	(44,374)
Issuance of long-term debt	—	256,198
Redemption of long-term debt	(110,000)	(100,000)
Dividends on preferred stock	(634)	(634)
Dividends on common stock	(168,509)	(166,655)

Net cash used in financing activities	(82,760)	(55,465)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(219,307)	(236,235)
Proceeds from disposition of subsidiaries and investments	15,321	—

Net cash used in investing activities	(203,986)	(236,235)

Net increase (decrease) in cash and cash equivalents	(6,617)	54,215

Cash and cash equivalents at beginning of period	15,842	45,336

Cash and cash equivalents at end of period	$9,225	$99,551

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$65,629	$69,321
Income taxes	$16,646	$38,146

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended September 30		Year to Date September 30
	2004	2003	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$480,089	$437,084	$1,310,812	$1,210,157

Operating Expenses
Fuel and purchased power	160,541	177,786	436,937	466,656
Operation and maintenance	134,586	118,848	399,788	361,146
Depreciation	62,106	41,360	165,996	121,776
Taxes other than income taxes	10,481	10,322	41,014	42,354
Total Operating Expenses	367,714	348,316	1,043,735	991,932

Operating Income	112,375	88,768	267,077	218,225

Miscellaneous Income (Expense) – Net	2,213	(2,221)	5,777	5,348
Interest Expense	24,864	22,147	66,489	64,574

Income Before Taxes	89,724	64,400	206,365	158,999

Income Taxes	41,237	26,808	91,626	64,107

Income Before Cumulative Effect of a Change in Accounting Principle	48,487	37,592	114,739	94,892

Cumulative effect of a change in accounting principle, net of tax (Note 1(d)(ii))	—	—	—	(494)

Net Income	$48,487	$37,592	$114,739	$94,398

Preferred Dividend Requirement	647	647	1,940	1,940

Net Income Applicable to Common Stock	$47,840	$36,945	$112,799	$92,458

Net Income	$48,487	$37,592	$114,739	$94,398

Other Comprehensive Income (Loss), Net of Tax	(614)	(77)	(248)	2,247

Comprehensive Income	$47,873	$37,515	$114,491	$96,645

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$32,108	$6,565
Restricted deposits	140,644	92,675
Notes receivable from affiliated companies	31,295	65,715
Accounts receivable less accumulated provision for doubtful accounts of $209 at September 30, 2004, and $1,110 at December 31, 2003	44,563	37,194
Accounts receivable from affiliated companies	2,390	459
Fuel, emission allowances, and supplies	128,092	149,392
Energy risk management current assets	4,544	7,959
Prepayments and other	5,424	5,303
Total Current Assets	389,060	365,262

Property, Plant, and Equipment – at Cost
Utility plant in service	6,370,633	6,183,475
Construction work in progress	217,203	203,512
Total Utility Plant	6,587,836	6,386,987
Accumulated depreciation	2,256,363	2,133,235
Net Property, Plant, and Equipment	4,331,473	4,253,752

Other Assets
Regulatory assets	414,395	417,387
Energy risk management non-current assets	2,396	7,061
Other investments	68,451	66,803
Other	38,938	29,372
Total Other Assets	524,180	520,623

Total Assets	$5,244,713	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$80,001	$58,286
Accounts payable to affiliated companies	44,884	69,746
Accrued taxes	71,963	69,419
Accrued interest	26,926	26,615
Notes payable and other short-term obligations (Note 4)	135,500	80,500
Notes payable to affiliated companies (Note 4)	153,589	188,446
Long-term debt due within one year	51,100	—
Energy risk management current liabilities	4,328	14,744
Other	24,295	25,636
Total Current Liabilities	592,586	533,392

Non-Current Liabilities
Long-term debt	1,669,821	1,720,476
Deferred income taxes	624,143	573,946
Unamortized investment tax credits	27,377	29,698
Accrued pension and other postretirement benefit costs	185,843	193,336
Accrued cost of removal	358,979	335,520
Energy risk management non-current liabilities	1,028	2,796
Other	81,580	74,958
Total Non-Current Liabilities	2,948,771	2,930,730

Commitments and Contingencies (Note 6)

Total Liabilities	3,541,357	3,464,122

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,333

Common Stock Equity
Common stock – without par value; $.01 stated value; authorized shares – 60,000,000; outstanding shares – 53,913,701 at September 30, 2004, and December 31, 2003	539	539
Paid-in capital	627,274	627,274
Retained earnings	1,046,879	1,018,790
Accumulated other comprehensive loss	(13,669)	(13,421)
Total Common Stock Equity	1,661,023	1,633,182

Total Liabilities and Shareholders’ Equity	$5,244,713	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$114,739	$94,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,996	121,776
Cumulative effect of a change in accounting principle, net of tax	—	494
Deferred income taxes and investment tax credits – net	48,045	14,370
Change in net position of energy risk management activities	(4,104)	(1,731)
Allowance for equity funds used during construction	(423)	(4,545)
Regulatory assets deferrals	(27,646)	(29,879)
Regulatory assets amortization	32,488	42,867
Accrued pension and other postretirement benefit costs	(7,493)	(7,471)
Cost of removal	(7,547)	(10,658)
Changes in current assets and current liabilities:
Accounts and notes receivable	25,120	65,280
Fuel, emission allowances, and supplies	21,300	27,971
Prepayments	(820)	(154)
Accounts payable	(3,147)	(164,989)
Accrued taxes and interest	2,855	14,388
Other assets	(12,655)	(6,824)
Other liabilities	4,956	(909)

Net cash provided by operating activities	351,664	154,384

Financing Activities
Change in short-term debt, including net affiliate notes	(34,857)	(8,091)
Issuance of long-term debt	—	431,968
Redemption of long-term debt	—	(459,865)
Contribution from parent	—	200,000
Dividends on preferred stock	(1,940)	(1,940)
Dividends on common stock	(84,709)	(73,324)

Net cash provided by (used in) financing activities	(121,506)	88,748

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(217,413)	(231,201)
Withdrawal of restricted cash held on deposit	14,861	—
Other investments	(2,063)	(2,486)

Net cash used in investing activities	(204,615)	(233,687)

Net increase in cash and cash equivalents	25,543	9,445

Cash and cash equivalents at beginning of period	6,565	2,007

Cash and cash equivalents at end of period	$32,108	$11,452

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$74,245	$72,455
Income taxes	$28,302	$50,419

Non-cash financing activities:
Issuance of promissory notes to affiliated company for acquisition of assets	$—	$375,969
Issuance of debt securities held as restricted cash	$54,890	$—

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

THE UNION LIGHT, HEAT
AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME

	Quarter Ended September 30		Year to Date September 30
	2004	2003	2004	2003
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$63,751	$64,199	$176,698	$170,224
Gas	11,119	11,240	85,243	75,007
Total Operating Revenues	74,870	75,439	261,941	245,231

Operating Expenses
Electricity purchased from parent company for resale	45,461	44,546	124,768	120,805
Gas purchased	5,214	5,620	53,528	46,570
Operation and maintenance	14,893	14,689	42,448	41,068
Depreciation	4,992	4,554	14,944	13,582
Taxes other than income taxes	(567)	1,135	2,110	3,417
Total Operating Expenses	69,993	70,544	237,798	225,442

Operating Income	4,877	4,895	24,143	19,789

Miscellaneous Income – Net	294	886	1,035	3,266
Interest Expense	1,263	1,548	3,760	4,520

Income Before Taxes	3,908	4,233	21,418	18,535

Income Taxes	1,608	1,667	8,139	7,058

Net Income	$2,300	$2,566	$13,279	$11,477

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

ASSETS

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$7,699	$1,899
Notes receivable from affiliated companies	5,301	17,906
Accounts receivable less accumulated provision for doubtful accounts of $17 at September 30, 2004, and $192 at December 31, 2003	1,937	2,458
Accounts receivable from affiliated companies	169	4,407
Fuel and supplies	10,789	7,936
Prepayments and other	427	279
Total Current Assets	26,322	34,885

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	283,525	273,895
Gas	251,354	239,670
Common	53,551	53,297
Total Utility Plant In Service	588,430	566,862
Construction work in progress	6,887	6,165
Total Utility Plant	595,317	573,027
Accumulated depreciation	186,142	176,368
Net Property, Plant, and Equipment	409,175	396,659

Other Assets
Regulatory assets	13,182	13,224
Other	716	3,903
Total Other Assets	13,898	17,127

Total Assets	$449,395	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	September 30 2004	December 31 2003
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$3,145	$13,431
Accounts payable to affiliated companies	18,701	21,131
Accrued taxes	5,804	298
Accrued interest	997	1,230
Notes payable to affiliated companies (Note 4)	36,895	45,233
Other	6,738	6,815
Total Current Liabilities	72,280	88,138

Non-Current Liabilities
Long-term debt	54,708	54,685
Deferred income taxes	59,546	55,488
Unamortized investment tax credits	2,687	2,879
Accrued pension and other postretirement benefit costs	14,829	16,953
Accrued cost of removal	29,029	27,443
Other	13,681	13,729
Total Non-Current Liabilities	174,480	171,177

Commitments and Contingencies (Note 6)

Total Liabilities	246,760	259,315

Common Stock Equity
Common stock – $15.00 par value; authorized shares – 1,000,000; outstanding shares – 585,333 at September 30, 2004, and December 31, 2003	8,780	8,780
Paid-in capital	23,541	23,541
Retained earnings	170,803	157,524
Accumulated other comprehensive loss	(489)	(489)
Total Common Stock Equity	202,635	189,356

Total Liabilities and Shareholder’s Equity	$449,395	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year to Date September 30
	2004	2003
	(dollars in thousands)
	(unaudited)
Operating Activities
Net income	$13,279	$11,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,944	13,582
Deferred income taxes and investment tax credits – net	3,865	4,157
Allowance for equity funds used during construction	12	(224)
Regulatory assets deferrals	(1,139)	(424)
Regulatory assets amortization	1,046	505
Accrued pension and other postretirement benefit costs	(2,124)	338
Deferred costs under gas cost recovery mechanism	3,990	(7,279)
Cost of removal	(1,267)	—
Changes in current assets and current liabilities:
Accounts and notes receivable	17,364	10,776
Fuel and supplies	(2,853)	(1,592)
Prepayments	(148)	(102)
Accounts payable	(12,716)	(10,047)
Accrued taxes and interest	5,273	2,453
Other assets	409	1,071
Other liabilities	(1,178)	375

Net cash provided by operating activities	38,757	25,066

Financing Activities
Change in short-term debt, including net affiliate notes	(8,338)	9,650
Dividends on common stock	—	(6,305)

Net cash provided by (used in) financing activities	(8,338)	3,345

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(24,619)	(27,229)

Net cash used in investing activities	(24,619)	(27,229)

Net increase in cash and cash equivalents	5,800	1,182

Cash and cash equivalents at beginning of period	1,899	3,926

Cash and cash equivalents at end of period	$7,699	$5,108

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$3,814	$4,240
Income taxes	$4	$3,001

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

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles.  Key estimates and judgments include:

•                  Valuing derivative contracts used in our energy marketing and trading activities;

•                  Evaluating the regulatory recoverability of various costs;

•                  Providing reserves for contingencies, including legal, environmental, and income taxes;

•                  Calculations of unbilled revenues; and

•                  Evaluating various non-regulated fixed assets and investments for impairment.

These estimates and judgments are discussed more fully in Critical Accounting Policies in our 2003 10-K.  Actual results could differ, as these estimates and assumptions involve judgment about future events or performance.

(b)                                  Revenue Recognition

(i)           Utility Revenues

CG&E, PSI, and ULH&P (collectively, our utility operating companies) record Operating Revenues for electric and gas service when delivered to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenues, we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of September 30, 2004 and 2003, were as follows:

	2004	2003
	(in millions)
Cinergy	$137	$117
CG&E and subsidiaries	68	60
PSI	69	57
ULH&P	12	11

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

(c)                                  Derivatives

Cinergy designates derivatives as fair value hedges for certain volumes of our natural gas held in storage.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified gas held in storage) are included in Gas Operating Revenues in Cinergy’s Condensed Consolidated Statements of Income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the gas held in storage on a quarterly basis.  Selected information on Cinergy’s hedge accounting activities were as follows:

	Quarter Ended September 30, 2004	Year to Date September 30, 2004
	(in millions)

Portion of gain (loss) on hedging instruments determined to be ineffective and included in net income	$(3)	$—
Portion of gain (loss) on hedging instruments excluded from assessment of effectiveness and included in net income	(6)	(8)

Total	$(9)	$(8)

(d)                                  Accounting Changes

(i)           Consolidation of Variable Interest Entities (VIE)

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), which significantly changes the consolidation requirements for traditional special purpose entities (SPE) and certain other entities

NOTES TO CONDENSED FINANCIAL STATEMENTS

subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have voting rights, do not absorb first dollar losses, or receive returns.  These entities must be consolidated whenever Cinergy would be anticipated to absorb greater than 50 percent of the losses or receive greater than 50 percent of the returns.

In accordance with its two stage adoption guidance, we implemented Interpretation 46 for traditional SPEs on July 1, 2003, and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, did not have a material impact on our financial position or results of operations.

Cinergy also holds interests in several joint ventures, primarily engaged in cogeneration and energy efficiency operations, that are considered VIEs which do not require consolidation.  Our exposure to loss from our involvement with these entities is not material.

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

2.      Common Stock

As discussed in the 2003 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the nine months ended September 30, 2004, Cinergy issued approximately 2.7 million shares under these plans.

3.      Long-term Debt

In February 2004, CG&E repaid at maturity $110 million of its 6.45% First Mortgage Bonds.

In April 2004, Cinergy Corp. repaid at maturity $200 million of its 6.125% Debentures.

In September 2004, Cinergy Corp. repaid at maturity $500 million of its 6.25% Debentures.

4.      Notes Payable and Other Short-term Obligations

(a)                                  Short-term Notes

In April 2004, Cinergy Corp. successfully placed two senior unsecured revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, comprised of a $500 million 364-day facility and a $1 billion three-year facility.  These facilities replaced two facilities that were scheduled to expire in April and May of 2004, respectively.

NOTES TO CONDENSED FINANCIAL STATEMENTS

At September 30, 2004, Cinergy Corp. had approximately $582 million remaining unused and available capacity relating to its $1.5 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2005
Direct borrowing		$	$—	$
Commercial paper support			—

Total 364-day facility		500	—	500

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			912
Letter of credit support			6

Total three-year facility		1,000	918	82

Total Credit Facilities		$1,500	$918	$582

(b)                                  Commercial Paper

Cinergy Corp.’s commercial paper program is supported by Cinergy Corp.’s $1.5 billion revolving credit facilities.  The commercial paper program supports, in part, the short-term borrowing needs of CG&E and PSI and eliminates their need for separate commercial paper programs.  In September 2004, Cinergy Corp. expanded its commercial paper program from $800 million to a maximum outstanding principal amount of $1.5 billion.  As of September 30, 2004, Cinergy Corp. had $912 million in commercial paper outstanding.

(c)                                  Variable Rate Pollution Control Notes

In August 2004, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $55 million principal amount of its Environmental Revenue Bonds, Series 2004A, due August 2039.  The initial interest rate for the bonds was 1.13 percent and is reset weekly.  Proceeds from the borrowing will be used for the acquisition and construction of various solid waste disposal facilities located at various generating stations in Indiana.  The $55 million is being held in escrow by an independent trustee and will be drawn upon as facilities are built.  Holders of these notes are entitled to credit enhancement in the form of a standby letter of credit which, if drawn upon, provides for the payment of both interest and principal on the notes.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations on Cinergy’s and PSI’s balance sheets.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies.

	September 30, 2004		December 31, 2003
	Established Lines	Outstanding	Established Lines	Outstanding
	(in millions)
Cinergy
Cinergy Corp.
Revolving lines	$1,500	$—	$1,000	$—
Uncommitted lines(1)	40	—	40	—
Commercial paper(2)		912		146

Utility operating companies
Uncommitted lines(1)	75	—	75	—
Pollution control notes		248		193

Non-regulated subsidiaries
Revolving lines	14	10	19	10
Short-term debt		2		2
Pollution control notes		25		—

Cinergy Total		$1,197		$351

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15	$—
Pollution control notes		112		112
Money pool		242		49

CG&E Total		$354		$161

PSI
Uncommitted lines(1)	$60	$—	$60	$—
Pollution control notes		136		81
Money pool		154		188

PSI Total		$290		$269

ULH&P
Money pool		$37		$45

ULH&P Total		$37		$45

(1)	These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.

(2)	In September 2004, Cinergy Corp. increased its commercial paper program limit from $800 million to $1.5 billion. The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

In our credit facilities, Cinergy Corp. has covenanted to maintain:

•                  a consolidated net worth of $2 billion; and

•                  ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

A breach of these covenants could result in the termination of the credit facilities and the acceleration of the related indebtedness.  In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

•                  bankruptcy;

NOTES TO CONDENSED FINANCIAL STATEMENTS

•                  defaults in the payment of other indebtedness; and

•                  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.

5.      Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of September 30, 2004, approximately 90 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s or Moody’s Investors Service is used; otherwise, Cinergy’s internal rating of the counterparty is used.  The remaining 10 percent represents $65 million with counterparties rated non-investment grade.

As of September 30, 2004, CG&E had a concentration of trading credit exposure of approximately $39 million with two counterparties accounting for greater than 10 percent of CG&E’s total trading credit exposure.  These counterparties are rated investment grade.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

under the NOX SIP Call.  Various states and industry groups challenged the final rules in the Court of Appeals for the District of Columbia Circuit, but the court upheld the key provisions of the rules.

The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the final NOX SIP Call, which includes Indiana, Kentucky, and Ohio.  All three states have adopted a cap and trade program as the mechanism to achieve the required reductions.  In September 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control and other equipment to reduce NOX emissions.  We have installed selective catalytic reduction units (SCR) and other pollution controls and implemented certain combustion improvements at various generating stations to meet the May 2004 compliance deadline under the NOX SIP Call.  Cinergy also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate.  We currently estimate that we will incur capital costs of approximately $44 million in addition to $757 million already incurred to comply with this program.

(ii)          Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards.  Depending on the EPA’s final disposition of the pending petition and its proposal discussed above, Cinergy’s generating stations could become subject to requirements for additional sulfur dioxide and NOX emissions reductions.  It is unclear at this time whether any additional reductions would be necessary beyond those required under the CAA.

(iii)         Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana (District Court) against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Generating Station (Miami Fort Station), and PSI’s Cayuga Generating Station, Gallagher Generating Station, Wabash River Generating Station, and Gibson Generating Station (Gibson Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in February 2006.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

violation.  This suit is being defended by CSP.  In April 2001, the District Court in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Cinergy, DP&L and CSP for alleged violations of the CAA at this same generating station.

It is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to defend against the allegations, discussed above, vigorously in court.

 (iv)        Carbon Dioxide (CO2 ) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy and American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend this lawsuit vigorously in court and filed a motion to dismiss with the other defendants in September 2004; however, we are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

(v)           Selective Catalytic Reduction Units at Gibson Generating Station

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern over an acid aerosol mist haze (plume) sometimes occurring in areas near the plant.  Portions of the plume from those units’ stacks appeared to break apart and descend to ground level at certain times under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management (IDEM), United States EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explore alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

NOTES TO CONDENSED FINANCIAL STATEMENTS

We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

(vi)         Manufactured Gas Plant (MGP) Sites

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

The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The IDEM oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites for which PSI has primary responsibility.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(vii)        Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 100 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI received an adverse ruling in its initial appeal of the negligence claim verdict, but the Indiana Supreme Court accepted the transfer of the case, and heard oral argument in June 2004.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

(b)                                  Regulatory

(i)           PSI Retail Electric Rate Case

In December 2002, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) seeking approval of an increase in base retail electric rates and approval of certain rate recovery mechanisms.  In May 2004, the IURC issued an order in this case and, consequently, PSI implemented base retail electric rate changes to its tariffs.  When combined with revenue increases attributable to PSI’s environmental construction-work-in-progress tracking mechanism, the order results in an approximate $140 million increase in annual revenues.  PSI’s original request for an approximate $180 million annual revenue increase was reduced by approximately $20 million for a lower return on equity, approximately $15 million related to profits from off-system sales (subject to future adjustment through a tracking mechanism and a 50/50 sharing agreement), and approximately $5 million of additional items.  The order authorizes full recovery of all requested regulatory assets and an overall 7.3 percent return, including a 10.5 percent return on equity.  In addition, the IURC’s order provides PSI the continuation of a purchased power tracker and the establishment of new trackers for future NOX emission allowance costs and certain costs related to the Midwest Independent System Operator, Inc.

(ii)          CG&E Rate Filings

As discussed in more detail in the 2003 10-K, CG&E made multiple rate filings in 2003 with the Public Utilities Commission of Ohio (PUCO) seeking approval of CG&E's methodology for establishing market-based rates for generation service at the end of the market development period and to recover investments made in the transmission and distribution system.  In December 2003, these filings, and CG&E's proposal for establishing its post-market development period market pricing methodology, were consolidated for hearing before the PUCO.  In addition, the PUCO requested in these proceedings that CG&E propose a rate stabilization plan as an alternative to market-based rates so as to mitigate the potential for significant rate increases when the market development (frozen rate) period comes to an end.  There is no requirement in Ohio law that CG&E file such a plan.  However, in January 2004, CG&E filed its proposed rate stabilization plan.

In May 2004, CG&E entered into a settlement agreement with many of the parties to these proceedings requesting that the PUCO approve a modified version of the rate stabilization plan.  Under this plan, CG&E would begin to collect a non-bypassable provider of last resort (POLR) charge intended to provide recovery for increased capacity reserves, environmental compliance and emission allowance expenditures.  The plan also established a bypassable generation charge, which included a fuel cost recovery mechanism.  It allowed for a two-year extension of the residential regulatory transition charge (RTC) in 2009 and 2010 and a three-year extension of the five percent residential generation rate reduction in the years 2006-2008.  Finally, it provided for deferral and recovery of certain transmission and distribution costs.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In September 2004, the PUCO issued an order seeking to modify several key provisions of this settlement.  The PUCO order, among other things, would not allow extension of the RTC for residential customers or permit deferral and recovery of certain transmission and distribution costs from residential customers. The PUCO order would allow CG&E to end the five percent generation rate reduction for residential customers (i.e., increase the residential generation rate by five percent) beginning January 1, 2006, but would also allow certain customers who have switched to another generation supplier to entirely avoid the POLR charge.  As a result of these modifications, CG&E filed a petition for rehearing in October 2004.  The rehearing petition requests one of the following to be effective January 1, 2005 for non-residential customers and January 1, 2006 for residential customers:

•      Approval of the modified rate stabilization plan reflected in the May 2004 settlement (as discussed above);

•      Approval of a further modified rate stabilization plan, which includes some of the same provisions as the May 2004 plan.  However, this plan (a) changes the POLR charge to provide recovery only for environmental compliance expenditures and allows customers that have switched to by-pass this charge, (b) adds an infrastructure maintenance fund charge, (c) adds a system reliability tracker that would provide recovery primarily for capacity and purchased power, (d) includes recovery of emission allowances costs as part of the fuel cost recovery mechanism, and (e) ends the five percent generation rate reduction for residential customers but does not include an extension of the residential RTC; or

•      Approval to proceed with market-based rates, which is permitted under CG&E’s existing transition plan.

A rehearing order is expected in the fourth quarter of 2004.  We cannot predict the outcome of this proceeding.  Because the rate stabilization plan is a voluntary filing on CG&E's part, CG&E may reject the PUCO's order if it provides for a rate stabilization plan that is unacceptable to CG&E.

In conjunction with the consolidated filings discussed above, CG&E has also filed an application for an annual increase of approximately $78 million in electric distribution base rates, to be effective in the first quarter of 2005 for non-residential customers and January 1, 2006 for residential customers.  The proposed rate stabilization plans described above provide for CG&E to withdraw this base rate case upon approval of the rate stabilization plan.  In such event, CG&E can then file a new distribution base rate case, with rates to become effective January 1, 2006.  If the PUCO's order on rehearing provides for a rate stabilization plan that is unacceptable to CG&E, CG&E may seek to proceed immediately with market-based rates for its commercial, industrial and other public authority customer classes and also proceed immediately with this base rate case for such classes.  Market based rates must be approved by the PUCO and would eliminate the various deferral and recovery mechanisms contemplated with the rate stabilization plan.

(iii)         ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the Kentucky Public Service Commission (KPSC) requesting, among other things, deferral of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The costs would be recovered through a tracking mechanism for an initial three year period, with the possibility of renewal up to ten years.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  Through September 30, 2004, ULH&P has recovered approximately $3.9 million under this tracking mechanism.  The Kentucky Attorney General has

NOTES TO CONDENSED FINANCIAL STATEMENTS

appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

(iv)         Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  Cinergy has approximately 180,000 SHA risers on its distribution system, of which approximately 150,000 are in CG&E’s service area and approximately 30,000 are in ULH&P’s service area.  Further investigation to determine whether any additional SHA risers will need maintenance or replacement is estimated to be completed by the end of the third quarter of 2005.  If CG&E and ULH&P determine that replacement of all SHA risers is appropriate, we currently estimate that the replacement cost could be approximately $70 million for CG&E, which includes approximately $10 million for ULH&P.  CG&E and ULH&P would pursue recovery of this cost through rates.  At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

(c)                                  Other

(i)           Gas Customer Choice

In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative.  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to The Energy Cooperative's removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.  Subsequently, these class action suits were amended and consolidated into one suit (Class-action).  In October 2001, Cinergy, CG&E, and Investments initiated litigation against The Energy Cooperative requesting indemnification by The Energy Cooperative for the claims asserted by former customers in the Class-action litigation (Cinergy lawsuit).

In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by The Energy Cooperative and Resources (Energy Cooperative lawsuit).  This lawsuit concerned any obligations or liabilities Investments may have had to The Energy Cooperative following its sale of Resources.  All three matters were settled in the second quarter of 2004.  In the Energy Cooperative lawsuit, The Energy Cooperative agreed to indemnify Cinergy, CG&E and Investments for the claims asserted by the former residential customers in the Class-action litigation.  In exchange, Cinergy has agreed to settle claims that it brought in the Cinergy lawsuit.  The settlement is pending final court approval.  None of these settlements are material to Cinergy’s financial position or results of operations.

(ii)          Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  As has been previously reported by the press, the CFTC has served subpoenas on numerous

NOTES TO CONDENSED FINANCIAL STATEMENTS

other energy companies.  The CFTC request sought certain information regarding our trading activities, including price reporting to energy industry publications for the period May 2000 through January 2001.  Based on our review of these matters, we terminated one employee and took disciplinary action on a second employee.  We have been cooperating fully with the CFTC and are negotiating to resolve this investigation.

In August 2003, Cinergy, along with Cinergy Marketing & Trading (Marketing & Trading) and 37 other companies, was named as a defendant in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000, and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Two similar lawsuits have subsequently been filed, and these three lawsuits have been consolidated for pretrial purposes.  Plaintiffs filed a consolidated class action complaint in January 2004.  Cinergy’s motion to dismiss was granted in September 2004 and Marketing & Trading’s motion to dismiss is currently before the court.  We believe this action is without merit and intend to defend this lawsuit vigorously.

In the second quarter of 2003, Cinergy received initial and follow-up third-party subpoenas from the Securities and Exchange Commission (SEC) requesting information related to particular trading activity with one of its counterparties who was the target of an investigation by the SEC.  Cinergy has fully cooperated with the SEC in connection with this matter.

Cinergy has also been cooperating with the Assistant United States Attorney in the Southern District of Texas regarding various investigations the Assistant United States Attorney has into energy market practices.  We understand that we are neither a target nor are we under investigation by the Department of Justice in relation to these communications.

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

(iv)         Synthetic Fuel

In July 2002, Cinergy Capital & Trading acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits (through 2007) in accordance with Internal Revenue Code (IRC) Section 29 if certain requirements are satisfied.  The three key requirements are that (a) the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel, (b) the fuel produced is sold to an unrelated entity and (c) the fuel was produced from a facility that was placed in service before July 1, 1998.

NOTES TO CONDENSED FINANCIAL STATEMENTS

During the third quarter of 2004, several unrelated entities announced the Internal Revenue Service’s (IRS) intent to challenge the placed in service dates of some of the entities’ synthetic fuel plants.  A successful IRS challenge could result in disallowance of all credits previously claimed for fuel produced by the subject plants.  Cinergy’s sale of synthetic fuel has generated approximately $189 million in tax credits through September 2004.

The IRS has not yet audited Cinergy for any tax year in which Cinergy has claimed Section 29 credits related to synthetic fuel.  However, it is reasonable to anticipate that the IRS will evaluate the placed in service date and other key requirements for claiming the credit.

Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility that specifically addressed the significant chemical change requirement.  Additionally, although not addressed in the letter ruling, we believe that our facility’s in service date meets the Section 29 requirements.

IRC Section 29 also provides for a phase out of the credit based on the price of crude oil.  The phase-out is based on a prescribed calculation and definition of crude oil prices within the IRC.  Although the price of crude oil has increased significantly in 2004, we presently do not expect any impact on our ability to utilize Section 29 credits in 2004.  Our results for the nine months ended September 30, 2004 include $69 million of tax credits.  If crude oil prices continue to increase, our ability to utilize credits beyond 2004 could be impacted.

(v)           Guarantees

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

Cinergy has guaranteed the payment of $11 million as of September 30, 2004, for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by certain directors, officers, and key employees.  The guarantees do not have a set termination date; however, the borrowings associated with these guarantees are due in the first quarter of 2005.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operations and maintenance agreements, and energy

NOTES TO CONDENSED FINANCIAL STATEMENTS

service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential liability to be $72 million under these guarantees as of September 30, 2004.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential liability is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred.  Cinergy has estimated the maximum potential liability, where estimable, to be $127 million under these indemnification provisions.  The termination period for the majority of matters provided by indemnification provisions in these types of agreements generally ranges from 2004 to 2009.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

7.     Pension and Other Postretirement Benefits

As discussed in the 2003 10-K, Cinergy Corp. sponsors both pension and other postretirement benefits plans.  Our qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.  In addition, we sponsor non-qualified pension plans that cover officers, certain other key employees, and non-employee directors.  We provide certain health care and life insurance benefits to retired United States employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Our benefit plans’ costs for the quarter and year to date ended September 30, 2004 and 2003, included the following components:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
Quarter Ended September 30	2004	2003	2004	2003	2004	2003
	(in millions)

Service cost	$8.8	$7.8	$1.2	$0.8	$1.2	$1.0
Interest cost	22.1	21.5	1.7	1.6	5.4	5.6
Expected return on plans’ assets	(20.1)	(20.2)	—	—	—	—
Amortization of transition (asset) obligation	(0.1)	(0.2)	—	—	0.1	0.9
Amortization of prior service cost	1.1	1.2	0.5	0.3	—	—
Recognized actuarial (gain) loss	0.5	—	0.7	0.5	1.9	1.3
Voluntary early retirement costs (Statement 88)(1)	—	2.1	—	—	—	—
Net periodic benefit cost	$12.3	$12.2	$4.1	$3.2	$8.6	$8.8

Year to Date September 30

Service cost	$26.4	$23.4	$3.6	$2.4	$3.8	$3.0
Interest cost	66.3	64.5	5.1	4.8	16.8	16.8
Expected return on plans’ assets	(60.3)	(60.6)	—	—	—	—
Amortization of transition (asset) obligation	(0.3)	(0.6)	—	—	1.0	2.6
Amortization of prior service cost	3.3	3.6	1.5	0.9	—	—
Recognized actuarial (gain) loss	1.5	—	2.1	1.5	5.9	3.9
Voluntary early retirement costs (Statement 88)(1)	—	6.3	—	—	—	—
Net periodic benefit cost	$36.9	$36.6	$12.3	$9.6	$27.5	$26.3

(1)	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88).

The net periodic benefit costs by registrant for the quarter and year to date ended September 30, 2004 and 2003, were as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
Quarter Ended September 30	2004	2003	2004	2003	2004	2003
	(in millions)

Cinergy(1)	$12.3	$12.2	$4.1	$3.2	$8.6	$8.8
CG&E and subsidiaries	3.7	2.4	0.2	0.2	2.0	2.3
PSI	3.2	2.9	0.2	0.2	4.7	4.4
ULH&P	0.4	0.3	—	—	0.2	0.2

Year to Date September 30

Cinergy(1)	$36.9	$36.6	$12.3	$9.6	$27.5	$26.3
CG&E and subsidiaries	11.1	7.2	0.6	0.6	6.6	6.9
PSI	9.6	8.7	0.6	0.6	14.7	13.2
ULH&P	1.2	0.9	—	—	0.6	0.6

(1)	The results of Cinergy also include amounts related to non-registrants.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduced a prescription drug benefit to retirees as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is actuarially equivalent to the benefit provided by Medicare.  We believe that our

NOTES TO CONDENSED FINANCIAL STATEMENTS

coverage for prescription drugs is at least actuarially equivalent to the benefits provided by Medicare for most current retirees because our benefits for that group substantially exceed the benefits provided by Medicare, thereby allowing us to qualify for the subsidy.  We have accounted for the subsidy as a reduction of our accumulated postretirement benefit obligation (APBO).  The APBO was reduced by approximately $17 million and will be amortized as an actuarial gain over future periods, thus reducing future benefit costs.  The impact on our 2004 net periodic benefit cost is not material.  Our accounting treatment for the subsidy is consistent with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

8.     Investment Activity

(a)                                  Investment Impairment

Cinergy holds a portfolio of direct and indirect investments in the Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure) (discussed further in Note 9).  During 2004, Cinergy recognized approximately $49 million in impairment charges associated with this portfolio.  The majority of these charges relate to a company in which Cinergy holds a non-controlling interest, that agreed to sell its major assets.  This company is involved in the development and sale of outage management software.  Based on the terms of the transaction, Cinergy concluded that this cost method investment was other-than-temporarily impaired.  These impairment charges are included in Miscellaneous Income (Expense) – Net in Cinergy’s Condensed Consolidated Statements of Income.

(b)                                  Sale of Investment

Power Technology and Infrastructure holds an investment in a company that develops, owns and operates wireless communication towers.  In July 2004, this company agreed to sell the majority of its assets.  The transaction is expected to close in the fourth quarter of 2004 and we would anticipate recording a gain of approximately $20 million relating to this sale at that time.  These earnings will be reflected in Equity in Earnings of Unconsolidated Subsidiaries in Cinergy’s Condensed Consolidated Statements of Income.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Power Technology and Infrastructure primarily manages Cinergy Ventures, LLC (Ventures).  Ventures identifies, invests in, and integrates new energy technologies into Cinergy’s existing businesses, focused primarily on operational efficiencies and clean energy technologies.  In addition, Power Technology and Infrastructure manages our investments in other energy infrastructure and telecommunication service providers.

Following are the financial results by business unit.  Certain prior year amounts have been reclassified to conform to the current presentation.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Financial results by business unit for the quarters ended September 30, 2004, and September 30, 2003, are as indicated below.

	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	Reconciling Eliminations (1)	Consolidated
	(in thousands)

Quarter ended September 30, 2004

Operating revenues
External customers	$432,284	$696,298	$1	$1,128,583	$—	$1,128,583
Intersegment revenues	45,701	59	—	45,760	(45,760)	—

Gross margins
Electric	201,373	458,930	—	660,303	—	660,303	(3)
Gas	5,622	39,884	—	45,506	—	45,506	(4)

Segment profit (loss)(2)	42,165	61,493	(10,735)	92,923	—	92,923

Quarter ended September 30, 2003

Operating revenues
External customers	$439,040	$652,965	$(28)	$1,091,977	$—	$1,091,977
Intersegment revenues	43,056	126	—	43,182	(43,182)	—

Gross margins
Electric	190,569	400,072	—	590,641	—	590,641	(3)
Gas	11,415	33,536	—	44,951	—	44,951	(4)

Segment profit (loss)(2)	52,204	62,814	(3,037)	111,981	—	111,981

(1)			The Reconciling Eliminations category eliminates the intersegment revenues of Commercial.
(2)			Management utilizes segment profit (loss), after taxes, to evaluate segment performance.
(3)			Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(4)			Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Financial results by business unit for year to date September 30, 2004 and September 30, 2003, are as indicated below.

	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in thousands)

Year to Date September 30, 2004

Operating revenues
External customers	$1,228,388	$2,242,585	$5	$3,470,978	$—	$3,470,978
Intersegment revenues	124,945	83	—	125,028	(125,028)	—

Gross margins
Electric	570,119	1,279,945	—	1,850,064	—	1,850,064	(3)
Gas	45,314	188,184	—	233,498	—	233,498	(4)

Segment profit (loss)(2)	117,637	176,786	(39,981)	254,442	—	254,442

Year to Date September 30, 2003

Operating revenues
External customers	$1,222,898	$2,070,984	$(25)	$3,293,857	$—	$3,293,857
Intersegment revenues	143,995	132	—	144,127	(144,127)	—

Gross margins
Electric	540,250	1,132,372	—	1,672,622	—	1,672,622	(3)
Gas	96,331	173,151	—	269,482	—	269,482	(4)

Discontinued operations, net of tax	8,875	—	—	8,875	—	8,875
Cumulative effect of changes in accounting principle, net of tax	26,462	—	—	26,462	—	26,462

Segment profit (loss)(2)	213,641	162,988	(13,910)	362,719	—	362,719

(1)	The Reconciling Eliminations category eliminates the intersegment revenues of Commercial.
(2)	Management utilizes segment profit (loss), after taxes, to evaluate segment performance.
(3)	Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(4)	Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Total segment assets at September 30, 2004, and December 31, 2003, are as indicated below:

	Cinergy Business Units
	Commercial	Regulated Businesses	Power Technology and Infrastructure	Total	All Other (1)	Consolidated
	(in thousands)

Segment assets from continuing operations	$5,362,090	$8,689,306	$132,793	$14,184,189	$59,141	$14,243,330
Segment assets from discontinued operations	—	—	—	—	—	—
Total segment assets at September 30, 2004	$5,362,090	$8,689,306	$132,793	$14,184,189	$59,141	$14,243,330

Segment assets from continuing operations	$5,360,886	$8,515,478	$175,619	$14,051,983	$62,722	$14,114,705
Segment assets from discontinued operations	4,501	—	—	4,501	—	4,501
Total segment assets at December 31, 2003	$5,365,387	$8,515,478	$175,619	$14,056,484	$62,722	$14,119,206

(1)	The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

NOTES TO CONDENSED FINANCIAL STATEMENTS

10.  Earnings Per Common Share (EPS)

A reconciliation of EPS – basic to EPS –diluted is presented below for the quarters ended September 30, 2004 and 2003:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended September 30, 2004
EPS – basic:
Net Income	$92,923	180,881	$0.51

Effect of dilutive securities:
Common stock options		616
Directors’ compensation plans		148
Contingently issuable common stock		710
Stock purchase contracts		1,123

EPS - diluted:
Net income plus assumed conversions	$92,923	183,478	$0.50

Quarter Ended September 30, 2003
EPS – basic:
Net Income	$111,981	177,751	$0.63

Effect of dilutive securities:
Common stock options		629
Directors’ compensation plans		148
Contingently issuable common stock		891
Stock purchase contracts		118

EPS - diluted:
Net income plus assumed conversions	$111,981	179,537	$0.62

Options to purchase shares of common stock are excluded from the calculation of EPS - diluted, if they are considered to be anti-dilutive.  Approximately 0.9 million and 2.1 million shares were excluded from the EPS - diluted calculation for the quarters ended September 30, 2004 and 2003, respectively.

Also excluded from the EPS - diluted calculation for the quarters ended September 30, 2004 and 2003, are up to 9.7 million and 10.7 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

NOTES TO CONDENSED FINANCIAL STATEMENTS

A reconciliation of EPS – basic to EPS –diluted is presented below for the year to date September 30, 2004 and 2003:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Year to Date September 30, 2004
EPS – basic:
Net Income	$254,442	180,129	$1.41

Effect of dilutive securities:
Common stock options		675
Directors’ compensation plans		148
Contingently issuable common stock		585
Stock purchase contracts		1,027

EPS - diluted:
Net income plus assumed conversions	$254,442	182,564	$1.39

Year to Date September 30, 2003
EPS – basic:
Income before discontinued operations and cumulative effect of changes in accounting principles	$327,382		$1.86
Discontinued operations, net of tax	8,875		0.05
Cumulative effect of changes in accounting principles, net of tax	26,462		0.15
Net Income	$362,719	175,944	$2.06

Effect of dilutive securities:
Common stock options		738
Directors’ compensation plans		147
Contingently issuable common stock		811
Stock purchase contracts		39

EPS - diluted:
Net income plus assumed conversions	$362,719	177,679	$2.04

Options to purchase shares of common stock are excluded from the calculation of EPS - diluted, if they are considered to be anti-dilutive.  Approximately 0.9 million and 2.1 million shares were excluded from the EPS - diluted calculation for the year to date September 30, 2004 and 2003, respectively.

Also excluded from the EPS - diluted calculation for the year to date September 30, 2004 and 2003, are up to 9.8 million and 10.8 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  The number of shares issuable pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

11.  Transfer of Generating Assets

In December 2002, the IURC approved a settlement agreement among PSI, the Indiana Office of the Utility Consumer Counselor, and the IURC Staff authorizing PSI’s purchases of the Henry County, Indiana and Butler County, Ohio, gas-fired peaking plants from two non-regulated affiliates.  In February 2003, the Federal Energy Regulatory Commission (FERC) issued an order under Section 203 of the Federal Power Act authorizing PSI’s acquisitions of the plants, which occurred on

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 5, 2003.  Subsequently, in April 2003, the FERC issued a tolling order allowing additional time to consider a request for rehearing filed in response to the February 2003 FERC order.  In September 2004, FERC issued an order denying the request for rehearing and affirming the acquisition of the plants.

In July 2003, ULH&P filed an application with the KPSC requesting a certificate of public convenience and necessity to acquire CG&E’s 68.9 percent ownership interest in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio.  In December 2003, the KPSC conditionally approved this application.  The transfer, which will be made at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through at least December 31, 2006.  In September 2004, ULH&P filed applications with the FERC and the SEC seeking regulatory approvals for aspects of this transaction.  At this time, ULH&P is unable to predict the outcome of this matter.

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

MANAGEMENT’S DISCUSSION & ANALYSIS

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

LIQUIDITY AND CAPITAL RESOURCES

Environmental Issues

In December 2003, the United States Environmental Protection Agency (EPA) proposed the Clean Air Interstate Rule (CAIR), formerly the Interstate Air Quality Rule, that would require states to revise their State Implementation Plans (SIP) to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide (SO2) and nitrogen oxide (NOX), affecting approximately 30 states, including Ohio, Indiana, and Kentucky, and would require SO2 and NOX emissions to be cut approximately 70 percent and 65 percent, respectively, by 2015.  The EPA is expected to issue final rules by December 2004.

In December 2003, the EPA also issued draft regulations regarding required reductions in mercury emissions from coal-fired power plants.  The draft regulations include two possible alternatives to address emissions reductions.  One alternative would include a cap and trade approach to mercury.  The other would be a source specific reduction in emissions, without a cap and trade approach.  The cap and trade approach would provide a longer compliance horizon and provide more flexible compliance options for coal-fired generators.  The cap and trade approach would require a reduction of approximately 30 percent by 2010 and 70 percent by 2018.  The source specific reduction approach would require a reduction of approximately 30 percent by 2008.  The EPA must issue final rules by March 2005.

Over the 2004-2008 time period, estimated capital costs associated with reducing mercury, SO2, and NOX in compliance with the currently proposed CAIR and mercury rule are not expected to exceed approximately $1.65 billion if the EPA approves the mercury cap and trade approach and approximately $2.15 billion if the EPA approves the source specific reduction approach without a cap and trade.  Approximately 55 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  CG&E has proposed three alternatives to the Public Utilities Commission of Ohio (PUCO) for determining rates after the market development period ends.  Two of these alternatives include partial recovery of depreciation and financing costs for 2005-2008.  See Note 6(b)(ii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for more details.

The mercury cap and trade approach would provide Cinergy with more flexible compliance options, including the purchase of allowances in lieu of further capital expenditures with respect to these investments.  The above estimates include estimated costs to comply at plants that we own but do not operate (which includes 14 percent and 34 percent of Cinergy’s and CG&E’s megawatt hour (MWh) capacity, respectively).  These costs may change when taking into consideration compliance plans of

MD&A - LIQUIDITY AND CAPITAL RESOURCES

co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Costs associated with mercury reduction may be different than those predicted, depending on the type of program the EPA finalizes and the stringency and timing of the ultimate requirements.

In May 2004, the EPA issued proposed revisions to its regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA is currently considering whether SO2 and NOX reductions under the CAIR regulation will also satisfy the reduction requirements under the regional haze rule.  However, the regional haze rule, when finalized, could potentially require significant additional SO2 and NOX reductions necessitating the installation of pollution controls for certain generating units at Cinergy’s power plants.  In light of the EPA’s ongoing rulemaking efforts and the fact that the states have yet to announce how they will implement the final rule, at this time, it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

In April 2004, the EPA made final state non-attainment area designations to implement the revised ozone standard.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard.  The EPA is also under a court ordered deadline to make final non-attainment area designations for the new fine particulate standard by December 15, 2004.  Several counties in which we operate are likely to be designated as non-attainment for the fine particulate standard.  Those counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance.  Although the EPA has attempted to structure the CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its financial position or results of operations.

Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy and American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend this lawsuit vigorously in court and filed a motion to dismiss with the other defendants in September 2004; however, we are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

Notice of Intent to Sue at Zimmer Generating Station (Zimmer Station)

In July 2004, Cinergy received a notice of intent to sue under the Clean Air Act (CAA) from attorneys representing citizens of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, which notice is required as a predicate to a citizen’s enforcement suit under the CAA.  The letter alleges that emissions from Zimmer Station violate the CAA and the Ohio SIP and are causing a public nuisance.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.

Selective Catalytic Reduction Units (SCR) at Gibson Generating Station (Gibson Station)

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern over an acid aerosol mist haze (plume) sometimes occurring in areas near the plant.  Portions of the plume from those units’ stacks appeared to break apart and descend to ground level at certain times under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management, United States EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explore alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

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

A FUCO is a company all of whose utility assets and operations are located outside the United States and which are used for the generation, transmission, or distribution of

MD&A - LIQUIDITY AND CAPITAL RESOURCES

electric energy for sale at retail or wholesale, or the distribution of gas at retail.  A FUCO may not derive any income, directly or indirectly, from the generation, transmission, or distribution of electric energy for sale or the distribution of gas at retail within the United States.  An entity claiming status as a FUCO must provide notification thereof to the SEC under PUHCA.

Cinergy has been granted SEC authority under PUHCA to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion.  As of September 30, 2004, we had invested or committed to invest approximately $0.9 billion in EWGs and FUCOs, leaving available investment capacity under the order of approximately $2.7 billion.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At September 30, 2004, we had invested and/or guaranteed approximately $0.9 billion of the $1.4 billion available.

In August 2004, Cinergy filed an application with the SEC requesting authority under PUHCA to increase its investment and/or guarantee amount by $2 billion above the current authorized amount.  Cinergy has requested the SEC to issue an order authorizing the increase in the fourth quarter of 2004.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the United States, Canada, and Mexico.  Energy-Related Assets include natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but would exclude any assets, facilities, or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of September 30, 2004, we did not have any investments in these Energy-Related Assets.

•                  Infrastructure Services Companies

Cinergy has been granted SEC authority under PUHCA to invest up to $500 million in companies that derive or will derive substantially all of their operating revenues from the sale of Infrastructure Services including:

MD&A - LIQUIDITY AND CAPITAL RESOURCES

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

At September 30, 2004, we had invested approximately $29 million in Infrastructure Services companies.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of September 30, 2004, we had $705 million outstanding under the guarantees issued, of which approximately 93 percent represents guarantees of obligations for entities consolidated in Cinergy’s financial statements.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  See Note 6(c)(v) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Marketing & Trading Liquidity Risks

Cinergy has certain contracts in place, primarily with trading counterparties, that may require the settlement of open positions or the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our September 30, 2004 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $140 million related to its gas and power trading operations, of which $78 million is related to CG&E.

Capital Resources

Cinergy, CG&E, PSI, and ULH&P meet current and future capital requirement needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.  Cinergy, CG&E, PSI, and ULH&P believe that they have adequate financial resources to meet their future needs.

Sales of Accounts Receivable

CG&E, PSI, and ULH&P have an agreement with Cinergy Receivables Company, LLC (Cinergy Receivables), an affiliate, to sell, on a revolving basis, nearly all of the retail accounts receivable and

MD&A - LIQUIDITY AND CAPITAL RESOURCES

related collections of CG&E, PSI, and ULH&P.  Cinergy Receivables funds its purchase with borrowings from commercial paper conduits that obtain a security interest in the receivables.  This program accelerates the collection of cash for CG&E, PSI, and ULH&P related to these retail receivables.  Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying special purpose entity (SPE).  A decline in the long-term senior unsecured credit ratings of CG&E, PSI, and ULH&P below investment grade would result in the termination of the sale program and discontinuance of future sales of receivables.

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and from the PUCO.  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The PUCO has regulatory jurisdiction over the issuance of short-term debt by CG&E.

	Short-term Regulatory Authority September 30, 2004
	(in millions)

	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$912
CG&E and subsidiaries	665		242
PSI	600		154
ULH&P	65		37

(1)

Cinergy Corp., under the PUHCA, has approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of short-term debt, long-term debt, and equity securities, to $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

For the purposes of quantifying regulatory authority, short-term debt includes revolving credit and uncommitted credit line borrowings, intercompany money pool obligations, and commercial paper. Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $1.5 billion revolving credit facilities and commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.

Variable Rate Pollution Control Notes

In August 2004, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $55 million principal amount of its Environmental Revenue Bonds, Series 2004A, due August 2039.  The initial interest rate for the bonds was 1.13 percent and is reset weekly.  Proceeds from the borrowing will be used for the acquisition and construction of various solid waste disposal facilities located at various generating stations in Indiana.  The $55 million is being held in escrow by an independent trustee and will be drawn upon as facilities are built.  Holders of these notes are entitled to credit enhancement in the form of a standby letter of credit, which if drawn upon, provides for the payment of both interest and principal on the notes.  Because the holders of these notes have

MD&A - LIQUIDITY AND CAPITAL RESOURCES

the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations on the balance sheets of Cinergy and PSI.

The following is a summary of outstanding short-term borrowings for Cinergy, CG&E, PSI, and ULH&P, including variable rate pollution control notes:

	Short-term Borrowings September 30, 2004
	Established Lines	Outstanding	Unused	Standby Liquidity(3)	Available Revolving Lines of Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$1,500	$—	$1,500	$918	$582
Uncommitted lines(1)	40	—	40
Commercial paper(2)		912	588

Utility operating companies
Uncommitted lines(1)	75	—	75
Pollution control notes		248

Non-regulated subsidiaries
Revolving lines	14	10	4		4
Short-term debt		2
Pollution control notes		25

Cinergy Total		$1,197			$586

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	$15
Pollution control notes		112
Money pool		242

CG&E Total		$354

PSI
Uncommitted lines(1)	$60	$—	$60
Pollution control notes		136
Money pool		154

PSI Total		$290

ULH&P
Money pool		$37

ULH&P Total		$37

(1)	These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.
(2)	In September 2004, Cinergy Corp. increased its commercial paper program limit from $800 million to $1.5 billion. The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.
(3)	Standby liquidity is reserved against the revolving lines to support the commercial paper program and outstanding letters of credit (currently $912 million and $6 million, respectively).

In April 2004, Cinergy Corp. successfully placed two senior unsecured revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, comprised of a $500 million 364-day facility

MD&A - LIQUIDITY AND CAPITAL RESOURCES

and a $1 billion three-year facility.  These facilities replaced two facilities that expired in April and May 2004.

At September 30, 2004, Cinergy Corp. had approximately $582 million remaining unused and available capacity relating to its $1.5 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

364-day senior revolving	April 2005
Direct borrowing		$	$—	$
Commercial paper support			—

Total 364-day facility		500	—	500

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			912
Letter of credit support			6

Total three-year facility		1,000	918	82

Total Credit Facilities		$1,500	$918	$582

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

MD&A - LIQUIDITY AND CAPITAL RESOURCES

A current summary of our long-term debt authorizations at September 30, 2004, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$5,000	$1,705	$3,295

CG&E and subsidiaries(2)
State Public Utility Commissions	$575	$—	$575
State Public Utility Commission - Tax-Exempt	250	—	250

PSI
State Public Utility Commission	$500	$—	$500
State Public Utility Commission - Tax-Exempt	250	55	195

ULH&P
State Public Utility Commission	$75	$—	$75

(1)

Cinergy Corp., under PUHCA, has approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of short-term debt, long-term debt, and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)	Includes amounts for ULH&P.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which approximately $574 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  ULH&P has an effective shelf registration statement with the SEC for the issuance of up to $75 million in unsecured debt securities, all of which remains available for issuance.  ULH&P also has effective shelf registration statements with the SEC relating to the issuance of up to $40 million in first mortgage bonds, of which $20 million remains available for issuance.

Off-Balance Sheet Arrangements

As discussed in the 2003 10-K, Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Cinergy’s primary off-balance sheet arrangements involve (a) the sale of accounts receivable to a qualifying SPE, and (b) a forward stock contract that will result in the issuances of between 9.2 and 10.8 million Cinergy Corp. common shares in February 2005.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

Securities Ratings

As of September 30, 2004, the major credit rating agencies rated our securities as follows:

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

Equity

As discussed in the 2003 10-K, Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the nine months ended September 30, 2004, Cinergy issued approximately 2.7 million shares under these plans.

MD&A - QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

The Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section.

2004 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended September 30, 2004 and 2003 were as follows:

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in thousands)

Net income	$92,923	$111,981	(19,058)	(17)	$64,073	$78,863	$(14,790)	(19)	$48,487	$37,592	$10,895	29

Electric gross margin(2)	660,303	590,641	69,662	12	337,779	330,046	7,733	2	319,548	259,298	60,250	23
Gas gross margin(3)	45,506	44,951	555	1	40,334	34,176	6,158	18	—	—	—	—

(1)	The results of Cinergy also include amounts related to non-registrants.
(2)	Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(3)	Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cinergy’s decrease in net income was primarily attributable to the following factors:

•                  Higher Operation and maintenance expense due, in part, to increased emission allowance expenses;

•                  Higher Depreciation expense; and

•                  Impairment and disposal charges on certain investments in the Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure) (reflected in Miscellaneous Income (Expense) — Net).

•                  These expenses were offset by higher electric gross margins and an adjustment to decrease the estimated annual effective tax rate.

CG&E’s decrease in net income was primarily attributable to the following factors:

•                  Higher Operation and maintenance expense due primarily to increased emission allowance expenses.

•                  These higher expenses were offset, in part, by higher electric and gas gross margins.

PSI’s increase in net income was primarily attributable to the following factors:

•                  Higher electric gross margins.

•                  These higher margins were offset, in part, by higher Operation and maintenance expense, higher Depreciation expense and an adjustment to increase the estimated annual effective tax rate.

MD&A -QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Electric Margins

Cinergy’s, CG&E’s, and PSI’s electric gross margins increased for the quarter ended September 30, 2004, as compared to the same period last year.  Cinergy’s and PSI’s variances include a higher price received per MWh primarily due to the Indiana Utility Regulatory Commission’s (IURC) approval of PSI’s average base retail electric rate increase of eight percent in May 2004.  This is discussed further in Note 6(b)(i) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements”.  For all three companies, growth in non-weather related demand was offset by a decline in MWh sales due to milder weather in the current period.  Cinergy’s and CG&E’s variances reflect an increase in net revenues on power marketing, trading, and origination contracts.

Cinergy’s and CG&E’s variances also reflect a decline due to an increase in the average price of fuel for the period.  Offsetting most of this decline was an increase in coal origination, which includes contract structuring and marketing of physical coal.

Electric Operating Revenues

Cinergy(1)				CG&E and subsidiaries				PSI
2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
				(in millions)

Retail	$792	$744	$48	6	$383	$377	$6	2	$409	$367	$42	11
Wholesale	139	141	(2)	(1)	59	65	(6)	(9)	56	61	(5)	(8)
Other	63	36	27	75	52	33	19	58	15	9	6	67
Total	$994	$921	$73	8	$494	$475	$19	4	$480	$437	$43	10

(1)              The results of Cinergy also include amounts related to non-registrants.

Heating degree-days and cooling degree-days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Heating degree-days and cooling degree-days in CG&E’s and PSI’s service territories for the quarters ended September 30, 2004 and 2003, were as follows:

	CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change

Heating degree-days(1)	36	72	(36)	(50)	42	91	(49)	(54)
Cooling degree-days(2)	540	638	(98)	(15)	535	642	(107)	(17)

(1)	Heating degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.
(2)	Cooling degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

Although cooling degree-days declined, retail electric operating revenues increased for Cinergy and PSI in the third quarter of 2004 as compared to 2003.  This was mainly due to an increase in the average retail price per MWh, which resulted in approximately $49 million and $45 million higher retail revenues for Cinergy and PSI, respectively.  The higher retail prices primarily reflect a higher

MD&A -QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

price received per MWh due to PSI’s base retail electric rate case.  For all three companies, growth in non-weather related demand was offset by a decline in MWh sales due to milder weather in the current period.

Electric wholesale revenues remained relatively flat for Cinergy and decreased for CG&E and PSI for the quarter ended September 30, 2004, as compared to 2003.  Cinergy’s wholesale revenues increased approximately $14 million from non-regulated energy service subsidiaries that started operations, or became fully consolidated, after September 30, 2003.  Additionally, net revenues on power marketing, trading, and origination contracts increased approximately $11 million.  The increase in power trading results is attributable to higher margins on physical and financial trading primarily related to regional spreads between the mideast and midwest markets.  These increases were offset by decreases in wholesale sales from generation available after serving regulated retail customers.

CG&E’s variance reflects decreases in wholesale sales from generation available after serving regulated retail customers.  Partially offsetting this decrease was an approximate $15 million increase in net revenues on power marketing, trading, and origination contracts.  The increase in power trading results is attributable to higher margins on physical and financial trading primarily related to regional spreads between the mideast and midwest markets.  The majority of PSI’s decrease was attributable to decreases in wholesale sales from generation available after serving regulated retail customers.

The decreases in wholesale sales from generation available after serving regulated retail customers were primarily caused by lower demand.  In addition, lower market prices caused our generation to be less economic when it was available for wholesale transactions.  As a result, there were fewer opportunities to sell into the wholesale market from generation in the third quarter of 2004, as compared to 2003.

Other electric operating revenues increased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2004, as compared to 2003.  Cinergy’s and CG&E’s higher other electric operating revenues reflect increases in coal origination of approximately $23 million.  Coal origination includes contract structuring and marketing of physical coal.  Cinergy’s, CG&E’s, and PSI’s increases also reflect approximately $8 million, $2 million, and $6 million, respectively, of higher transmission revenues primarily resulting from Midwest Independent System Operator, Inc. (Midwest ISO) operations.

Fuel and Purchased Power

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
					(in millions)

Fuel used for generation	$259	$270	$(11)	(4)	$99	$94	$5	5	$139	$164	$(25)	(15)
Coal origination costs	29	17	12	71	29	17	12	71	—	—	—	—
Total fuel	$288	$287	$1	—	$128	$111	$17	15	$139	$164	$(25)	(15)
Purchased power	46	43	3	7	28	34	(6)	(18)	22	14	8	57
Fuel and purchased power	$334	$330	$4	1	$156	$145	$11	8	$161	$178	$(17)	(10)

(1)	The results of Cinergy also include amounts related to non-registrants.

MD&A -QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Fuel

Fuel expense represents the cost of coal, natural gas, and oil that is used to generate electricity, and the cost of coal origination, which includes contract structuring and marketing of physical coal.  The following table details the changes to expense for fuel used in generation from the quarter ended September 30, 2003, to the quarter ended September 30, 2004:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel Expense – September 30, 2003	$270	$94	$164

Increase (Decrease) due to changes in:
Price of fuel	12	13	(1)
Deferred fuel cost	(14)	—	(14)
Fuel consumption	(18)	(8)	(10)
Non-regulated subsidiaries	9	—	—

Fuel Expense – September 30, 2004	$259	$99	$139

(1)	The results of Cinergy also include amounts related to non-registrants.

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

Purchased Power

Purchased power expense increased for Cinergy and PSI and decreased for CG&E for the quarter ended September 30, 2004, as compared to 2003.  Cinergy’s and PSI’s increases primarily reflect a greater volume of MWhs purchased to serve PSI’s native load and wholesale full requirements customers.  Partially offsetting Cinergy’s increase and primarily causing CG&E’s decrease was a reduction in the amount of MWhs purchased to serve CG&E’s wholesale full requirements customers and a lower price paid per MWh for these purchases.

Gas Margins

CG&E’s gas gross margins increased and Cinergy’s remained relatively flat for the quarter ended September 30, 2004, as compared to the same period last year.  CG&E’s gas margins increased by approximately $6 million primarily due to rate tariff adjustments.

Cinergy’s gas margins remained relatively flat as CG&E’s increase was offset by lower margins from our gas marketing and trading business.  Margins for our gas marketing and trading business decreased primarily due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage.  Our gas marketing and trading business regularly hedges its price exposure of natural gas held in storage by selling derivative contracts for winter month delivery.  The majority of the gas held in storage is designated as being hedged under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities’ (Statement 133) fair value hedge accounting model, which allows the gas to be accounted for at its fair value (based on spot prices).  Under generally accepted

MD&A -QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

accounting principles (GAAP), the derivative contracts hedging the gas are accounted for at fair value (based on forward winter prices).  Conversely, the agreements with pipelines to store this natural gas until the winter periods are not derivatives and are not adjusted for changes in fair value (see footnote 1 in the table below).  Significant increases in natural gas prices during the third quarter of 2004, especially prices for winter months, resulted in an unrealized loss on the derivative contracts that is included in current earnings.  However, the economic benefit of these increased prices for the gas held in storage will not be recognized in revenues until spot and winter prices of gas converge (which we expect will occur in the winter months when the natural gas is withdrawn from storage and sold).

For a more complete understanding of our gas marketing and trading results, we have prepared the following table which reconciles the gas margins under GAAP, the impact of adjusting these margins for the fair value of pipeline agreements and certain gas held in storage, and the resulting adjusted gas margins:

	2004		2003	Change
	(dollars in millions)

Gas margins, as reported (GAAP)	$5		$11	$(6)

Fair value adjustments not recognized under GAAP(1)	21	(2)	1	20

Adjusted gas margins	$26		$12	$14

(1)

Relates to fair value of storage agreements.  The value of a storage agreement is the ability to store and optimize gas between periods of lower prices (typically summer) and periods of higher prices (typically winter).  A large component of the fair value is therefore the differences between winter prices and spot prices.  As this spread gets wider, the value of a storage agreement increases.

(2)

The magnitude of the adjustment in 2004 is driven by forward price increases in the winter months that are significantly larger than spot price increases, which caused a recognized loss on the derivative sales in winter offset by an unrecognized gain on the related storage agreements.  While such price changes from one quarter to the next are not unprecedented, they are the most significant they have been since we discontinued the application of fair value accounting to natural gas held in storage and pipeline agreements on January 1, 2003, with the rescission of Emerging Issues Task Force Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).

Adjusted gas margins represent a more economic view of the business with all elements of the business reflected at fair value.  The resulting increase in adjusted gas margins from our gas marketing and trading business is primarily a result of an increase in physical and financial trading margins resulting from favorable price movements in the third quarter of 2004.

Other Revenues

Other revenues for Cinergy increased for the quarter ended September 30, 2004, as compared to 2003, primarily due to increased revenues of approximately $22 million from the sale of synthetic fuel as a result of an increase in demand for our synthetic fuel.

Operating Expenses

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the quarter ended September 30, 2004, as compared to 2003.  Approximately $27 million of Cinergy’s increase is due to an increase in the production of synthetic fuel as a result of an increase in demand for our synthetic fuel.  Cinergy’s, CG&E’s, and PSI’s increases include approximately $15 million, $7 million, and $8

MD&A -QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

million, respectively, of higher expenses related to emission allowances.  These increases primarily reflect higher expenses due to an increase in the cost of SO2 emission allowances as market prices have increased.  Cinergy’s and PSI’s increases also resulted from timing differences in the recovery of SO2 emission allowances costs under PSI’s emission allowances tracking mechanism authorized by the IURC.

Maintenance expenses, primarily production and distribution related, were higher by approximately $7 million for both Cinergy and CG&E.  The increases for Cinergy, CG&E, and PSI also reflect costs incurred in the third quarter of 2004 related to a continuous improvement initiative of approximately $6 million, $3 million, and $2 million, respectively.  Approximately $5 million of Cinergy’s increase relates to non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the second quarter of 2003.  Partially offsetting Cinergy’s increases were approximately $12 million of costs incurred in 2003 associated with the bankruptcy of Enron Corp.

Depreciation

Depreciation expense increased for Cinergy and PSI for the quarter ended September 30, 2004, as compared to 2003.  Approximately $12 million of Cinergy’s and PSI’s increase was due to the addition of depreciable plant primarily for pollution control equipment.  Also contributing to Cinergy’s and PSI’s higher depreciation expense was an approximate $7.5 million increase due to higher depreciation rates effective June 2004 that were approved in PSI’s latest retail rate case.

Miscellaneous Income (Expense) – Net

Miscellaneous Income (Expense) – Net decreased for Cinergy and CG&E and increased for PSI for the quarter ended September 30, 2004, as compared to 2003.  Cinergy’s decrease reflects approximately $15 million in impairment and disposal charges on certain investments in Power Technology and Infrastructure.  The values of these investments reflect our estimates and judgments about the future performance of these investments, for which actual results may differ.  CG&E’s decrease and PSI’s increase was primarily a result of a final reconciliation recorded in 2003 between the two entities of a previous demutualization of a medical insurance carrier used by both companies.

Income Taxes

The effective income tax rate decreased for Cinergy and increased for CG&E and PSI for the quarter ended September 30, 2004, as compared to 2003.  Cinergy’s 2004 effective tax rate is expected to be approximately 23 percent, a decrease of one percent from our prior estimate.  The change results from a revision in estimated 2004 pre-tax income with no adjustment to the estimated annual tax credits associated with the production and sale of synthetic fuel for the year.  CG&E’s and PSI’s increases reflect revisions to estimated 2004 pre-tax income and changes in permanent differences which have an incremental effect on tax expense.

In July 2002, Cinergy Capital & Trading, Inc. (Capital & Trading) acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the Internal Revenue Code (IRC).  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the Internal Revenue Service (IRS) in connection with the acquisition of the facility.  To date, Cinergy has recorded approximately $189 million in tax

MD&A -QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

credits, including approximately $69 million in 2004.  See Note 6(c)(iv) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for more detail.

MD&A -year to date results of operations - historical

2004 YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the nine months ended September 30, 2004 and 2003, were as follows:

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in thousands)

Net income	$254,442	$362,719	$(108,277)	(30)	$196,837	$247,018	$(50,181)	(20)	$114,739	$94,398	$20,341	22

Electric gross margin(2)	1,850,064	1,672,622	177,442	11	959,871	919,244	40,627	4	873,875	743,501	130,374	18
Gas gross margin(3)	233,498	269,482	(35,984)	(13)	187,702	174,912	12,790	7	—	—	—	—

(1)	The results of Cinergy also include amounts related to non-registrants.
(2)	Electric gross margin is calculated as Electric operating revenues less Fuel and purchased power expense from the Condensed Consolidated Statements of Income.
(3)	Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cinergy’s decrease in net income was primarily attributable to the following factors:

•                  Higher Operation and maintenance expense due, in part, to greater emission allowance expenses;

•                  Higher Depreciation expense;

•                  Impairment and disposal charges on certain investments in Power Technology and Infrastructure (reflected in Miscellaneous Income (Expense) — Net);

•                  Lower gas margins in our gas marketing and trading business;

•                  Net gains recognized in the first quarter of 2003 resulting from the implementation of certain accounting changes that have been reflected as cumulative effects of changes in accounting principles; and

•                  Gains realized in the second quarter of 2003 from the disposal of discontinued operations.

•                  These variances were offset, in part, by an increase in electric gross margins.

CG&E’s decrease in net income was primarily attributable to the following factors:

•                  Higher Operation and maintenance expense due primarily to greater emission allowance expenses, consulting fees for a continuous improvement initiative and higher employee benefit expenses; and

•                  Net gains recognized in the first quarter of 2003 resulting from the implementation of certain accounting changes that have been reflected as cumulative effects of changes in accounting principles.

•                  These variances were offset, in part, by increases in electric and gas gross margins.

MD&A -year to date results of operations - historical

PSI’s increase in net income was primarily attributable to the following factors:

•                  Higher electric gross margins.

•                  These higher margins were offset, in part, by higher Operation and maintenance expense, higher Depreciation expense and an adjustment to increase the estimated annual effective tax rate.

Electric Margins

Cinergy’s, CG&E’s, and PSI’s electric gross margins increased for the nine months ended September 30, 2004, as compared to the same period last year.  Cinergy’s and PSI’s increases included a higher price received per MWh primarily due to the IURC’s approval of PSI’s average base retail electric rate increase of eight percent in May 2004 and certain rate tariff adjustments.  Also contributing to the increase in electric gross margins for all three companies were additional MWhs delivered due to growth in non-weather related demand.  Cinergy’s and CG&E’s variances reflect an increase in net revenues on power marketing, trading, and origination contracts.

Cinergy’s and CG&E’s variances also reflect a decline due to an increase in the average price of fuel for the period.  This decline was partially offset by an increase in coal origination, which includes contract structuring and marketing of physical coal.

Electric Operating Revenues

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
					(in millions)

Retail	$2,157	$2,063	$94	5	$1,057	$1,030	$27	3	$1,100	$1,033	$67	6
Wholesale	459	364	95	26	204	194	10	5	177	156	21	13
Other	148	86	62	72	126	77	49	64	34	21	13	62
Total	$2,764	$2,513	$251	10	$1,387	$1,301	$86	7	$1,311	$1,210	$101	8

(1)	The results of Cinergy also include amounts related to non-registrants.

Heating degree-days and cooling degree-days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Heating degree-days and cooling degree-days in CG&E’s and PSI’s service territories for the nine months ended September 30, 2004 and 2003, were as follows:

	CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change

Heating degree-days(1)	3,121	3,387	(266)	(8)	3,256	3,697	(441)	(12)
Cooling degree-days(2)	867	804	63	8	879	841	38	5

(1)	Heating degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.
(2)	Cooling degree-days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

MD&A -year to date results of operations - historical

The change in degree days for the nine months ended September 30, 2004, as compared to 2003, did not have a material effect on electric operating revenues.

Retail electric operating revenues increased for Cinergy primarily due to a three percent increase in MWhs delivered by CG&E and PSI for the nine months ended September 30, 2004, as compared to 2003.  These increases resulted in approximately $59 million, $28 million, and $31 million higher retail revenues for Cinergy, CG&E, and PSI, respectively.  The increase in MWhs delivered primarily reflects growth in non-weather related demand.

Also contributing to the increase in retail electric operating revenues for Cinergy and primarily causing the increase in retail electric operating revenues for PSI were two percent and three percent increases, respectively, in the average retail price per MWh for the first nine months of 2004, as compared to 2003.  These average increases resulted in approximately $35 million and $36 million higher retail electric operating revenues for Cinergy and PSI, respectively.  Contributing to the average price increase was a higher price received per MWh due to PSI’s base retail electric rate case.  Also contributing to the average price increase were approximately $17 million in increases in rate tariff adjustments related to emission allowances and clean coal technology tracking mechanisms.

Electric wholesale revenues increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2004, as compared to 2003.  Cinergy’s increase includes a number of factors.  Approximately $41 million of the variance includes increases in wholesale revenues from non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the first half of 2003.  Net revenues on power marketing, trading, and origination contracts increased approximately $34 million.  The increase in power trading results is attributable to higher margins on physical and financial trading primarily related to regional spreads between the mideast and midwest markets.  The majority of the remaining increase was attributable to increases in wholesale sales from generation available after serving regulated retail customers.

CG&E’s net revenues on power marketing, trading, and origination contracts increased approximately $35 million.  The increase in power trading results is attributable to higher margins on physical and financial trading primarily related to regional spreads between the mideast and midwest markets.  This increase was offset by a decrease in MWhs available for wholesale activity due in part to a decrease in generation available for these transactions.  The majority of PSI’s increase was attributable to a greater amount of wholesale sales from generation available after serving regulated retail customers.

Other electric operating revenues increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2004, as compared to 2003.  Cinergy’s and CG&E’s higher other electric operating revenues reflect increases in coal origination of approximately $37 million.  Coal origination includes contract structuring and marketing of physical coal.  Cinergy’s, CG&E’s, and PSI’s increases also reflect approximately $19 million, $7 million, and $12 million, respectively, of higher transmission revenues primarily resulting from Midwest ISO operations.

MD&A -year to date results of operations - historical

Fuel and Purchased Power

	Cinergy(1)				CG&E and subsidiaries				PSI
	2004	2003	Change	% Change	2004	2003	Change	% Change	2004	2003	Change	% Change
					(in millions)

Fuel used for generation	$719	$705	$14	2	$290	$263	$27	10	$369	$415	$(46)	(11)
Coal origination costs	68	41	27	66	68	41	27	66	—	—	—	—
Total fuel	$787	$746	$41	5	$358	$304	$54	18	$369	$415	$(46)	(11)
Purchased power	127	94	33	35	69	78	(9)	(12)	68	52	16	31
Fuel and purchased power	$914	$840	$74	9	$427	$382	$45	12	$437	$467	$(30)	(6)

(1)	The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel expense represents the cost of coal, natural gas, and oil that is used to generate electricity, and the cost of coal origination, which includes contract structuring and marketing of physical coal.  The following table details the changes to expense for fuel used in generation from the nine months ended September 30, 2003, to the nine months ended September 30, 2004:

	Cinergy(1)	CG&E	PSI
	(in millions)

Fuel expense - September 30, 2003	$705	$263	$415

Increase (decrease) due to changes in:
Price of fuel	39	36	3
Deferred fuel cost	(64)	—	(64)
Fuel consumption	6	(9)	15
Non-regulated subsidiaries	33	—	—

Fuel expense - September 30, 2004	$719	$290	$369

(1)	The results of Cinergy also include amounts related to non-registrants.

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

Purchased Power

Purchased power expense increased for Cinergy and PSI and decreased for CG&E for the nine months ended September 30, 2004, as compared to 2003.  Cinergy’s increase was primarily due to a significantly greater number of third party purchases by its subsidiaries in 2004.  In 2003, Cinergy’s subsidiaries’ purchased power expense included certain intercompany purchases that were eliminated in consolidation.

Also contributing to Cinergy’s increase and primarily causing PSI’s increase were additional costs of purchases made for PSI’s wholesale full requirements customers resulting from an increase in both the amount of MWhs purchased for these customers and the price paid per MWh.  Partially offsetting Cinergy’s increase and primarily causing CG&E’s decrease was a reduction in the amount of MWhs

MD&A -year to date results of operations - historical

purchased to serve CG&E’s wholesale full requirements customers, partially offset by an increase in the price paid per MWh for these purchases.

Gas Margins

CG&E’s gas gross margins increased and Cinergy’s decreased for the nine months ended September 30, 2004, as compared to the same period last year.  CG&E’s approximate $13 million increase in gas margins included an increase of approximately $21 million primarily due to rate tariff adjustments associated with the gas main replacement program, a low-income subsidy program, and Ohio excise taxes.  This was offset by an approximate $8 million decrease reflecting less volume sold due to milder weather during 2004.  Heating degree days decreased approximately eight percent in CG&E’s service territory in the first nine months of 2004, as compared to 2003.

Lower margins from our gas marketing and trading business caused an overall decline in Cinergy’s gas margins.  Margins for our gas marketing and trading business decreased, in part, due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage.  Our gas marketing and trading business regularly hedges its price exposure of natural gas held in storage by selling derivative contracts for winter month delivery.  The majority of the gas held in storage is designated as being hedged under Statement 133’s fair value hedge accounting model, which allows the gas to be accounted for at its fair value (based on spot prices).  Under GAAP, the derivative contracts hedging the gas are accounted for at fair value (based on forward winter prices).  Conversely, the agreements with pipelines to store this natural gas until the winter periods are not derivatives and are not adjusted for changes in fair value (see footnote 1 in the table below).  Significant increases in natural gas prices during the third quarter of 2004, especially prices for winter months, resulted in an unrealized loss on the derivative contracts that is included in current earnings.  However, the economic benefit of these increased prices for the gas held in storage will not be recognized in revenue until spot and winter prices of gas converge (which we expect will occur in the winter months when the natural gas is withdrawn from storage and sold).

For a more complete understanding of our gas marketing and trading results, we have prepared the following table which reconciles the gas margins under GAAP, the impact of adjusting these margins for the fair value of pipeline agreements and certain gas held in storage, and the resulting adjusted gas margins:

	2004		2003	Change
	(dollars in millions)

Gas margins, as reported (GAAP)	$46		$95	$(49)

Fair value adjustments not recognized under GAAP (1)	21	(2)	(6)	27

Adjusted gas margins	$67		$89	$(22)

(1)

Relates to fair value of storage agreements.  The value of a storage agreement is the ability to store and optimize gas between periods of lower prices (typically summer) and periods of higher prices (typically winter).  A large component of the fair value is therefore the differences between winter prices and spot prices.  As this spread gets wider, the value of a storage agreement increases.

(2)

The magnitude of the adjustment in 2004 is driven by forward price increases in the winter months that are significantly larger than spot price increases, which caused a recognized loss on the derivative sales in winter offset by an unrecognized gain on the related storage agreements.  While such price changes from one quarter to the next are not unprecedented, they are the most significant they have been since we discontinued the application of fair value accounting to natural gas held in storage and pipeline agreements on January 1, 2003 with the rescission of EITF 98-10.

MD&A -year to date results of operations - historical

Adjusted gas margins represent a more economic view of the business with all elements of the business reflected at fair value.  The resulting decrease in adjusted gas margins was primarily a result of an approximate $26 million decline in physical and financial trading margins from our North American gas marketing and trading business, primarily resulting from fewer trading opportunities caused by lower volatility, lower price levels, and milder weather in the first quarter of 2004.  Natural gas prices were extremely volatile in the first quarter of 2003.

Other Revenues

Other revenues for Cinergy increased for the nine months ended September 30, 2004, as compared to 2003, primarily due to increased revenues of approximately $22 million from non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the first half of 2003.  Also contributing to the increase were increased revenues of approximately $20 million from the sale of synthetic fuel as a result of an increase in demand for our synthetic fuel.

Operating Expenses

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the nine months ended September 30, 2004, as compared to 2003.  Cinergy’s, CG&E’s, and PSI’s increases include approximately $58 million, $25 million, and $33 million, respectively, of higher expenses related to emission allowances. These increases primarily reflect higher expenses due to an increase in the cost of SO2 emission allowances as market prices have increased.  Cinergy’s and PSI’s increases also resulted from timing differences in the recovery of SO2 emission allowances costs under PSI’s emission allowances tracking mechanism authorized by the IURC and an increase in the number of SO2 emission allowances used during the period.  Approximately $35 million of Cinergy’s increase is due to an increase in the production of synthetic fuel as a result of an increase in demand for our synthetic fuel.

The higher Operation and maintenance expense also reflects costs incurred in 2004 related to a continuous improvement initiative of approximately $18 million, $8 million, and $7 million for Cinergy, CG&E, and PSI, respectively.  Employee benefit expenses increased approximately $12 million, $5 million, and $5 million for Cinergy, CG&E, and PSI, respectively.  Approximately $18 million of Cinergy’s increase is due to non-regulated energy service subsidiaries that started operations, or became fully consolidated, after the second quarter of 2003.  In addition, higher costs of approximately $9 million, $7 million, and $2 million for Cinergy, CG&E, and PSI, respectively, were due to changes in transmission costs largely resulting from changes in the Midwest ISO operations in 2003.  Maintenance expenses, primarily production and distribution related, were higher by approximately $19 million and $17 million for Cinergy and CG&E, respectively.  Partially offsetting Cinergy’s increases were approximately $12 million of costs incurred in 2003 associated with the bankruptcy of Enron Corp.

Depreciation

Depreciation expense increased for Cinergy and PSI, and decreased for CG&E for the nine months ended September 30, 2004, as compared to 2003.  Approximately $31 million of Cinergy’s and PSI’s increase was due to the addition of depreciable plant primarily for pollution control equipment. Also contributing to Cinergy’s and PSI’s higher depreciation expense was an approximate $10 million

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

increase due to higher depreciation rates effective June 2004 that were approved in PSI’s latest retail rate case.

Partially offsetting Cinergy’s increase and contributing to CG&E’s decrease was an approximate $15 million reduction due to longer estimated useful lives of CG&E’s generation assets resulting from a depreciation study completed during the third quarter of 2003.  Approximately $6 million of Cinergy’s increase and partially offsetting CG&E’s decrease was the addition of depreciable plant primarily for pollution control equipment and additions related to the accelerated gas main replacement program.

Miscellaneous Income (Expense) – Net

Miscellaneous Income (Expense) – Net decreased for Cinergy and CG&E and increased slightly for PSI for the nine months ended September 30, 2004.  Cinergy’s decrease reflects approximately $49 million in impairment and disposal charges on certain investments in Power Technology and Infrastructure.  The values of these investments reflect our estimates and judgments about the future performance of these investments, for which actual results may differ.  The majority of these charges relate to a company, in which Cinergy holds a non-controlling interest, that agreed to sell its major assets.  This company is involved in the development and sale of outage management software.  The decrease was partially offset by interest income of approximately $9 million on the notes receivable of two subsidiaries consolidated in the third quarter of 2003, as discussed in the 2003 10-K.  CG&E’s decrease and PSI’s increase was due, in part, to a final reconciliation recorded in 2003 between the two entities of a previous demutualization of a medical insurance carrier used by both companies.  Also contributing to CG&E’s decrease and partially offsetting PSI’s increase was a decline in the allowance for equity funds used during construction resulting from certain assets being placed into service and a decrease in the equity rate applied.

Interest Expense

Interest Expense increased for Cinergy and decreased for CG&E for the nine months ended September 30, 2004, as compared to 2003.  Approximately $12 million of Cinergy’s increase reflects the recognition of a note payable to a trust.  Also reflected in Cinergy’s increase is approximately $9 million related to additional debt recorded in accordance with the consolidation of two new entities.  The note payable and additional debt were both recorded in the third quarter of 2003 resulting from the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), as discussed in the 2003 10-K.  Partially offsetting Cinergy’s increases and primarily contributing to CG&E’s decrease was a decline in CG&E’s average long-term debt for the nine months ended September 30, 2004, as compared to 2003.  Also partially offsetting Cinergy’s increases and contributing to CG&E’s decrease were charges recorded during 2003 associated with the re-financing of certain debt.

Preferred Dividend Requirement of Subsidiary Trust

Preferred Dividend Requirement of Subsidiary Trust decreased for Cinergy for the nine months ended September 30, 2004, as compared to 2003, as a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in Cinergy’s financial statements.  However, interest expense is still being incurred on a note payable to this trust as discussed above.

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Income Taxes

The effective income tax rate decreased for Cinergy, remained flat for CG&E, and increased for PSI for the nine months ended September 30, 2004, as compared to 2003.  Cinergy’s 2004 effective income tax rate is expected to be approximately 23 percent as compared to 24 percent in 2003.  The decrease in the effective income tax rate is a result of a greater amount of estimated annual tax credits associated with the production and sale of synthetic fuel for 2004 as compared to 2003.  PSI’s effective tax rate increase reflects a revision in estimated 2004 pre-tax income and changes in permanent differences which have an incremental effect on tax expense.

In July 2002, Capital & Trading acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits in accordance with Section 29 of the IRC.  Eligibility for these credits expires after 2007.  Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility.  To date, Cinergy has recorded approximately $189 million in tax credits, including approximately $69 million in 2004.  See Note 6(c)(iv) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for more details.

Discontinued Operations

During the second quarter of 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the United States, and substantially sold or liquidated the assets of its energy trading operation in the Czech Republic.  Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, these investments have been classified as discontinued operations in our financial statements.

Cumulative Effect of Changes in Accounting Principles, Net of Tax

In 2003, Cinergy, CG&E, and PSI recognized a Cumulative effect of changes in accounting principles, net of tax gain/(loss) of approximately $26 million, $31 million, and $(0.5) million, respectively.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and the rescission of EITF 98-10.

MD&A – YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

ULH&P

The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 2004, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas gross margins and net income for ULH&P for the nine months ended September 30, 2004 and 2003, were as follows:

	ULH&P
	2004	2003	Change	% Change
	(in thousands)

Electric gross margin(1)	$51,930	$49,419	$2,511	5
Gas gross margin(2)	31,715	28,437	3,278	12

Net income	13,279	11,477	1,802	16

(1)	Electric gross margin is calculated as Electric operating revenues less Electricity purchased from parent company for resale expense from the Condensed Statements of Income.
(2)	Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Statements of Income.

Summary of Results

Electric and gas gross margins increased for ULH&P for the nine months ended September 30, 2004, as compared to 2003.  The increase in electric gross margins reflects a greater amount of MWhs delivered due to growth in non-weather related demand.  The increase in gas gross margins was due, in part, to rate tariff adjustments associated with the gas main replacement program and the demand-side management program, which encourages efficient customer gas usage.

The increase in net income for the year was primarily due to the increased electric and gas gross margins discussed above.  Also contributing to the increase was a reduction in property taxes during the first nine months of 2004, as compared to 2003.  These increases were partially offset by higher Depreciation expense primarily related to non-utility property and higher Operation and maintenance expense associated with transmission costs, demand-side management programs, and maintenance.

MD&A - RESULTS OF OPERATIONS - FUTURE

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, and accounting matters.  Each of these discussions will address the current status and potential future impact on our financial position and results of operations.

ELECTRIC INDUSTRY

Ohio

As discussed in more detail in the 2003 10-K, CG&E made multiple rate filings in 2003 with the PUCO seeking approval of CG&E's methodology for establishing market-based rates for generation service at the end of the market development period and to recover investments made in the transmission and distribution system.  In December 2003, these filings, and CG&E’s proposal for establishing its post-market development period market pricing methodology, were consolidated for hearing before the PUCO.  In addition, the PUCO requested in these proceedings that CG&E propose a rate stabilization plan as an alternative to market-based rates so as to mitigate the potential for significant rate increases when the market development (frozen rate) period comes to an end. There is no requirement in Ohio law that CG&E file such a plan. However, in January 2004, CG&E filed its proposed rate stabilization plan.

In May 2004, CG&E entered into a settlement agreement with many of the parties to these proceedings requesting that the PUCO approve a modified version of the rate stabilization plan.  Under this plan, CG&E would begin to collect a non-bypassable provider of last resort (POLR) charge intended to provide recovery for increased capacity reserves, environmental compliance and emission allowance expenditures.  The plan also established a bypassable generation charge, which included a fuel cost recovery mechanism.  It allowed for a two-year extension of the residential regulatory transition charge (RTC) in 2009 and 2010 and a three-year extension of the five percent residential generation rate reduction in the years 2006-2008.  Finally, it provided for deferral and recovery of certain transmission and distribution costs.

In September 2004, the PUCO issued an order seeking to modify several key provisions of this settlement.  The PUCO order, among other things, would not allow extension of the RTC for residential customers or permit deferral and recovery of certain transmission and distribution costs from residential customers. The PUCO order would allow CG&E to end the five percent generation rate reduction for residential customers (i.e., increase the residential generation rate by five percent) beginning January 1, 2006, but would also allow certain customers who have switched to another generation supplier to entirely avoid the POLR charge.  As a result of these modifications, CG&E filed a petition for rehearing in October 2004.  The rehearing petition requests one of the following to be effective January 1, 2005 for non-residential customers and January 1, 2006 for residential customers:

•      Approval of the modified rate stabilization plan reflected in the May 2004 settlement (as discussed above);

•      Approval of a further modified rate stabilization plan, which includes some of the same provisions as the May 2004 plan.  However, this plan (a) changes the POLR charge to provide recovery only for environmental compliance expenditures and allows customers that have switched to by-pass this charge, (b) adds an infrastructure maintenance fund charge, (c) adds a system reliability tracker that would provide recovery primarily for capacity and purchased power, (d) includes recovery of emission allowances costs as part of the fuel cost recovery mechanism, and (e) ends the five percent generation rate reduction for residential customers but does not include an extension of the residential RTC; or,

•      Approval to proceed with market-based rates, which is permitted under CG&E’s existing transition plan.

A rehearing order is expected in the fourth quarter of 2004.  We cannot predict the outcome of this proceeding.  Because the rate stabilization plan is a voluntary filing on CG&E's part, CG&E may reject the PUCO's order if it provides for a rate stabilization plan that is unacceptable to CG&E.

In conjunction with the consolidated filings discussed above, CG&E has also filed an application for an annual increase of approximately $78 million in electric distribution base rates, to be effective in the first quarter of 2005 for non-residential customers and January 1, 2006 for residential customers.  The proposed rate stabilization plans described above provide for CG&E to withdraw this base rate case upon approval of the rate stabilization plan.  In such event, CG&E can then file a new distribution base rate case, with rates to become effective January 1, 2006.  If the PUCO's order on rehearing provides for a rate stabilization plan that is unacceptable to CG&E, CG&E may seek to proceed immediately with market-based rates for its commercial, industrial and other public authority customer classes and also proceed immediately with this base rate case for such classes.  Market based rates must be approved by the PUCO and would eliminate the various deferral and recovery mechanisms contemplated with the rate stabilization plan.

MD&A - RESULTS OF OPERATIONS - FUTURE

FERC and Midwest ISO

Day-Ahead and Real-Time Energy Markets

In response to prior FERC orders, in March 2004, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement a centralized security-constrained economic dispatch platform supported by a Day-Ahead and Real-Time Energy Market design, including Locational Marginal Pricing and Financial Transmission Rights (Energy Markets Tariff).  In May 2004, the FERC released an order scheduling the start-up of the Energy Markets Tariff for no earlier than March 1, 2005, and establishing various procedures for resolving outstanding issues.  In August and September 2004, FERC issued orders that, among other things, conditionally approved the Energy Markets Tariff.  Requests for rehearing of these orders were subsequently filed.  At this time, Cinergy cannot predict the outcome of this matter or whether it will have a material effect on our financial position or results of operations.

Blackout Report

In April 2004, the United States-Canada Power System Outage Task Force issued its Final Report on the August 14, 2003 Blackout in the United States and Canada.  The report reviewed the causes of the Blackout and made 46 recommendations intended to minimize the likelihood and scope of similar events in the future.  One of the recommendations is to make reliability standards mandatory and enforceable with penalties for noncompliance.  In the past, compliance with North American Electric Reliability Council’s reliability standards and guidelines has largely been voluntary.  At this time, we do not believe the recommendations of the Final Report, if implemented, will have a material impact on our financial position or results of operations.

MD&A - RESULTS OF OPERATIONS - FUTURE

FERC’s Market Screen Orders

In April 2004, FERC issued an order establishing a new, interim set of market power screens for use in evaluating sales of wholesale power at market-based rates.  In July 2004, the FERC issued an order generally affirming that order.  In April 2004, the FERC also commenced a rulemaking to evaluate whether its overall test for market-based rates should be continued, and to determine a permanent market power test to replace the interim test.  That rulemaking process remains pending.  Under FERC’s interim generation market power analysis, as a member of Midwest ISO, Cinergy could consider the Midwest ISO geographic market for purposes of FERC’s market power analysis once Midwest ISO has a sufficient market structure and a single energy market.  Cinergy does not believe it has market power in generation.  However, if Cinergy was unable to establish that it does not have the ability to exercise market power in generation, it would result in the loss of market-based rate authority in certain regions of the wholesale market and, assuming such loss of market-based rate authority, would require Cinergy to charge certain wholesale customers cost-based rates for wholesale sales of electricity.  In October 2004, FERC issued proposed rules that may affect how and when circumstances have changed to an extent that requires FERC review of previously granted authorization to sell at existing market-based rates.  At this time, we cannot predict the outcome of these matters and whether they will have a material effect on our financial position or results of operations.

GAS INDUSTRY

Gas Prices

Natural gas prices remained relatively high during the first three quarters of 2004 and are expected to escalate even more in the fourth quarter. It appears likely that the price of natural gas will maintain its historic high level through most of 2005.  Price movement will be driven by the effects of weather conditions, availability of supply, and changes in demand and storage inventories.  Currently, neither CG&E nor ULH&P profit from changes in the cost of natural gas since natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

In May 2003, ULH&P filed an application with the Kentucky Public Service Commission (KPSC) requesting approval of a price mitigation program designed to mitigate the effects of gas price volatility on customers.  In June 2003, the KPSC approved this program through March 31, 2005.  The program will allow the pre-arranging of between 20-75 percent of winter heating season base load gas requirements and up to 50 percent of summer season base load gas requirements.  CG&E similarly mitigates its gas procurement costs, however, CG&E’s gas price mitigation program has not been pre-approved by the PUCO but rather it is subject to PUCO review as part of the normal gas cost recovery process.

CG&E and ULH&P use primarily long-term fixed price contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales scope exception, and do not involve hedges under Statement 133.

MD&A - RESULTS OF OPERATIONS - FUTURE

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The transactions associated with the Commercial Business Unit’s (Commercial) energy marketing and trading activities and substantial investment in generation assets give rise to various risks, including price risk.  Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities.  As Commercial continues to develop its energy marketing and trading business, its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

As discussed in the 2003 10-K, CG&E and PSI executed a new joint operating agreement in April 2002 whereby we chose to originate all new power marketing and trading contracts since April 2002 on behalf of CG&E only.  Historically, such contracts were executed on behalf of PSI and CG&E jointly.  PSI’s remaining contracts, entered into prior to the new joint operating agreement, are not material.  Additionally, we expect that PSI will not enter into new power marketing and trading contracts in the future.  Therefore, we have not presented PSI separately in the fair value and credit risk tables below.

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities, for the periods ended September 30, 2004 and 2003, are presented in the table below:

	Change in Fair Value Year to Date
	September 30, 2004		September 30, 2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Fair value of contracts outstanding at beginning of year	$41	$20	$75	$42

Changes in fair value attributable to changes in valuation techniques and assumptions (2)	—	—	1	1

Other changes in fair value (3)	129	60	120	40

Option premiums paid/(received)	1	4	(6)	3

Accounting changes (4)

Cumulative effect of changes in accounting principle	—	—	(20)	(14)

Consolidation of previously unconsolidated entities	—	—	7	—

Contracts settled	(93)	(32)	(129)	(48)

Fair value of contracts outstanding at end of period	$78	$52	$48	$24

(1)	The results of Cinergy also include amounts related to non-registrants.
(2)	Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.
(3)	Represents changes in fair value, recognized in income, primarily attributable to fluctuations in price. This amount includes both realized and unrealized gains on energy trading contracts.
(4)	See Note 1(q)(iv) and Note 1(q)(vi) of the “Notes to Financial Statements” of the 2003 10-K for further information.

MD&A - RESULTS OF OPERATIONS - FUTURE

The following are the balances at September 30, 2004 and 2003, of our energy risk management assets and liabilities:

	September 30, 2004		September 30, 2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Energy risk management assets – current	$470	$178	$224	$79
Energy risk management assets – non-current	137	48	127	62

Energy risk management liabilities – current	396	126	186	73
Energy risk management liabilities – non-current	133	48	117	44

	$78	$52	$48	$24

(1)	The results of Cinergy also include amounts related to non-registrants.

The following table presents the expected maturity of the energy risk management assets and liabilities as of September 30, 2004, for Cinergy and CG&E:

	Fair Value of Contracts as of September 30, 2004

	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
	(in millions)

Cinergy(2)
Prices actively quoted	$70	$5	$—	$—	$75

Prices based on models and other valuation methods(3)	5	3	—	(5)	3

Total	$75	$8	$—	$(5)	$78

CG&E
Prices actively quoted	$44	$3	$—	$—	$47

Prices based on models and other valuation methods(3)	8	(2)	(1)	—	5

Total	$52	$1	$(1)	$—	$52

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

MD&A - RESULTS OF OPERATIONS - FUTURE

trading operations.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

The following tables provide information regarding Cinergy’s and CG&E’s exposure on energy trading contracts as well as the expected maturities of those exposures as of September 30, 2004.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.

Cinergy(1)

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(4)
	(in millions)

Investment Grade(2)	$561	$70	$491	78%	—	$—
Internally Rated-Investment Grade(3)	77	—	77	12	—	—
Non-Investment Grade	94	54	40	6	—	—
Internally Rated-Non-Investment Grade	48	23	25	4	—	—

Total	$780	$147	$633	100%	—	$—

	Maturity of Credit Risk Exposure

Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in millions)

Investment Grade(2)	$480	$66	$15	$561
Internally Rated-Investment Grade(3)	72	5	—	77
Non-Investment Grade	93	1	—	94
Internally Rated-Non-Investment Grade	48	—	—	48

Total	$693	$72	$15	$780

(1)	Includes amounts related to non-registrants.
(2)	Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.
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

MD&A - RESULTS OF OPERATIONS - FUTURE

CG&E

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(3)
	(in millions)
Investment Grade(1)	$193	$41	$152	93%	2	$39
Internally Rated-Investment Grade(2)	9	—	9	5	—	—
Non-Investment Grade	24	21	3	2	—	—
Internally Rated-Non-Investment Grade	3	3	—	—	—	—

Total	$229	$65	$164	100%	2	$39

	Maturity of Credit Risk Exposure

Rating	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
	(in millions)

Investment Grade(1)	$168	$25	$—	$193
Internally Rated-Investment Grade(2)	9	—	—	9
Non-Investment Grade	23	1	—	24
Internally Rated-Non-Investment Grade	3	—	—	3

Total	$203	$26	$—	$229

(1)	Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.
(2)	Counterparties include various cities and municipalities.
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

MD&A - RESULTS OF OPERATIONS - FUTURE

Accounting Changes

Consolidation of Variable Interest Entities (VIE)

In January 2003, the FASB issued Interpretation 46, which significantly changes the consolidation requirements for traditional SPEs and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have voting rights, do not absorb first dollar losses, or receive returns.  These entities must be consolidated whenever Cinergy would be anticipated to absorb greater than 50 percent of the losses or receive greater than 50 percent of the returns.

In accordance with its two stage adoption guidance, we implemented Interpretation 46 for traditional SPEs on July 1, 2003, and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, did not have a material impact on our financial position or results of operations.

Cinergy also holds interests in several joint ventures, primarily engaged in cogeneration and energy efficiency operations, that are considered VIEs which do not require consolidation.  Our exposure to loss from our involvement with these entities is not material.

OTHER

Sale of Investment

Power Technology and Infrastructure holds an investment in a company that develops, owns and operates wireless communication towers.  In July 2004, this company agreed to sell the majority of its assets.  The transaction is expected to close in the fourth quarter of 2004 and we would anticipate recording a gain of approximately $20 million relating to this sale at that time.  These earnings will be reflected in Equity in Earnings of Unconsolidated Subsidiaries in Cinergy’s Condensed Consolidated Statements of Income.

Synthetic Fuel

In July 2002, Capital & Trading acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits (through 2007) in accordance with IRC Section 29 if certain requirements are satisfied.  The three key requirements are that (a) the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel, (b) the fuel produced is sold to an unrelated entity and (c) the fuel was produced from a facility that was placed in service before July 1, 1998.

During the third quarter of 2004, several unrelated entities announced the IRS’s intent to challenge the placed in service dates of some of the entities’ synthetic fuel plants.  A successful IRS challenge could result in disallowance of all credits previously claimed for fuel produced by the subject plants.  Cinergy’s sale of synthetic fuel has generated approximately $189 million in tax credits through September 2004.

MD&A - RESULTS OF OPERATIONS - FUTURE

The IRS has not yet audited Cinergy for any tax year in which Cinergy has claimed Section 29 credits related to synthetic fuel.  However, it is reasonable to anticipate that the IRS will evaluate the placed in service date and other key requirements for claiming the credit.

Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility that specifically addressed the significant chemical change requirement.  Additionally, although not addressed in the letter ruling, we believe that our facility’s in service date meets the Section 29 requirements.

IRC Section 29 also provides for a phase out of the credit based on the price of crude oil.  The phase-out is based on a prescribed calculation and definition of crude oil prices within the IRC.  Although the price of crude oil has increased significantly in 2004, we presently do not expect any impact on our ability to utilize Section 29 credits in 2004.  Our results for the nine months ended September 30, 2004 include $69 million of tax credits.  If crude oil prices continue to increase, our ability to utilize credits beyond 2004 could be impacted.

Other Tax Matters

Certain tax matters, for which tax contingency provisions have been made, are likely to be resolved as early as the fourth quarter of 2004 or the first half of 2005.  The resolution of these issues could result in an adjustment in the tax provisions for these items.  However, we cannot determine the magnitude of the potential adjustment until resolution occurs.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana (District Court) against Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Generating Station, and PSI’s Cayuga Generating Station, Gallagher Generating Station, Wabash River Generating Station, and Gibson Generating Station (Gibson Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in February 2006.

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

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a generating station operated by DP&L and jointly-owned by CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Cinergy, DP&L and CSP for alleged violations of the CAA at this same generating station.

It is not possible to predict whether resolution of these matters would have a material effect on our financial position or results of operations. We intend to defend against the allegations, discussed above, vigorously in court.

PART II. OTHER INFORMATION

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy and American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend this lawsuit vigorously in court and filed a motion to dismiss with the other defendants in September 2004; however, we are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

SELECTIVE CATALYTIC REDUCTION UNITS (SCR) AT GIBSON GENERATING STATION

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern over an acid aerosol mist haze (plume) sometimes occurring in areas near the plant.  Portions of the plume from those units’ stacks appeared to break apart and descend to ground level at certain times under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management, United States EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explore alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court on August 9, 2004 against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI appealed that decision to the Fifth District Appellate Court at Mt. Vernon, Illinois on October 6, 2004, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

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

PART II. OTHER INFORMATION

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

ASBESTOS CLAIMS LITIGATION

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 100 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI received an adverse ruling in its initial appeal of the negligence claim verdict, but the Indiana Supreme Court accepted the transfer of the case, and heard oral argument in June 2004.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The number of shares (or units) provided in the table below represent shares exchanged in connection with employee option exercises and shares purchased by the plan trustee on behalf of the 401(k) Excess Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	1,086	$38.15	N/A	N/A
August 1 – August 31	136,085	$39.63	N/A	N/A
September 1 – September 30	3,053	$40.45	N/A	N/A

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

The documents listed below are being furnished or filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P).  Exhibits not identified as previously furnished or filed are furnished or filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Additional Exhibits
10-rrr	Cinergy Corp.	Form of incentive stock option grant agreement.
10-sss	Cinergy Corp.	Form of non-qualified stock option grant agreement.
10-ttt	Cinergy Corp.	Form of restricted stock grant agreement.
10-uuu	Cinergy Corp.	Form of performance share grant agreement.
10-vvv	Cinergy Corp.	Form of phantom stock grant agreement.

Certificates

31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date: November 5, 2004	/s/	Lynn J. Good
Lynn J. Good
(duly authorized officer and principal accounting officer)