Form 10-K
period 2004-12-31
UNION LIGHT HEAT & POWER CO; CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC
filed 2005-02-25
CIK 100858, 899652, 20290, 81020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Requirements pursuant to Item 405 of Regulation S-K are not applicable for The Union Light, Heat and Power Company.

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

As of June 30, 2004, the aggregate market value of the common equity of Cinergy Corp. held by non-affiliates (shareholders who are not directors or executive officers) was $6.8 billion.  All of the common stock of The Cincinnati Gas & Electric Company and PSI Energy, Inc. is owned by Cinergy Corp., and all of the common stock of The Union Light, Heat and Power Company is owned by The Cincinnati Gas & Electric Company.  As of January 31, 2005, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	191,404,406

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Cinergy Corp. and the Information Statement of PSI Energy, Inc. to be filed with the Securities and Exchange Commission in 2005 are incorporated by reference into Part III of this report.

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
Website Access to Reports
Organization
Business Segments
Employees
Environmental Matters
Future Expectations/Trends
2	Properties
Commercial Business Unit
Regulated Business Unit
Peak Load
3	Legal Proceedings
Clean Air Act Lawsuit
Carbon Dioxide Lawsuit
Selective Catalytic Reduction Units at Gibson Generating Station
Zimmer Generating Station
Manufactured Gas Plant Sites
Asbestos Claim Litigation
4	Submission of Matters to a Vote of Security Holders

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
2004 Results of Operations - Cinergy
2004 Results of Operations - CG&E
2004 Results of Operations - PSI
2004 Results of Operations - ULH&P
2003 Results of Operations - Cinergy
2003 Results of Operations - CG&E
2003 Results of Operations - PSI
Liquidity and Capital Resources
Future Expectations/Trends
Market Risk Sensitive Instruments
Accounting Matters
7A	Quantitative and Qualitative Disclosures About Market Risk
Index to Financial Statements and Financial Statement Schedules
8	Financial Statements and Supplementary Data
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A	Controls and Procedures
9B	Other Information

PART III
10	Directors and Executive Officers of the Registrants
Board of Directors
Executive Officers
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions
14	Principal Accountant Fees and Services

PART IV
15	Exhibits and Financial Statement Schedules
Financial Statements and Schedules
Exhibits
Financial Statement Schedules
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

•                  Legislative and regulatory initiatives and legal developments.

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

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through The Union Light, Heat and Power Company (ULH&P), in nearby areas of Kentucky.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, ULH&P, a Kentucky corporation organized in 1901, provides electric and gas service in northern Kentucky.

CG&E is in a market development period for residential customers and in the competitive retail electric market for non-residential customers, transitioning to deregulation of electric generation and a competitive retail electric service market in the state of Ohio.  Applicable legislation governing the transition period provides for a market development (frozen rate) period that began January 1, 2001, ended December 31, 2004 for non-residential customers and is scheduled to end December 31, 2005 for residential customers.  At the end of these market development periods, CG&E will not implement market rates, but rather a rate stabilization plan (RSP) approved by the Public Utilities Commission of Ohio (PUCO) that covers the period after the market development period through 2008.  The RSP, among other things, increases rates for environmental costs and capacity reserves and provides for a fuel and emission allowance tracker through 2008.  See “Electric Industry” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” for the various filings that led to the PUCO’s approval of CG&E’s RSP, further details of the plan, and a discussion of key elements of Ohio deregulation.

PSI, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

The following table presents further information related to the operations of our domestic utility companies, CG&E, PSI, and ULH&P (our utility operating companies):

	Principal Line(s) of Business	Major Cities Served	Approximate Population Served

CG&E and subsidiaries	• Generation, transmission, distribution, and sale of electricity • Sale and/or transportation of natural gas • Electric commodity marketing and trading operations	Cincinnati, OH Middletown, OH Covington, KY Florence, KY Newport, KY	2,064,000

PSI	• Generation, transmission, distribution, and sale of electricity	Bloomington, IN Carmel, IN Columbus, IN Kokomo, IN Lafayette, IN New Albany, IN Terre Haute, IN	2,283,000

ULH&P(1)	• Transmission, distribution, and sale of electricity • Sale and transportation of natural gas	Covington, KY Florence, KY Newport, KY	345,000

(1)   See “Generation — Fuel Supply and Emission Allowances” under the “Regulated” section for further discussion of the possible transfer of generation assets.

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our non-regulated, energy-related businesses and investments, including natural gas marketing and trading operations (which are primarily conducted through Cinergy Marketing and Trading, LP (Marketing & Trading), one of its subsidiaries).

BUSINESS SEGMENTS

We conduct operations through our subsidiaries and manage our businesses through the following three reportable segments:

•                  Commercial Business Unit (Commercial);

•                  Regulated Business Unit (Regulated); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

The following section describes the activities of our business segments as of December 31, 2004.

See Note 16 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for financial information by business segment.

Commercial

Commercial manages our wholesale generation and energy marketing and trading activities.  Commercial’s wholesale generation consists of CG&E’s electric generation in Ohio due to Ohio’s transition to deregulation of electric generation and a competitive retail service market.  See “Electric Industry” in “Item 7. MD&A” for further detail of key elements of Ohio deregulation.  Commercial also performs energy risk management activities, provides customized energy solutions and is responsible for all of our international operations.  See the “Market Risk Sensitive Instruments” section of “Item 7. MD&A” for information on risks associated with these activities.

Detail of Commercial’s operations can be found in the following sections:

•                  Generation — Fuel Supply and Emission Allowances — Describes Commercial’s generation capacity, sources of fuel, and its various cost recovery mechanisms;

•                  Trading Operations and Risk Management — Describes Commercial’s energy marketing and trading activities in the United States and Canada;

•                  Competition — Describes the key competitors to Commercial’s various business operations;

•                  Energy Services — Describes Commercial’s operations consulting services and its operation of a synthetic fuel production facility;

•                  International — Describes Commercial’s operations outside of the United States; and

•                  Revenue Data and Customer Base — Describes the primary revenue generators for the various business operations of Commercial.

Generation — Fuel Supply and Emission Allowances

As of December 31, 2004, the total winter electric capacity (including our portion of the total capacity for the jointly-owned plants) of Commercial’s domestic generating plants was 6,276 megawatts (MW).  Approximately 67 percent of this generation portfolio is coal-fired.  See “Item 2.  Properties” for further discussion of the generating facilities.

Each year CG&E purchases over 10 million tons of coal to generate electricity, primarily from mines located in Indiana, West Virginia, Ohio, Kentucky, Pennsylvania, Illinois, and Colorado.  The price of coal has increased dramatically in 2004 as compared to 2003.  Contributing to the rise in the price of coal are (1) increases in demand for electricity, (2) environmental regulation, and (3) decreases in the number of suppliers of coal from prior years.  To help mitigate the price fluctuation of coal, Cinergy has a general practice to procure a substantial portion of coal through fixed-price contracts of varying length.  We hold fixed-price contracts that will source a substantial portion of our expected 2005 coal requirements.  We evaluate the appropriate amount of contract coal and length of contracts based on market conditions, including pricing trends, volatility and supplier reliability.  See “Contractual Cash Obligations” in “Item 7. MD&A” for further detail on CG&E’s total commitment under fixed-price coal contracts.

Commercial has natural gas-fired peaking plants that have a capacity of 1,766 MW.  The fuel for these units is primarily obtained through the natural gas spot market as it is difficult to forecast the natural gas requirements for these plants.  For further information on the risk of purchasing natural gas, see the “Market Risk Sensitive Instruments” section of “Item 7. MD&A”.

A joint operating agreement, effective in April 2002, allows Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  Under this agreement, transfers of power between PSI and CG&E are generally priced at market rates.

Commercial monitors alternative sources of coal and natural gas to assure a continuing availability of economical fuel supplies.  As such, it will maintain its practice of purchasing a portion of coal and natural gas requirements on the open market and will continue to investigate least-cost coal options to comply with new and existing environmental requirements.  Cinergy and CG&E believe that they can continue to obtain enough coal and natural gas to meet future needs.  However, future environmental requirements may significantly impact the availability and price of these fuels.

At times, Commercial purchases power to meet the energy needs of its customers.  Factors that could cause Commercial to purchase power for its customers include generating plant outages, extreme weather conditions, summer reliability, growth, and price.  We believe we can obtain enough purchased power to meet future needs.  However, during periods of excessive demand, the price and availability of these purchases may be significantly impacted.

Commercial emits sulfur dioxide (SO2) and nitrogen oxides (NOX) in the generation of electricity and maintains emission allowances to offset their emissions in order to comply with NOX and SO2 emission reduction requirements.  In 2004, the market prices of SO2 allowances rose more than 200 percent from 2003.  Cinergy is continually evaluating market conditions and managing our overall cost structure through the addition of pollution control equipment, where economically feasible, and the use of emission allowance markets to help manage our emissions costs.

Under CG&E’s new RSP, retail fuel and emission allowance costs will be recovered through a cost tracking mechanism that recovers costs that exceed the amount originally included in the rates frozen in CG&E’s earlier transition plan.  CG&E will recover retail fuel and emission allowance costs consumed in serving retail load and collect a Provider of Last Resort charge from non-residential customers from 2005 through 2008 and from residential customers from 2006 through 2008.  See “Electric Industry” in “Item 7. MD&A” for further detail of CG&E’s RSP.

Trading Operations and Risk Management

Commercial’s energy marketing and trading activities principally consist of Marketing & Trading’s natural gas marketing and trading operations and CG&E’s power marketing and trading operations.  In April 2002, CG&E and PSI executed a new joint operating agreement whereby new power marketing and trading contracts since April 2002 are originated on behalf of CG&E only.  Historically, such contracts were executed on behalf of CG&E and PSI jointly.

Our domestic operations market and trade over-the-counter (an informal market where the buying/selling of commodities occurs) contracts for the purchase and sale of electricity (primarily in the midwest region of the United States), natural gas, and other energy-related products, including coal and emission allowances.  Our natural gas domestic operations provide services that manage storage, transportation, gathering, and processing activities.  In addition, our domestic operations also market and trade natural gas and other energy-related products on the New York Mercantile Exchange.

Marketing & Trading’s natural gas marketing and trading operations also extend to Canada where natural gas marketing and management services are provided to producers and industrial customers.  Our Canadian operations also market and trade over-the-counter contracts.

See the “Market Risk Sensitive Instruments” section of “Item 7. MD&A” for information on risks associated with these activities.

Competition

Commercial competes for wholesale contracts for the purchase and sale of electricity and natural gas.  Commercial’s main competitors include public utilities, power and natural gas marketers and traders, and independent power producers.

Energy Services

Commercial, through Cinergy Solutions Holding Company, Inc., is an on-site energy solutions and utility services provider.  We provide utility systems construction, operation and maintenance of utility facilities, energy efficiencies and conservation consulting services, as well as cogeneration.  Cogeneration is the simultaneous production of two or more forms of useable energy from a single fuel source.

Commercial, through Cinergy Capital & Trading, Inc., owns a coal-based synthetic fuel production facility which converts coal feedstock into synthetic fuel for sale to a third party.  As of December 31, 2004, Cinergy has produced and sold approximately 7.8 million tons of synthetic fuel at this facility.  The synthetic fuel produced at this facility qualifies for tax credits (through 2007) in accordance with the Internal Revenue Code Section 29 if certain requirements are satisfied.  The three key requirements are that (a) the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel, (b) the fuel produced is sold to an unrelated entity and (c) the fuel was produced from a facility that was placed in service before July 1, 1998.  For further information on the tax credit qualifications see Note 11(c)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

International

As of December 31, 2004, we had ownership interests in (1) generation assets located in three countries capable of producing approximately 150 MW of electricity and 700 MW equivalents of steam; and (2) approximately 1,200 miles of gas and electric transmission and distribution systems through jointly-owned investments in two countries, through which we serve approximately 8,500 transmission and distribution customers.  These assets serve retail and wholesale customers by providing utility services including generation of electricity and heat as well as the distribution of gas and electric commodities.

Revenue Data and Customer Base

Commercial primarily recognizes revenues from generation provided to customers in CG&E’s service territory who have not switched to an alternative generation supplier under Ohio’s electric deregulation market.  Because rates are frozen during the market development period in Ohio, the majority of these revenues are under a fixed-price tariff.  Under the Ohio customer choice program, CG&E’s retail customers may choose their electric supplier.  The percentage of customers switching to other electric suppliers and the related volume by customer class was as follows:

			MW Hours For the		Switching
	MW at December 31		Years Ended December 31		Percentage at December 31(1)
Revenue Class	2004	2003	2004	2003	2004	2003

Residential	75	92	334,224	283,477	4.07%	5.17%
Commercial	339	374	1,722,822	1,654,061	19.17%	21.55%
Industrial	226	295	1,376,210	1,591,345	17.89%	23.60%
Other Public Authorities	89	91	284,214	265,039	19.09%	19.95%
Total	729	852	3,717,470	3,793,922

(1)   The residential switching percentage is based on annual energy consumption and the non-residential switching percentages are based on average monthly peak demand.

Customer switching reduces retail revenues by the generation component of rates and shopping incentives.  CG&E still collects transmission and distribution revenues from the delivery of electricity to switched customers (see Regulated section for further information).  During the market development period, the reduction in revenues due to customer switching is mitigated by wholesale power sales from the freed-up generation capacity.  For further discussion on Ohio deregulation and the recently approved RSP see “Electric Industry” in “Item 7. MD&A”.

Commercial’s operating revenue is also derived by providing electricity at wholesale and trading electricity primarily in the midwest region of the United States.  In addition, Commercial provides and trades natural gas primarily to wholesale customers across the United States.  The majority of these customers are public utilities, power and natural gas marketers and traders, and independent power producers.

Energy services operating revenues are derived primarily by providing steam, electricity, and operation and maintenance services to large industrial customers.

No single Commercial customer provides more than 10 percent of total operating revenues.

Regulated

Regulated consists of PSI’s regulated generation and transmission and distribution operations, and CG&E and its subsidiaries’ regulated electric and gas transmission and distribution systems.  Regulated plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers.  Regulated also earns revenues from wholesale customers primarily by these customers transmitting electric power through Cinergy’s transmission system.  These businesses are subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.  Regulated operated approximately 48,000 circuit miles (the total length in miles of separate circuits) of electric lines to provide regulated transmission and distribution service to approximately 1.5 million customers as of December 31, 2004.  Regulated operated approximately 9,226 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines to provide domestic regulated transmission and distribution services to approximately 500,000 customers as of December 31, 2004.  See “Item 2.  Properties” for a further discussion of the transmission and distribution systems owned by our utility operating companies.

Detail of Regulated’s operations can be found in the following sections:

•                  Generation - Fuel Supply and Emission Allowances — Describes Regulated’s generation capacity, sources of fuel, and its various cost recovery mechanisms;

•                  Transmission and Distribution — Describes Regulated’s agreements with the regional utilities and regional transmission organization (RTO) that coordinate the planning and operation of generation and transmission facilities and the associated cost recovery mechanisms;

•                  Gas Supply — Describes Regulated’s responsibility to purchase and deliver natural gas to native load (the total requirements of a wholesale utility’s franchised retail market) customers and the mechanisms used to fulfill their responsibility; and

•                  Revenue Data and Customer Base — Describes the primary revenue generators for the various business operations of Regulated.

Generation - Fuel Supply and Emission Allowances

As of December 31, 2004, the total winter electric capacity (including our portion of the total capacity for the jointly-owned plants) of Regulated’s generating plants was 7,055 MW.  Approximately 78 percent of this generation portfolio is coal-fired.  See “Item 2.  Properties” for a further discussion of the generating facilities.

Each year PSI purchases over 15 million tons of coal to generate electricity, primarily from mines located in Indiana, Pennsylvania, and Illinois.  The price of coal has increased dramatically in 2004 as compared to 2003.  The primary driving forces behind the increase in coal prices are (1) increases in demand for electricity, (2) environmental regulation, and (3) decreases in the number of suppliers of coal from prior years.  To help mitigate the price fluctuation of coal, Cinergy has a general practice to procure a substantial portion of coal through fixed-price contracts of varying length.  We hold fixed-price contracts that will source a substantial portion of our expected 2005 coal requirements.  We evaluate the appropriate amount of contract coal and length of contracts based on market conditions, including pricing trends, volatility and supplier reliability.  See “Contractual Cash Obligations” in “Item 7. MD&A” for further detail on PSI’s total commitment under fixed-price coal contracts.

Regulated has natural gas-fired peaking plants that have a capacity of 1,263 MW.  The fuel for these units is primarily obtained through the natural gas spot market as it is difficult to forecast the natural gas requirements for these plants.  For further information on the risk of purchasing natural gas see the “Market Risk Sensitive Instruments” section of “Item 7. MD&A”.

A joint operating agreement, effective in April 2002, allows Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.  Under this agreement, transfers of power between PSI and CG&E are generally priced at market rates.

At times, Regulated purchases power to meet the energy needs of its customers.  Factors that could cause Regulated to purchase power for its customers include generating plant outages, extreme weather conditions, summer reliability, growth, and price.  We believe we can obtain enough purchased power to meet future needs.  However, during periods of excessive demand, the price and availability of these purchases may be significantly impacted.

ULH&P purchases energy from CG&E pursuant to a contract effective January 1, 2002, which was approved by the Federal Energy Regulatory Commission (FERC) and the Kentucky Public Service Commission (KPSC).  This five-year agreement is a negotiated fixed-rate contract with CG&E.

The KPSC has conditionally approved a long-term electric supply plan for ULH&P that will replace the current contract with CG&E as previously discussed.  Under this new plan, CG&E will transfer ownership of approximately 1,100 MW of electric generating capacity to ULH&P.  The capacity is currently part of CG&E’s generating assets used to service ULH&P under a multi-year wholesale power supply contract as previously discussed.  ULH&P is currently seeking approval of the transaction from the SEC, wherein the Ohio Consumers Counsel has intervened in opposition, and the FERC.  The transfer, which will be paid for at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006. Assuming receipt of regulatory approvals, we would anticipate the transfer to take place in the second quarter of 2005.

Cinergy is studying the feasibility of constructing a commercial integrated coal gasification combined cycle (IGCC) generating station to help meet increased demand over the next decade.  PSI would own all or part of the facility and operate it.  Cinergy will partner with Bechtel Corporation and General Electric Company to complete this study.  An IGCC plant turns coal to gas, removing most of the SO2 and other emissions before the gas is used to fuel a combustion turbine generator.  The technology uses less water and has fewer emissions than a conventional coal-fired plant with currently required pollution control equipment.  Another benefit is the potential to remove mercury and carbon dioxide (CO2) upstream of the combustion process at a lower cost than conventional plants.  If a decision is reached to move forward with constructing such a plant, PSI would seek approval from the Indiana Utility Regulatory Commission (IURC) to begin construction.  If approved, we would anticipate the IURC’s subsequent approval to include the assets in PSI’s rate base.

Regulated monitors alternative sources of coal and natural gas to assure a continuing availability of economical fuel supplies.  As such, it will maintain its practice of purchasing a portion of coal and natural gas requirements on the open market and will continue to investigate least-cost coal options to comply with new and existing environmental requirements.  Cinergy and PSI believe that they can continue to obtain enough coal and natural gas to meet future needs.  However, future environmental requirements may significantly impact the availability and price of these fuels.

PSI recovers retail and a portion of its wholesale fuel costs from customers on a dollar-for-dollar basis through a cost tracking recovery mechanism (commonly referred to as a fuel adjustment clause). In addition to the fuel adjustment clause, PSI utilizes a purchased power tracking mechanism approved by the IURC for the recovery of costs related to certain specified purchases of power necessary to meet native load peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

Regulated emits SO2 and NOX in the generation of electricity and maintains emission allowances to offset their emissions in order to comply with NOX and SO2 emission reduction requirements.  In 2004, the market prices of SO2 allowances rose more than 200 percent from 2003.  PSI utilizes a cost tracking mechanism as approved by the IURC allowing it to recover substantially all of its emission allowance costs from its customers.  Cinergy is continually evaluating market conditions and managing our overall cost structure through the addition of pollution control equipment, where economically feasible, and the use of emission allowance markets to help manage our emissions costs.

Transmission and Distribution

Cinergy (through our utility operating companies) and other non-affiliated utilities in a nine-state region are parties to the East Central Area Reliability Coordination (ECAR) Agreement.  Through the ECAR Agreement, ECAR supports the planning and operation of generation and transmission facilities, which provides for reliability of regional bulk power supply.

Cinergy (through our utility operating companies) is also a member of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO), a RTO established in 1998 as a non-profit organization which maintains functional control over the combined transmission systems of its members.

The Midwest ISO is the provider for transmission service requested on the transmission facilities under its tariff.  It is responsible for the reliable operation of those transmission facilities and the regional planning of new transmission facilities.  The Midwest ISO also will administer energy markets utilizing Locational Marginal Pricing (i.e., the energy price for the next MW may vary throughout the Midwest ISO market based on transmission congestion and energy losses) as the methodology for relieving congestion on the transmission facilities under its functional control.  ECAR will maintain the responsibility for establishing the level of operating reserves for those utilities participating in the ECAR Agreement and the operation of the Automatic Reserve Sharing system upon the Midwest ISO’s implementation of its Energy Markets Tariff.  See “Electric Industry” in “Item 7. MD&A” for further detail regarding the Midwest ISO energy markets.

Transmission and Distribution Cost Recovery

Transmission cost recovery mechanisms will be established under CG&E’s new RSP to, among other things, permit CG&E to recover Midwest ISO charges.  CG&E also plans to file a distribution rate case to recover certain distribution costs with rates to become effective January 1, 2006 and has deferred certain costs in 2004 and will defer costs in 2005 pursuant to its RSP.  See “Electric Industry” in “Item 7. MD&A” for further detail of CG&E’s RSP.

PSI has received IURC approval for the recovery of Midwest ISO costs and is currently seeking IURC approval that would further define the mechanisms for recovery of such costs.

Transmission System Interconnections

The following map illustrates the interconnections between our electric systems and other electric systems.

Gas Supply

Regulated is responsible for the purchase and the subsequent delivery of natural gas to native load customers.  Regulated’s natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity.  This strategy allows Regulated to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides Regulated the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under Regulated’s customer choice/gas transportation programs.  In 2004, firm supply purchase commitment agreements provided approximately 63 percent of the natural gas supply, with the remaining gas purchased on the spot market.  These firm supply agreements feature two levels of gas supply, specifically (1) base load, which is a continuous supply to meet normal demand requirements, and (2) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

Regulated manages natural gas procurement-price volatility mitigation programs for CG&E and ULH&P.  These programs pre-arrange between 20-75 percent of winter heating season base load gas requirements and up to 50 percent of summer season base load requirements.  CG&E and ULH&P use primarily fixed-price forward contracts and contracts with a ceiling and floor on the price.  As of December 31, 2004, CG&E and ULH&P, combined, had hedged approximately 60 percent of their winter 2004/2005 base load requirements.  See the “Gas Industry” section of “Item 7. MD&A” for further information.

Interstate pipelines either (1) transport gas purchased directly to the distribution systems or (2) inject gas purchased into pipeline storage facilities for future withdrawal and delivery.  The majority of the gas supply comes from the Gulf of Mexico coastal areas of Texas and Louisiana.

Revenue Data and Customer Base

Regulated’s generation revenue is derived from the fulfillment of its native load requirements.  The percent of retail operating revenues derived from full service electricity and gas sales and transportation for each of the three years ended December 31 were as follows:

	Operating Revenues
Registrant	2004		2003		2002
	Electric	Gas	Electric	Gas	Electric	Gas

Cinergy	76%	24%	76%	24%	81%	19%
CG&E and subsidiaries	45	55	46	54	56	44
PSI	100	—	100	—	100	—
ULH&P	65	35	67	33	74	26

Electric and gas sales are seasonal.  Electricity usage in our service territory peaks during the summer and gas usage peaks during the winter.  Air conditioning increases electricity demand and heating increases electricity and gas demand.

The service territory of CG&E and its utility subsidiaries, including ULH&P, is heavily populated and is characterized by a stable residential customer base and a diverse mix of industrial customers.  The territory served by PSI is composed of residential, agricultural, and widely diversified industrial customers.  No single retail customer provides more than 10 percent of total operating revenues (electric or gas) for Regulated.

Power Technology and Infrastructure

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

In March 2004, Cinergy announced that it would begin offering broadband over power line (BPL) services in the Cincinnati, Ohio area.  BPL utilizes the low and medium voltage distribution lines of Cinergy to transmit high speed data and other digital information to and from the internet via home electrical outlets and can be used for monitoring utility infrastructure.  These services are being offered through joint ventures created by Ventures and Current Communications Group LLC, marketing to Cinergy service territory and municipal and co-op utilities throughout the United States.  Ventures has invested approximately $18 million to date.

EMPLOYEES

We have collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), the United Steelworkers of America (USWA), the Utility Workers Union of America (UWUA), and various international union organizations.

The following table indicates the number of employees by classification at January 31, 2005:

Classification	CG&E(4)	PSI	ULH&P	Cinergy(5)

IBEW(1)	1,018	1,218	60	2,546
USWA(2)	280	—	79	398
UWUA(3)	387	—	58	768
Various Union Organizations	—	—	—	355
Non-Bargaining	198	354	19	3,775
	1,883	1,572	216	7,842

(1)   IBEW #1347 contract will expire on April 1, 2006, IBEW #1393 contract will expire on May 1, 2005, and IBEW #352 contract expired on February 5, 2005 and was replaced with a new contract set to expire on February 5, 2008.

(2)   USWA #12049 and #5541-06 contracts will expire on May 15, 2007.

(3)   Contract will expire on March 31, 2005.

(4)   CG&E and subsidiaries excluding ULH&P.

(5)   Includes 3,154 Services’ employees who provide services to our operating utilities and other non-regulated companies.

ENVIRONMENTAL MATTERS

Cinergy is currently affected by several different issues which involve compliance with federal and state regulations regarding the protection of the environment including, but not limited to, reductions in mercury, NOX, and SO2 emissions.  Cinergy is able to recover certain costs of this environmental compliance equipment through various trackers set up with Cinergy’s respective state regulatory agencies.  See the “Environmental Issues” section in “Item 7. MD&A” for a discussion of these environmental issues and the estimated capital expenditures.

FUTURE EXPECTATIONS/TRENDS

See the information appearing under the same caption in “Item 7. MD&A” for the following discussions:

•                  Regulatory Outlook and Significant Rate Developments;

•                  FERC and Midwest ISO;

•                  Gas Industry; and

•                  Other Matters.

PROPERTIES

ITEM 2.  PROPERTIES

COMMERCIAL BUSINESS UNIT (COMMERCIAL)

Electric

Domestic Power Generation

Commercial’s domestic power generating stations’ total winter electric capacity, reflected in megawatts (MW), as of December 31, 2004, are shown in the table that follows.  Commercial’s electric generating plants are primarily located in Ohio and Kentucky and are wholly-owned or jointly-owned facilities.

			Natural
		Coal	Gas	Oil	Total
Commercial(1)	Stations	MW	MW	MW	MW

The Cincinnati Gas & Electric Company (CG&E)	9	4,186	736	324	5,246
Cinergy Investments, Inc. (Investments)(2)	2	—	1,030	—	1,030

Total	11	4,186	1,766	324	6,276

(1)   This table includes only our portion of the total capacity for the jointly-owned plants.

(2)   Represents natural gas peaking plants located in Tennessee and Mississippi, owned by Investments, that sell electricity on the wholesale market.

During 2004, Commercial’s electric generating plants, including those that we own but do not operate, performed reliably, as evidenced by our annual capacity factor of 68 percent and a utilization factor of 83 percent (excluding natural gas and fuel oil peaking stations) and an equivalent availability factor of 84 percent.  A capacity factor is a percentage that indicates how much of a power plant’s capacity is used over time.  A utilization factor is a percentage that indicates how much of a power plant’s capacity is used while being available.  An equivalent availability factor is a percentage that indicates how much of a unit is available to generate compared to its potential maximum generation.

Below is a geographical map showing the locations of Commercial’s generation plants.

Legend
Number	Generation Plant	Fuel Type	MW Capacity

1	Dick’s Creek	Gas	172
2	Woodsdale	Gas	564
3	Miami Fort	Coal/Oil	962
4	East Bend	Coal	414
5	Beckjord	Coal/Oil	1,107
6	Wm. Zimmer	Coal	604
7	J.M. Stuart	Coal	913
8	Killen	Coal	198
9	Conesville	Coal	312
10	Brownsville	Gas	480
	Caledonia(1)	Gas	550
		Total	6,276

(1)   Commercial’s generation plant not included in the map is located in Caledonia, Mississippi.

Cogeneration

As of December 31, 2004, Cinergy had ownership interests in and/or operated 27 domestic cogeneration facilities capable of producing 5,357 MW of electricity, 4,303 MW equivalents of steam and 236 MW equivalents of chilled water.  Cogeneration is the simultaneous production of two or more forms of useable energy from a single fuel source.  During 2005, Cinergy anticipates completion of an expansion at one of our existing cogeneration facilities, which is expected to provide an additional 70 MW equivalents of steam and 42 MW equivalents of chilled water.

Synthetic Fuel

Cinergy Capital & Trading, Inc. owns a coal-based synthetic fuel production facility, which converts coal into synthetic fuel for sale to a third party.  See “Synthetic Fuel Production” in “Item 7. MD&A” for additional information regarding this business initiative.

International

As of December 31, 2004, we had ownership interests in (1) generation assets located in three countries capable of producing approximately 150 MW of electricity and 700 MW equivalents of steam; and (2) approximately 1,200 miles of gas and electric transmission and distribution systems through jointly-owned investments in two countries, through which we serve approximately 8,500 transmission and distribution customers.  These assets serve retail and wholesale customers by providing utility services including generation of electricity and heat as well as the distribution of gas and electric commodities.

REGULATED BUSINESS UNIT (REGULATED)

Electric

Domestic Power Generation

Regulated’s domestic power generating stations’ total winter electric capacity, reflected in MW, as of December 31, 2004, are shown in the table that follows.  The electric generating plants are located in Indiana and Ohio and are wholly-owned or jointly-owned facilities.

			Natural
		Coal	Gas	Oil	Hydro	Total
Regulated(1)	Stations	MW	MW	MW	MW	MW

PSI	11	5,488	1,263	259	45	7,055

(1)   This table includes only our portion of the total capacity for the jointly-owned plants.

During 2004, Regulated’s electric generating plants, including those that we own but do not operate, performed reliably, as evidenced by our annual capacity factor of 74 percent and a utilization factor of 85 percent (excluding natural gas and fuel oil peaking stations) and an equivalent availability factor of 89 percent.  A capacity factor is a percentage that indicates how much of a power plant’s capacity is used over time.  A utilization factor is a percentage that indicates how much of a power plant’s capacity is used while being available.  An equivalent availability factor is a percentage that indicates how much of a unit is available to generate compared to its potential maximum generation.

Below is a geographical map showing the locations of Regulated’s generation plants.

Legend
Number	Generation Plant	Fuel Type	MW Capacity

1	Cayuga	Coal/Gas/Oil	1,135
2	Wabash River	Coal/Oil	966
3	Edwardsport	Coal/Oil	160
4	Gibson	Coal	2,844
5	Miami Wabash	Oil	104
6	Noblesville	Gas	310
7	Henry County	Gas	129
8	Connersville	Oil	98
9	Gallagher	Coal	560
10	Markland	Hydro	45
11	Madison	Gas	704
		Total	7,055

Transmission and Distribution

Relevant information for our utility operating companies’ electric transmission and distribution systems located in Ohio, Kentucky, and Indiana is as follows:

	Electric	Electric	Substation
	Transmission	Distribution	Combined
Registrant	Systems	Systems	Capacity
	(circuit miles)	(circuit miles)	(kilovolt-amperes)(1)

CG&E and subsidiaries
CG&E	1,561	16,743	21,121,288
The Union Light, Heat and Power Company (ULH&P)	106	2,883	1,419,878
Other subsidiaries	40	—	—
Total CG&E and subsidiaries	1,707	19,626	22,541,166
PSI Energy, Inc. (PSI)	5,354	20,917	30,569,289

Total	7,061	40,543	53,110,455

(1)   Kilovolt-amperes (1,000 volt-amperes) are a broad measure of our substation transformer capacity.

At the end of 2004, our utility operating companies’ electric systems were interconnected with 14 other utilities.  Our electric transmission and distribution systems are designed and constructed to further the goal of providing reliable service to our customers.  Every effort is made to ensure that sufficient facilities are in service to meet this goal without installing facilities beyond what is required to operate reliably and within the designed parameters.  Through our ongoing review of these systems, enhancements are developed and constructed to meet our planning, loading, and reliability guidelines.  This process allows us to prudently invest in capacity additions only when and where they are required.  The Midwest Independent Transmission System Operator, Inc. (Midwest ISO) holds functional control of Regulated’s transmission systems.

Gas

As of December 31, 2004, the natural gas transmission and distribution systems of Cinergy and CG&E and its subsidiaries had approximately 9,226 miles of mains and service lines located in southwestern Ohio and northern Kentucky.  Cinergy and CG&E and its subsidiaries also jointly own three underground caverns with a total storage capacity of approximately 23 million gallons of liquid propane (of which 18.7 million gallons belongs to CG&E, including 7.5 million gallons belonging to ULH&P).  As of December 31, 2004, Cinergy had 16.6 million gallons of liquid propane in storage (of which 14.4 million gallons belongs to CG&E, including 5.8 million gallons belonging to ULH&P).  This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky.  Propane/air peak shaving plants store propane and, when needed, vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

PEAK LOAD

In July 2004, we experienced peak loads for the year of 10,911 MW, 4,998 MW, and 6,000 MW for Cinergy, CG&E, and PSI, respectively.  Cinergy and CG&E set record peak loads of 11,305 MW and 5,311 MW in August 2002, respectively, while PSI set a record peak load of 6,088 MW in July 2002.

LEGAL PROCEEDINGS

ITEM 3.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana (District Court) against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plans (SIP) permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Generating Station (Beckjord Station).  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s Beckjord Station and Miami Fort Station, and PSI’s Cayuga Generating Station, Gallagher Generating Station, Wabash River Generating Station, and Gibson Generating Station (Gibson Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery, and the District Court has set the case for trial by jury commencing in February 2006.

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

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend these lawsuits vigorously in court and filed motions to dismiss with the other defendants in September 2004.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

SELECTIVE CATALYTIC REDUCTION UNITS (SCR) AT GIBSON GENERATING STATION

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern over an acid aerosol mist haze (plume) sometimes occurring in areas near the plant.  Portions of the plume from those units’ stacks appeared to break apart and descend to ground level at certain times under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management (IDEM), EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explored alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

ZIMMER GENERATING STATION (ZIMMER STATION) LAWSUIT

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, Ohio laws against nuisance and common law nuisance.  CG&E filed a motion to dismiss the lawsuit on primarily procedural grounds and we intend to defend against these claims vigorously.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or result of operations.

MANUFACTURED GAS PLANT (MGP) SITES

Coal tar residues, related hydrocarbons, and various metals have been found in at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).  The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The IDEM oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court remanded the case to the trial court.  PSI settled its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI is considering whether to appeal this decision.  At the present time, PSI cannot predict the outcome of this litigation if it were to appeal the decision.

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

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI received an adverse ruling in its initial appeal of the negligence claim verdict, but the Indiana Supreme Court accepted the transfer of the case and heard oral argument in June 2004.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Cinergy, The Cincinnati Gas & Electric Company, or PSI Energy, Inc. during the fourth quarter of 2004.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cinergy Corp.’s common stock is listed on the New York Stock Exchange.  The high and low stock prices for each quarter for the past two years are indicated below:

	High	Low
2004
First Quarter	$41.10	$37.17
Second Quarter	41.04	34.92
Third Quarter	40.75	36.95
Fourth Quarter	42.63	38.08

2003
First Quarter	$35.87	$29.77
Second Quarter	38.75	33.25
Third Quarter	36.99	33.14
Fourth Quarter	38.86	35.19

Cinergy Corp. holds all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), and CG&E holds all of the common stock of The Union Light, Heat and Power Company (ULH&P).  Therefore, no public trading market exists for the common stock of CG&E, PSI, and ULH&P.

As of January 31, 2005, Cinergy Corp. had 45,628 shareholders of record.

Cinergy Corp. declared dividends on its common stock of $.47 and $.46 per share for each quarter of 2004 and 2003, respectively.  The quarterly dividends paid to Cinergy Corp. by CG&E and PSI, and to CG&E by ULH&P for the past two years were as follows:

Registrant	Quarter	2004	2003
		(in thousands)

CG&E	First	$54,926	$47,082
	Second	55,612	63,100
	Third	57,971	56,473
	Fourth	67,249	61,208

PSI	First	$28,957	$30,503
	Second	28,913	17,837
	Third	26,839	24,984
	Fourth	17,879	20,626

ULH&P	First	$—	$—
	Second	—	6,305
	Third	—	—
	Fourth	14,600	—

On January 14, 2005, the Board of Directors of Cinergy Corp. declared dividends on its common stock of $.48 per share, payable February 15, 2005, to shareholders of record at the close of business on February 1, 2005.

See “Dividend Restrictions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a brief description of the registrants’ common stock dividend restrictions.

The number of shares (or units) provided in the table below represent shares exchanged in connection with employee option exercises and shares purchased by the plan trustee on behalf of the 401(k) Excess Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 — October 31	4,580	$39.67	N/A	N/A
November 1 — November 30	2,288	$39.45	N/A	N/A
December 1 — December 31	—	$—	N/A	N/A

SELECTED FINANCIAL DATA

ITEM 6.  SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(in millions, except per share amounts)

Cinergy(1)
Results of Operations:
Operating revenues	$4,688	$4,416	$4,059	$3,950	$3,752
Income before discontinued operations and cumulative effect of changes in accounting principles	401	435	397	457	400
Discontinued operations, net of tax(2)	—	9	(25)	(15)	(1)
Cumulative effect of changes in accounting principles, net of tax(3)	—	26	(11)	—	—
Net income	401	470	361	442	399

Per Share Data:
Earnings per common share (EPS) - basic:
Income before discontinued operations and cumulative effect of changes in accounting principles	2.22	2.46	2.37	2.87	2.52
Discontinued operations, net of tax(2)	—	0.05	(0.15)	(0.09)	(0.01)
Cumulative effect of changes in accounting principles, net of tax(3)	—	0.15	(0.06)	—	—
Net income	2.22	2.66	2.16	2.78	2.51
EPS - diluted:
Income before discontinued operations and cumulative effect of changes in accounting principles	2.18	2.43	2.34	2.84	2.51
Discontinued operations, net of tax(2)	—	0.05	(0.15)	(0.09)	(0.01)
Cumulative effect of changes in accounting principles, net of tax(3)	—	0.15	(0.06)	—	—
Net income	2.18	2.63	2.13	2.75	2.50
Cash dividends declared per share	1.88	1.84	1.80	1.80	1.80

Balance Sheet Data (at end of period):
Total assets from continuing operations	14,982	14,114	13,685	12,558	12,604
Total assets from discontinued operations	—	5	147	234	197
	14,982	14,119	13,832	12,792	12,801
Long-term debt (including amounts due within one year)	4,448	4,971	4,188	3,656	2,868

The Cincinnati Gas & Electric Company (CG&E)
Results of Operations:
Operating revenues	$2,511	$2,382	$2,137	$2,247	$2,101
Income before cumulative effect of changes in accounting principles	257	300	264	327	267
Cumulative effect of changes in accounting principles, net of tax(4)	—	31	—	—	—
Net income	257	331	264	327	267

Balance Sheet Data (at end of period):
Total assets	6,232	5,809	5,751	5,559	6,182
Long-term debt (including amounts due within one year)	1,594	1,569	1,690	1,205	1,206

PSI Energy, Inc. (PSI)
Results of Operations:
Operating revenues	$1,754	$1,603	$1,611	$1,574	$1,512
Income before cumulative effect of a change in accounting principle	165	134	214	162	135
Cumulative effect of a change in accounting principle, net of tax(5)	—	(1)	—	—	—
Net income	165	133	214	162	135

Balance Sheet Data (at end of period):
Total assets	5,450	5,140	4,539	4,864	4,906
Long-term debt (including amounts due within one year)	1,874	1,720	1,372	1,348	1,113

(1)   The results of Cinergy also include amounts related to non-registrants.

(2)   See Note 14 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further explanation.

(3)   In 2003, Cinergy recognized a gain/(loss) on cumulative effect of changes in accounting principles of $39 million (net of tax) and $(13) million (net of tax) as a result of the reversal of accrued cost of removal for non-regulated generating assets and the change in accounting of certain energy related contracts from fair value to accrual.  In 2002, Cinergy recognized a cumulative effect of a change in accounting principle of $(11) million (net of tax) as a result of an impairment charge for goodwill related to certain of our international assets.

(4)   In 2003, CG&E recognized a gain/(loss) on cumulative effect of changes in accounting principles of $39 million (net of tax) and $(8) million (net of tax) as a result of the reversal of accrued cost of removal for non-regulated generating assets and the change in accounting of certain energy related contracts from fair value to accrual.

(5)   In 2003, PSI recognized a loss on cumulative effect of a change in accounting principle of $(1) million (net of tax) as a result of a change in accounting of certain energy related contracts from fair value to accrual.

MD&A - EXECUTIVE SUMMARY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, Cinergy (which includes Cinergy Corp. and all of its regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report.  We have reclassified certain prior-year amounts in the financial statements of Cinergy, The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) to conform to current presentation.  The following discussions of results are not necessarily indicative of the results to be expected in any future period.

EXECUTIVE SUMMARY

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we explain our general operating environment, as well as our results of operations, liquidity, capital resources, future expectations/trends, market risk sensitive instruments, and accounting matters.  Specifically, we discuss the following:

•                 factors affecting current and future operations;

•                 why results changed from period to period;

•                 potential sources of cash for future capital expenditures; and

•                 how these items affect our overall financial condition.

Financial Highlights

Net income for Cinergy for the years ended December 31, 2004, and 2003 was as follows:

	Cinergy
	2004	2003	Change	% Change
	(in millions)

Net income	$401	$470	$(69)	(15)%

The decrease in net income was primarily due to the following factors:

•                   Higher operating costs due, in part, to increases in costs for employee labor and benefits, production maintenance, and the implementation of a continuous improvement initiative;

•                   Lower margins from the sale of electricity in the Commercial Business Unit (Commercial) primarily due to higher fuel and emission allowance costs;

•                   Impairment and disposal charges on certain investments primarily in the Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure); and

•                   Net gains recognized in 2003 resulting from the implementation of certain accounting changes and the disposal of discontinued operations.

These decreases were partially offset by:

•                   A higher price received per megawatt hour (MWh) resulting from the Indiana Utility Regulatory Commission’s (IURC) approval of PSI’s base retail electric rate increase in May 2004;

•                   Growth in non-weather related demand for electricity;

•                   An increase in gross margins on power marketing, trading, and origination contracts; and

•                   A gain related to a Power Technology and Infrastructure investment.

For further information, see “2004 Results of Operations — Cinergy”.

Forward-looking Challenges and Risks

Environmental Challenges

Cinergy faces many uncertainties with regard to future environmental legislation and the impact of this legislation on our generating assets and our decisions to construct new assets.  In two separate rulemakings, the Environmental Protection Agency (EPA) has proposed significant reductions in sulfur dioxide (SO2), nitrogen oxides (NOX) and mercury emissions from power plants, neither of which have been finalized.  Additionally, multi-emissions reductions legislation could be passed in 2005 that may take the place of these proposed rulemakings.  In 2004, Cinergy’s utility operating companies began an environmental construction program to reduce overall plant emissions that is estimated to cost approximately $1.8 billion over the next five years.  We believe that our construction program optimally balances these uncertainties and provides a level of emission reduction that will be required and/or economical to Cinergy under a variety of possible regulatory outcomes.  See “Environmental Issues” in “Liquidity and Capital Resources” for further information.

Regulatory Challenges

Ohio has enacted electric generation deregulation legislation.  CG&E’s residential customers are in a market development period through 2005, during which prices are fixed, while non-residential customers are under a recently approved rate stabilization plan (RSP) that runs through December 31, 2008.  Residential customers will be under the RSP beginning in 2006, also ending in 2008.  At this time, it is difficult to predict how the regulatory environment will look after the rate stabilization period ends.  To date, deregulation in Ohio has not progressed as originally anticipated and the Ohio General Assembly may consider re-regulation laws as early as 2005.  However, the possibility of deregulation or a hybrid of both deregulation and regulation still exists.  These regulatory uncertainties are particularly challenging as we attempt to address short-term and long-term generation capacity needs as well as environmental requirements previously discussed.  See “Regulatory Outlook and Significant Rate Developments” in “Future Expectations/Trends” for further discussion of these risks and uncertainties.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Energy Markets

The projected implementation date is April 1, 2005 for the Midwest ISO to begin operating under the Energy Markets Tariff (sometimes referred to as a Locational Marginal Pricing (LMP) market or MISO Day 2 market).  The implementation of an LMP market will introduce new scheduling requirements, new products for mitigating transmission congestion risks, and new pricing points for the purchase and sale of power.  Cinergy is in the process of preparing for the implementation and the Midwest ISO is currently conducting market trials and testing of the Energy Markets.  This is a significant undertaking by the Midwest ISO and its stakeholders and testing is not yet complete.  See “Midwest ISO Energy Markets” in “Future Expectations/Trends” for further details regarding these new markets.

Rising Coal and Emission Allowance Prices

The prices of coal and SO2 allowances have increased dramatically in 2004, as compared to 2003.  Contributing to the increases in coal and SO2 prices have been (1) increases in demand for electricity, (2) environmental regulation, and (3) decreases in the number of suppliers of coal from prior years.  Since rates have been frozen for non-residential customers through 2004 and residential customers through 2005, pursuant to Ohio deregulation, these increases in coal and emission allowance prices could not be recovered through rates.  The impact of these price increases on earnings is discussed in more detail in “Results of Operations”.  See “Generation Portfolio Risks” in “Market Risk Sensitive Instruments” for information on how we plan to mitigate these risks going forward.

MD&A - 2004 RESULTS OF OPERATIONS - CINERGY

2004 RESULTS OF OPERATIONS - CINERGY

Gross Margins

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate.  Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power.  Gas gross margins represent gas operating revenues less the related direct cost of gas purchased.  Within each of these areas, we will discuss the key drivers of our results.  Gross margins for Cinergy for the Regulated Business Unit (Regulated) and Commercial for the years ended December 31, 2004, and 2003 were as follows:

	Cinergy
	Regulated				Commercial
	2004	2003	Change	% Change	2004	2003	Change	% Change
	(in millions)

Electric gross margin(1)	$1,656	$1,469	$187	13%	$637	$714	$(77)	(11)%
Gas gross margin(2)	263	244	19	8	92	88	4	5
Total gross margin	$1,919	$1,713	$206	12	$729	$802	$(73)	(9)

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Cooling degree days and heating degree days in Cinergy’s service territory for the years ended December 31, 2004, and 2003 were as follows:

	Cinergy
	2004	2003	Change	% Change

Cooling degree days(1)	882	831	51	6%
Heating degree days(2)	5,006	5,316	(310)	(6)

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)           Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.

The change in cooling degree days and heating degree days did not have a material effect on Cinergy’s gross margins for the year ended December 31, 2004, as compared to 2003.

Regulated Gross Margins

The 13 percent increase in Regulated’s electric gross margins was primarily due to the following factors:

•                   An approximate $80 million increase resulting from a higher price received per MWh due to PSI’s base retail electric rate increase in May 2004; and

•                   An approximate $32 million increase due to growth in non-weather related demand.

The eight percent increase in Regulated’s gas gross margins was primarily due to an approximate $16 million increase in tariff adjustments mainly associated with the gas main replacement program.  Partially offsetting this increase was an approximate $7 million decrease reflecting a decline in non-weather related demand.

Commercial

Gross Margins

The 11 percent decrease in Commercial’s electric gross margins was primarily due to the following factors:

•                   An approximate $51 million increase in CG&E’s average price of fuel without a matching increase in the price of power charged to customers (the majority of which were under fixed price contracts); and

•                   An approximate $62 million increase in emission allowance costs, primarily due to increases in SO2 emission allowance market prices, without a matching increase in the price of power charged to customers.  The number of SO2 emission allowances used also increased in 2004.

Partially offsetting these decreases were:

•                   An approximate $24 million increase in gross margins on power marketing, trading, and origination contracts attributable to higher margins on physical and financial trading, primarily related to regional spreads between the mideast and midwest markets; and

•                   An approximate $15 million increase due to growth in non-weather related demand.

Commercial’s gas gross margins under generally accepted accounting principles (GAAP) and Commercial’s adjusted gas gross margins were relatively flat in 2004, as compared to 2003, although volatility during 2004 was significant due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage.  We evaluate the results of our gas marketing and trading business on an economic basis, which we term “adjusted gas gross margins”.

Our gas marketing and trading business regularly hedges its price exposure of natural gas held in storage by selling derivative contracts for winter month delivery.  The majority of the gas held in storage is designated as being hedged under Statement of Financial Accounting Standards No. 133’s, Accounting for Derivative Instruments and Hedging Activities (Statement 133), fair value hedge accounting model, which allows the gas to be accounted for at its fair value (based on spot prices).  Under GAAP, the derivative contracts hedging the gas are accounted for at fair value (based on forward winter prices).  Conversely, the agreements with pipelines to store this natural gas until the winter periods are not derivatives and are not adjusted for changes in fair value (see footnote 1 in the table below).

For a more complete understanding of our gas marketing and trading results, we have prepared the following table, which reconciles the gas margins under GAAP, the impact of adjusting these margins for the fair value of pipeline agreements and certain gas held in storage, and the resulting adjusted gas gross margins:

	2004	2003	Change
	(in millions)

Gas margins, as reported (GAAP)	$92	$88	$4

Fair value adjustments not recognized under GAAP(1)	(7)	(5)	(2)

Adjusted gas gross margins	$85	$83	$2

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

Other Operating Revenues and Costs of Fuel Resold

The 41 percent increase in Other Operating Revenues was primarily due to the following factors:

•                   An approximate $67 million increase in Commercial’s revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts.  Coal origination includes contract structuring and marketing of physical coal; and

•                   An approximate $28 million increase in Commercial’s revenues from the sale of synthetic fuel.

Costs of fuel resold includes Commercial’s costs of coal origination activities and the production of synthetic fuel.  These costs have increased in 2004, which is consistent with the increases in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Statements of Income for Cinergy.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	Cinergy
	2004	2003	Change	% Change
	(in millions)

Operation and maintenance	$1,282	$1,119	$163	15%
Depreciation	460	399	61	15
Taxes other than income taxes	254	250	4	2
Total	$1,996	$1,768	$228	13

Operation and Maintenance

The 15 percent increase in Operation and maintenance expense was primarily due to the following factors:

•                   Costs primarily associated with employee labor and benefits increased approximately $50 million.  Labor and benefit costs increased approximately six percent;

•                   Maintenance expenses, primarily production related, were higher by approximately $26 million;

•                   An approximate $20 million of costs incurred in 2004 related to a continuous improvement initiative;

•                   Higher transmission costs of approximately $15 million.  This increase was due, in part, to refunds received in 2003, which offset a portion of the costs for that year; and

•                   An approximate $14 million increase in operation expenses for non-regulated service subsidiaries that started operations, or became fully consolidated, after the second quarter of 2003.

These increases were partially offset by:

•                   The recognition of approximately $14 million of costs associated with voluntary early retirement programs and employee severance programs in 2003; and

•                   An approximate $12 million for costs incurred in 2003 associated with the bankruptcy of Enron Corp.

Depreciation

The 15 percent increase in Depreciation expense was primarily due to the following factors:

•                   An approximate $36 million increase due to the addition of depreciable plant, primarily for pollution control equipment, and the accelerated gas main replacement program; and

•                   An approximate $27 million increase resulting from a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal and b) recovery of deferred depreciation costs, both of which were approved in PSI’s latest retail rate case.

These increases were partially offset by approximately $15 million due to longer estimated useful lives of CG&E’s generation assets resulting from a depreciation study completed during the third quarter of 2003.

Equity in Earnings of Unconsolidated Subsidiaries

The increase in Equity in Earnings of Unconsolidated Subsidiaries was primarily due to a gain of approximately $21 million relating to the sale of most of the assets by a company in which Power Technology and Infrastructure holds an investment.  See Note 15(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

Miscellaneous Income (Expense) - Net

The decrease in Miscellaneous Income (Expense) — Net was primarily due to the recognition of approximately $56 million in impairment and disposal charges in 2004 primarily associated with certain investments in the Power Technology and Infrastructure portfolio.  The values of these investments reflect our estimates and judgments about the future performance of these investments, for which actual results may differ.  A substantial portion of these charges relate to a company, in which Cinergy holds a non-controlling interest that sold its major assets in 2004.  This company is involved in the development and sale of outage management software.

This decrease was partially offset by interest income of approximately $9 million on the notes receivable of two subsidiaries consolidated in the third quarter of 2003.

Interest Expense

The two percent increase in Interest Expense was primarily due to the following factors:

•                   An approximate $12 million increase due to Cinergy’s recognition of a note payable to a trust; and

•                   An approximate $9 million increase related to additional debt recorded in accordance with the consolidation of two new entities.

The note payable and additional debt were both recorded in July 2003 resulting from the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46).

These increases were partially offset by:

•                   A decline in average long-term debt; and

•                   Charges recorded during 2003 associated with CG&E’s refinancing of certain debt.

Preferred Dividend Requirement of Subsidiary Trust

The decrease in Preferred Dividend Requirement of Subsidiary Trust was a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in Cinergy’s financial statements.  However, interest expense is still being incurred on a note payable to this trust as previously discussed.  See Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.

Income Taxes

Cinergy’s 2004 effective tax rate was approximately 21 percent, a decrease of four percent from 2003, resulting from a greater amount of tax credits associated with the production and sale of synthetic fuel and the successful resolution of certain tax matters.

Discontinued Operations

During 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the United States, and substantially sold or liquidated the assets of its energy trading operation in the Czech Republic.  Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (Statement 144), these investments have been classified as discontinued operations in our financial statements.  See Note 14 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information.

Cumulative Effect of Changes in Accounting Principles

In 2003, Cinergy recognized a Cumulative effect of changes in accounting principles, net of tax gain of approximately $26 million.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143) and the rescission of Emerging Issues Task Force (EITF) Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  See Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

MD&A - 2004 RESULTS OF OPERATIONS – CG&E

2004 RESULTS OF OPERATIONS - CG&E

Summary of Results

Net income for CG&E for the years ended December 31, 2004, and 2003 were as follows:

	CG&E and subsidiaries
	2004	2003	Change	% Change
	(in millions)

Net income	$257	$331	$(74)	(22)%

The decrease in net income was primarily due to the following factors:

•                   Higher operating costs due, in part, to increases in costs for employee labor and benefits;

•                   Lower margins from the sale of electricity primarily due to higher fuel and emission allowance costs; and

•                   A net gain recognized in 2003 resulting from the implementation of certain accounting changes.

These decreases were partially offset by:

•                   Growth in non-weather related demand for electricity; and

•                   An increase in gross margins on power marketing, trading, and origination contracts.

Gross Margins

Gross margins for CG&E for the years ended December 31, 2004, and 2003 were as follows:

	CG&E and subsidiaries
	2004	2003	Change	% Change
	(in millions)

Electric gross margin(1)	$1,168	$1,195	$(27)	(2)%
Gas gross margin(2)	263	245	18	7

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

Cooling degree days and heating degree days in CG&E’s service territory for the years ended December 31, 2004, and 2003 were as follows:

	CG&E and subsidiaries
	2004	2003	Change	% Change

Cooling degree days(1)	876	812	64	8%
Heating degree days(2)	4,881	5,119	(238)	(5)

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.

The change in cooling degree days and heating degree days did not have a material effect on CG&E’s gross margins for the period.

Electric Gross Margins

The two percent decrease in CG&E’s electric gross margins was primarily due to the following factors:

•                   An approximate $51 million increase in the average price of fuel without a matching increase in the price of power charged to customers (the majority of which were under fixed price contracts); and

•                   An approximate $32 million increase in emission allowance costs, primarily due to an increase in SO2 emission allowance market prices, without a matching increase in the price of power charged to customers.

These decreases were partially offset by:

•                   An approximate $31 million increase in margins from retail customers due to growth in non-weather related demand; and

•                   An approximate $29 million increase in gross margins on power marketing, trading, and origination contracts attributable to higher margins on physical and financial trading, primarily related to regional spreads between the mideast and midwest markets.

Gas Gross Margins

The seven percent increase in CG&E’s gas gross margins was primarily due to an approximate $16 million increase in tariff adjustments mainly associated with the gas main replacement program.  Partially offsetting this increase was an approximate $7 million decrease reflecting a decline in non-weather related demand.

Other Operating Revenues and Costs of Fuel Resold

The increase in Other Operating Revenues was due to an approximate $67 million increase in revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts.

Costs of fuel resold represents the costs of coal origination activities.  These costs have increased in 2004, which is consistent with the increase in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Statements of Income for CG&E.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	CG&E and subsidiaries
	2004	2003	Change	% Change
	(in millions)

Operation and maintenance	$594	$500	$94	19%
Depreciation	179	187	(8)	(4)
Taxes other than income taxes	198	200	(2)	(1)
Total	$971	$887	$84	9

Operation and Maintenance

The 19 percent increase in Operation and maintenance expense was primarily due to the following factors:

•                   Costs primarily associated with employee labor and benefits increased approximately $28 million;

•                   Maintenance expenses, primarily production and distribution related, were higher by approximately $21 million;

•                   An approximate $9 million of costs incurred in 2004 related to a continuous improvement initiative; and

•                   Higher transmission costs of approximately $9 million.  This increase was due, in part, to refunds received in 2003, which offset a portion of the costs for that year.

Partially offsetting these increases was the recognition of approximately $4 million of costs associated with voluntary early retirement programs and employee severance programs in 2003.

Depreciation

The four percent decrease in Depreciation expense was primarily due to longer estimated useful lives of CG&E’s generation assets resulting from a depreciation study completed during the third quarter of 2003, which resulted in a decrease of approximately $15 million.  This decrease was partially offset by an approximate $8 million increase due to the addition of depreciable plant primarily for pollution control equipment and the accelerated gas main replacement program.

Miscellaneous Income - Net

The 47 percent decrease in Miscellaneous Income — Net was primarily due to the following factors:

•                   A final reconciliation recorded in 2003 between CG&E and PSI due to a previous demutualization of a medical insurance carrier used by both companies; and

•                   A decline in the allowance for equity funds used during construction resulting from certain assets being placed into service and a decrease in the equity rate applied.

Interest Expense

The 21 percent decrease in Interest Expense was primarily due to the following factors:

•                   A decline in average long-term debt; and

•                   Charges recorded during 2003 associated with the refinancing of certain debt.

Cumulative Effect of Changes in Accounting Principles

In 2003, CG&E recognized a Cumulative effect of changes in accounting principles, net of tax gain of approximately $31 million as a result of the adoption of Statement 143 and the rescission of EITF 98-10.  See Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

MD&A - 2004 RESULTS OF OPERATIONS – PSI

2004 RESULTS OF OPERATIONS - PSI

Summary of Results

Net income for PSI for the years ended December 31, 2004, and 2003 were as follows:

	PSI
	2004	2003	Change	% Change
	(in millions)

Net income	$165	$133	$32	24%

The increase in net income was primarily due to the following factors:

•                   The impact of the PSI base retail electric rate increase in May 2004; and

•                   Growth in non-weather related demand.

These increases were partially offset by higher operating costs due, in part, to increases in costs for employee labor and benefits.

Electric Gross Margins

Gross margins for PSI for the years ended December 31, 2004, and 2003 were as follows:

	PSI
	2004	2003	Change	% Change
	(in millions)

Electric gross margin(1)	$1,103	$973	$130	13%

(1)           Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

Cooling degree days and heating degree days in PSI’s service territory for the years ended December 31, 2004, and 2003 were as follows:

	PSI
	2004	2003	Change	% Change

Cooling degree days(1)	887	850	37	4%
Heating degree days(2)	5,128	5,512	(384)	(7)

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.

The change in degree days did not have a material effect on electric gross margins for the period.  The 13 percent increase in PSI’s electric gross margins was primarily due to the following factors:

•                   An approximate $80 million increase resulting from a higher price received per MWh due to PSI’s base retail electric rate increase in May 2004; and

•                   An approximate $16 million increase due to growth in non-weather related demand.

The following explanations correspond with the line items on the Statements of Income for PSI.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	PSI
	2004	2003	Change	% Change
	(in millions)

Operation and maintenance	$475	$449	$26	6%
Depreciation	222	164	58	35
Taxes other than income taxes	47	46	1	2
Total	$744	$659	$85	13

Operation and Maintenance

The six percent increase in Operation and maintenance expense was primarily due to the following factors:

•                   Costs primarily associated with employee labor and benefits increased approximately $14 million;

•                   An approximate $8 million of costs incurred in 2004 related to a continuous improvement initiative;

•                   An increase in production related maintenance expense of approximately $7 million; and

•                   Higher transmission costs of approximately $6 million.  This increase was due, in part, to refunds received in 2003, which offset a portion of the costs for that year.

Partially offsetting these increases was the recognition of approximately $4 million of costs associated with voluntary early retirement programs and employee severance programs in 2003.

Depreciation

The 35 percent increase in Depreciation expense was primarily due to the following factors:

•                   An approximate $27 million increase due to the addition of depreciable plant primarily for pollution control equipment; and

•                   An approximate $27 million increase resulting from a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal and b) recovery of deferred depreciation costs, both of which were approved in PSI’s latest retail rate case.

Interest Expense

The seven percent increase in Interest Expense was primarily due to an increase in the effective interest rate on short-term debt and an increase in the average amount of short-term debt outstanding.

MD&A - 2004 RESULTS OF OPERATIONS – ULH&P

2004 RESULTS OF OPERATIONS - ULH&P

The Results of Operations discussion for ULH&P is presented only for the year ended December 31, 2004, in accordance with General Instruction I(2)(a).

Electric and gas gross margins and net income for ULH&P for the years ended December 31, 2004 and 2003, were as follows:

	ULH&P
	2004	2003	Change	% Change
	(in millions)

Electric gross margin(1)	$68	$68	$—	—%
Gas gross margin(2)	45	40	5	13
Net income	19	19	—	—

(1)                                  Electric gross margin is calculated as Electric operating revenues less Electricity purchased from parent company for resale expense from the Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

Electric gross margins for ULH&P remained flat as growth in non-weather related demand was offset by the cost of increased electricity purchases to meet that demand.  The 13 percent increase in gas gross margins was due, in part, to an approximate $3 million increase in rate tariff adjustments associated with the gas main replacement program and the demand-side management program, which encourages efficient customer gas usage.

Net income remained flat as an approximate $2 million increase in operating costs, primarily related to increased transmission and distribution expenses, was partially offset by an approximate $1 million reduction in property taxes during 2004.

MD&A - 2003 RESULTS OF OPERATIONS - CINERGY

2003 RESULTS OF OPERATIONS - CINERGY

Summary of Results

Net income for Cinergy for the years ended December 31, 2003, and 2002 was as follows:

	Cinergy
	2003	2002	Change	% Change
	(in millions)

Net income	$470	$361	$109	30%

Cinergy’s increase in net income was primarily due to the following factors:

•                   Increases in gas gross margins as a result of an increase in base rates for Ohio customers, colder weather and increased volatility in gas prices in the first quarter of 2003, as compared to 2002, and an increase in natural gas sold from storage;

•                   Lower operating costs primarily resulting from the recognition of higher costs in 2002 associated with employee severance programs;

•                   Lower property taxes, primarily resulting from the change in property value assessment in the state of Indiana in 2003;

•                   The 2002 write-off of certain investments;

•                   A net gain recognized in 2003 resulting from the implementation of certain accounting changes;

•                   Gains realized in 2003 and losses incurred in 2002 from the disposal of discontinued operations; and

•                   Lower income taxes resulting primarily from tax credits associated with the production of synthetic fuel, which began in July 2002.

These increases were partially offset by:

•                   A decrease in electric gross margins primarily due to milder weather in 2003; and

•                   A decline in electric gross margins associated with Cinergy’s natural gas peaking assets.

Gross Margins

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate.  Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power.  Gas gross margins represent gas operating revenues less the related direct cost of gas purchased.  Within each of these areas, we will discuss the key drivers of our results.  Gross margins for Cinergy for Regulated and Commercial for the years ended December 31, 2003, and 2002 were as follows:

	Cinergy
	Regulated				Commercial
	2003	2002	Change	% Change	2003	2002	Change	% Change
	(in millions)

Electric gross margin(1)	$1,469	$1,571	$(102)	(6)%	$714	$735	$(21)	(3)%
Gas gross margin(2)	244	203	41	20	88	77	11	14
Total gross margin	$1,713	$1,774	$(61)	(3)	$802	$812	$(10)	1

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Cooling degree days and heating degree days in Cinergy’s service territory for the years ended December 31, 2003, and 2002 were as follows:

	Cinergy
	2003	2002	Change	% Change

Cooling degree days(1)	831	1,357	(526)	(39)%
Heating degree days(2)	5,316	5,093	223	4

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.

Regulated Gross Margins

The six percent decrease in Regulated’s electric gross margins was primarily due to a decline in retail electric margins mainly resulting from milder weather in 2003, compared to 2002.  As noted in the table, cooling degree days were down 39 percent in Cinergy’s service territory.  Partially offsetting this decrease was an increase in rate tariff adjustments associated with certain construction programs at PSI.

The 20 percent increase in Regulated’s gas gross margins was primarily due to the following factors:

•                   An increase in base rates, as approved by the Public Utilities Commission of Ohio (PUCO) in May 2002, and tariff adjustments associated with the gas main replacement program and Ohio excise taxes; and

•                   The colder weather in the first quarter of 2003, compared to 2002, which resulted in a greater amount of thousand cubic feet (mcf) delivered to customers.

Commercial

Gross Margins

The three percent decrease in Commercial’s electric gross margins was primarily due to a decline in margins associated with Commercial’s natural gas peaking assets in 2003, as compared to 2002.  Partially offsetting this decrease were higher margins from physical and financial trading primarily in and around the midwest.

The 14 percent increase in Commercial’s gas gross margins was primarily due to the following factors:

•                   An increase in the volatility of natural gas prices in the first quarter of 2003, as compared to the same period in 2002; and

•                   An increase in natural gas sold out of storage in 2003.  Cinergy Marketing & Trading, LP (Marketing & Trading) began engaging in significant storage activities at the end of the second quarter of 2002.

Other Operating Revenues and Costs of Fuel Resold

The 22 percent increase in Other Operating Revenues was primarily due to an increase in Commercial’s revenues from the sale of synthetic fuel, which began in July 2002.  This increase was partially offset by a decline in Commercial’s revenues from coal origination.

Costs of fuel resold includes Commercial’s costs of coal origination activities and the production of synthetic fuel.  In 2003, the costs of producing synthetic fuel increased and the costs of coal origination activities decreased, both of which are consistent with the changes in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Statements of Income for Cinergy.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	Cinergy
	2003	2002	Change	% Change
	(in millions)

Operation and maintenance	$1,119	$1,202	$(83)	(7)%
Depreciation	399	404	(5)	(1)
Taxes other than income taxes	250	263	(13)	(5)
Total	$1,768	$1,869	$(101)	(5)

Operation and Maintenance

The seven percent decrease in Operation and maintenance expense was primarily due to the following factors:

•                   The recognition of higher costs associated with employee severance programs in 2002;

•                   Decreased transmission costs, largely the result of changes in the Midwest ISO operations; and

•                   A decrease in employee incentive costs.

These decreases were partially offset by:

•                   The charges associated with our resolution of claims with respect to the bankruptcy of Enron Corp.; and

•                   An increase in maintenance expense for our generating units and overhead lines.

Depreciation

The one percent decrease in Depreciation expense was primarily due to the following factors:

•                   An increase in estimated useful lives of CG&E’s generation assets resulting from a depreciation study completed during the third quarter of 2003; and

•                   CG&E’s discontinuance of accruing costs of removal for generating assets (which was previously included as part of Depreciation expense) as a result of the adoption of Statement 143.  See Note 1(j) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.  Prior periods were not restated for the adoption of Statement 143.

Partially offsetting these decreases was the addition of depreciable plant primarily including pollution control equipment, accelerated gas main replacement program assets, and equipment associated with the production of synthetic fuel.

Taxes Other Than Income Taxes

The five percent decrease in Taxes other than income taxes expense was primarily due to lower property taxes, which were partially offset by increased excise taxes.  This decrease was primarily a result of a change in property value assessments in the state of Indiana in 2003.

Miscellaneous Income (Expense) - Net

The increase in Miscellaneous Income (Expense) - Net was primarily due to the following factors:

•                   2002 write-offs of certain equipment and technology investments and costs accrued related to the termination of a contract for the construction of combustion turbines; and

•                   Interest income on the notes receivable of two newly consolidated subsidiaries in 2003.  See Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.

Partially offsetting these increases were net gains realized in 2002 from the sale of equity investments in certain renewable energy projects.

Interest Expense

The 11 percent increase in Interest Expense was primarily due to the following factors:

•                   An increase in average long-term debt outstanding during the year ended December 31, 2003;

•                   Charges during 2003 associated with the re-financing of certain debt; and

•                   Additional debt recorded in July 2003 with the consolidation of two new entities and the recognition of a note payable to a trust resulting from the adoption of Interpretation 46.  See Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

These increases were partially offset by a decrease in short-term interest rates.

Preferred Dividend Requirement of Subsidiary Trust

The 50 percent decrease in Preferred Dividend Requirement of Subsidiary Trust was a result of the implementation of Interpretation 46.  Effective July 1, 2003, the preferred trust securities and the related dividends are no longer reported in Cinergy’s financial statements.  However, interest expense is still being incurred on a note payable to this trust as previously discussed.  See Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.

Income Taxes

The decrease in the effective income tax rate was primarily due to tax credits associated with the production and sale of synthetic fuel, which began in July 2002.  Cinergy’s effective tax rate for 2003 was approximately 25 percent.

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

The increase in discontinued operations in 2003 as compared to 2002 was due to the recognition of losses on disposal of foreign investments in 2002 and the recognition of gains on disposal in 2003.

Cumulative Effect of Changes in Accounting Principles

In 2003, Cinergy recognized a Cumulative effect of changes in accounting principles, net of tax gain of approximately $26 million.  The cumulative effect of changes in accounting principles was a result of the adoption of Statement 143 and the rescission of EITF 98-10.

In 2002, Cinergy recognized a Cumulative effect of a change in accounting principle, net of tax loss of approximately $11 million as a result of implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  See Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

MD&A - 2003 RESULTS OF OPERATIONS – CG&E

2003 RESULTS OF OPERATIONS - CG&E

Summary of Results

Net income for CG&E for the years ended December 31, 2003, and 2002 were as follows:

	CG&E and subsidiaries
	2003	2002	Change	% Change
	(in millions)

Net income	$331	$264	$67	25%

CG&E’s increase in net income was primarily due to the following factors:

•                   Increases in gas gross margins due to an increase in base rates, as approved by the PUCO in May 2002, and colder weather in the first quarter of 2003 as compared to 2002;

•                   Lower operating costs primarily resulting from the recognition of higher costs in 2002 associated with employee severance programs; and

•                   A net gain recognized in 2003 resulting from the implementation of certain accounting changes.

Offsetting these increases was a decrease in electric gross margins primarily due to milder weather in 2003, as compared to 2002.

Gross Margins

Gross margins for CG&E for the years ended December 31, 2003, and 2002 were as follows:

	CG&E and subsidiaries
	2003	2002	Change	% Change
	(in millions)

Electric gross margin(1)	$1,195	$1,205	$(10)	(1)%
Gas gross margin(2)	245	205	40	20

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

Cooling degree days and heating degree days in CG&E’s service territory for the years ended December 31, 2003, and 2002 were as follows:

	CG&E and subsidiaries
	2003	2002	Change	% Change

Cooling degree days(1)	812	1,353	(541)	(40)%
Heating degree days(2)	5,119	4,926	193	4

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.

Electric Gross Margins

The one percent decrease in CG&E’s electric gross margins was primarily due to a decline in retail electric margins mainly resulting from milder weather in 2003 as compared to 2002.  As noted in the table, cooling degree days were down 40 percent in CG&E’s service territory.  Higher margins from physical and financial trading partially offset this decrease.

Gas Gross Margins

The 20 percent increase in CG&E’s gas gross margins was primarily due to the following factors:

•                   An increase in base rates, as approved by the PUCO in May 2002, and tariff adjustments associated with the gas main replacement program and Ohio excise taxes; and

•                   The colder weather in the first quarter of 2003, compared to 2002, which resulted in a greater amount of mcf delivered to customers.

Other Operating Revenues and Costs of Fuel Resold

The 23 percent decrease in Other Operating Revenues was due to a decrease in revenues from coal origination.

Costs of fuel resold represents the costs of coal origination activities.  These costs decreased in 2003, which is consistent with the decline in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Statements of Income for CG&E.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	CG&E and subsidiaries
	2003	2002	Change	% Change
	(in millions)

Operation and maintenance	$500	$531	$(31)	(6)%
Depreciation	187	197	(10)	(5)
Taxes other than income taxes	200	198	2	1
Total	$887	$926	$(39)	(4)

Operation and Maintenance

The six percent decrease in Operation and maintenance expense was primarily due to the following factors:

•                   Decreased transmission costs largely the result of changes in the Midwest ISO operations;

•                   The recognition of higher costs associated with employee severance programs in 2002; and

•                   A decrease in employee incentive costs.

These decreases were partially offset by an increase in maintenance expense for our generating units and overhead lines.

Depreciation

The five percent decrease in Depreciation expense was primarily due to the following factors:

•                   An increase in the estimated useful lives of CG&E’s generation assets resulting from a depreciation study completed during the third quarter of 2003; and

•                   The discontinuance of accruing costs of removal for generating assets (which was previously included as part of Depreciation expense) as a result of the adoption of Statement 143.  See Note 1(j) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further details.  Prior periods were not restated for the adoption of Statement 143.

Miscellaneous Income - Net

The increase in Miscellaneous Income - Net was due, in part, to a final reconciliation with PSI of a previous demutualization of a medical insurance carrier used by both companies which was recorded in 2003.

Interest Expense

The 20 percent increase in Interest Expense was primarily due to the following factors:

•                   An increase in average long-term debt outstanding; and

•                   Charges during 2003 associated with the re-financing of certain debt.

Cumulative Effect of Changes in Accounting Principles

In 2003, CG&E recognized a Cumulative effect of changes in accounting principles, net of tax gain of approximately $31 million as a result of the adoption of Statement 143 and the rescission of EITF 98-10.  See Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

MD&A - 2003 RESULTS OF OPERATIONS – PSI

2003 RESULTS OF OPERATIONS - PSI

Summary of Results

Net income for PSI for the years ended December 31, 2003, and 2002 was as follows:

	PSI
	2003	2002	Change	% Change
	(in millions)

Net income	$133	$214	$(81)	(38)%

PSI’s decrease in net income was primarily attributable to decreases in electric gross margins due to milder weather in 2003, as compared to 2002. This decrease was partially offset by the following factors:

•                   The recognition of higher operating costs in 2002 associated with employee severance programs; and

•                   Lower property taxes, primarily resulting from the change in property value assessment in the state of Indiana in 2003.

Electric Gross Margins

Gross margins for PSI for the years ended December 31, 2003, and 2002 were as follows:

	PSI
	2003	2002	Change	% Change
	(in millions)

Electric gross margin(1)	$973	$1,064	$(91)	(9)%

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

Cooling degree days and heating degree days in PSI’s service territory for the years ended December 31, 2003, and 2002 were as follows:

	PSI
	2003	2002	Change	% Change

Cooling degree days(1)	850	1,360	(510)	(38)%
Heating degree days(2)	5,512	5,260	252	5

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.

The nine percent decrease in PSI’s electric gross margins was primarily due to a decline in retail electric margins resulting from milder weather in 2003, compared to 2002.  As noted in the table, cooling degree days were down 38 percent in PSI’s service territory.  An increase in rate tariff adjustments associated with certain construction programs partially offset these decreases.

The following explanations correspond with the line items on the Statements of Income for PSI.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	PSI
	2003	2002	Change	% Change
	(in millions)

Operation and maintenance	$449	$470	$(21)	(4)%
Depreciation	164	155	9	6
Taxes other than income taxes	46	57	(11)	(19)
Total	$659	$682	$(23)	(3)

Operation and Maintenance

The four percent decrease in Operation and maintenance expense was primarily due to the following factors:

•                   Recognition of higher costs associated with employee severance programs in 2002;

•                   Decreased transmission costs, largely the result of changes in the Midwest ISO operations; and

•                   A decrease in employee incentive costs.

These decreases were partially offset by an increase in maintenance expense for our generating units and overhead lines.

Depreciation

The six percent increase in Depreciation expense was primarily due to the following factors:

•                   The addition of depreciable plant resulting from PSI’s December 2002 purchase of two gas-fired peaking plants from non-regulated affiliates.  See Note 19 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for more information; and

•                   The addition of other depreciable plant primarily reflecting pollution control equipment and the repowering of Noblesville Station.

Taxes Other Than Income Taxes

The 19 percent decrease in Taxes other than income taxes expense was primarily due to lower property taxes, which were partially offset by increased excise taxes.  This decrease was primarily a result of a change in property value assessments in the state of Indiana in 2003.

Miscellaneous Income - Net

The 69 percent decrease in Miscellaneous Income - Net was primarily a result of a final reconciliation with CG&E of a previous demutualization of a medical insurance carrier used by both companies which was recorded in 2003.

Interest Expense

The 16 percent increase in Interest Expense was primarily a result of an increase in average long-term debt outstanding during the year ended December 31, 2003.  This increase was partially offset by a decrease in short-term interest rates.

Income Taxes

The increase in the effective income tax rate was primarily due to an increase in the Indiana state income tax rate.

MD&A – LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flow Analysis From Continuing Operations

Operating Activities from Continuing Operations

For the years ended December 31, 2004, 2003, and 2002, our cash flows from operating activities from continuing operations were as follows:

Net Cash Provided by Operating Activities from Continuing Operations

	2004	2003	2002
	(in thousands)

Cinergy(1)	$833,004	$945,673	$955,802
CG&E and subsidiaries	445,621	557,761	653,029
PSI	483,463	246,735	499,047
ULH&P	45,381	33,061	60,707

(1)                                  The results of Cinergy also include amounts related to non-registrants.

The tariff-based gross margins of our utility operating companies continue to be the principal source of cash from operating activities.  The diversified retail customer mix of residential, commercial, and industrial classes and a commodity mix of gas and electric services provide a reasonably predictable gross cash flow.

For the year ended December 31, 2004, Cinergy’s and CG&E’s decrease in net cash provided by operating activities was primarily due to unfavorable working capital fluctuations, including the build up of fuel and emission allowances inventory.  PSI’s increase was due to an increase in earnings (after adjusting for non-cash items) and a difference in the timing of payables and income tax payments.  ULH&P’s increase in net cash provided by operating activities was attributable to favorable working capital fluctuations.

For the year ended December 31, 2003, CG&E’s, PSI’s, and ULH&P’s net cash provided by operating activities decreased, as compared to 2002.  CG&E’s decrease was primarily due to unfavorable working capital fluctuations.  PSI’s decrease was largely due to a decrease in earnings (after adjusting for non-cash items) and a decrease in receivables sold under the receivables sale facility.  A significant portion of ULH&P’s decrease was due to unfavorable working capital fluctuations and an increase in deferred costs under the gas cost recovery mechanism.  Cinergy’s net cash provided by operating activities in 2003 was comparable to 2002, comprised of the decreases at CG&E and PSI discussed above offset by improved operating cash flows at our non-regulated subsidiaries.

Financing Activities from Continuing Operations

For the years ended December 31, 2004, 2003, and 2002, our cash flows from financing activities from continuing operations were as follows:

Net Cash Provided by (Used in) Financing Activities from Continuing Operations

	2004	2003	2002
	(in thousands)

Cinergy(1)	$(233,881)	$(245,128)	$42,689
CG&E and subsidiaries	(172,782)	(263,296)	(293,445)
PSI	(164,141)	90,070	(43,817)
ULH&P	(9,226)	4,852	(22,026)

(1)                                  The results of Cinergy also include amounts related to non-registrants.

For the year ended December 31, 2004, CG&E’s decrease in net cash used in financing activities was primarily due to a decrease in redemptions of long-term debt.  PSI’s increase in net cash used in financing activities was attributable to the repayment of short-term debt in 2004 and capital contributions from Cinergy Corp. that were made in 2003.  ULH&P’s increase in net cash used in financing activities was due to an increase in dividends on common stock.  Cinergy’s net cash used in financing activities in 2004 was comparable to 2003.

For the year ended December 31, 2003, Cinergy’s net cash used in financing activities increased, as compared to 2002, primarily due to increases in redemptions of long-term debt.  CG&E’s net cash used in financing activities decreased during 2003, as compared to 2002, primarily due to a net increase in short-term debt financing.  PSI’s and ULH&P’s net cash provided by financing activities increased during 2003, as compared to 2002.  PSI’s increase was primarily due to capital contributions from Cinergy Corp.  ULH&P’s increase was primarily attributable to increases in short-term debt.

Investing Activities from Continuing Operations

For the years ended December 31, 2004, 2003, and 2002, our cash flows used in investing activities from continuing operations were as follows:

Net Cash Used in Investing Activities from Continuing Operations

	2004	2003	2002
	(in thousands)

Cinergy(1)	$(603,702)	$(731,537)	$(885,636)
CG&E and subsidiaries	(284,527)	(323,959)	(323,322)
PSI	(315,093)	(332,247)	(454,810)
ULH&P	(33,857)	(39,940)	(38,854)

(1)                                  The results of Cinergy also include amounts related to non-registrants.

For the year ended December 31, 2004, Cinergy’s decrease in net cash used in investing activities was primarily due to decreases in capital expenditures related to energy-related investments.  CG&E’s decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures for ongoing environmental compliance programs and normal construction activity.  PSI’s and ULH&P’s net cash used in investing activities in 2004 was comparable to 2003.

For the year ended December 31, 2003, Cinergy’s net cash used in investing activities decreased, as compared to 2002, primarily due to decreases in capital expenditures related to environmental compliance programs and other energy-related investments.  Cinergy also purchased a synthetic fuel production facility during 2002.  PSI’s decrease was primarily due to decreases in capital expenditures for ongoing environmental compliance programs and other construction projects.  CG&E’s and ULH&P’s net cash used in 2003 investing activities was comparable to 2002.

Capital Requirements

Environmental Issues

Proposed Environmental Protection Agency Regulations

In December 2003, the United States EPA proposed the Clean Air Interstate Rule (CAIR), formerly the Interstate Air Quality Rule, which would require states to revise their State Implementation Plans (SIP) to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The proposed rule would establish a two-phase, regional cap and trade program for SO2 and NOX, affecting approximately 30 states, including Ohio, Indiana, and Kentucky, and would require SO2 and NOX emissions to be cut approximately 70 percent and 65 percent, respectively, by 2015.  The EPA also issued draft regulations regarding required reductions in mercury emissions from coal-fired power plants (Clean Air Mercury Rule).  The draft regulations include two possible alternatives to achieve emissions reductions:  a mercury cap and trade program or source specific reductions achieved through a command and control approach.  The cap and trade approach would provide a longer compliance horizon and provide more flexible compliance options for coal-fired generators, including the purchase of allowances in lieu of further capital expenditures with respect to these investments.  This approach would require a reduction of approximately 30 percent by 2010 and 70 percent by 2018.  The source specific reduction approach would require a reduction of approximately 30 percent by 2008.  The EPA is expected to issue final rules on CAIR and the Clean Air Mercury Rule by March 2005.

Over the 2005-2009 time period, estimated capital costs associated with reducing mercury, SO2, and NOX in compliance with the currently proposed CAIR and Clean Air Mercury Rule are not expected to exceed approximately

$1.72 billion if the EPA approves the mercury cap and trade approach and approximately $2.15 billion if the EPA approves the source specific reduction approach without a cap and trade program.  These estimates include estimated costs to comply at plants that we own but do not operate and could change when taking into consideration compliance plans of co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Approximately 60 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  CG&E would receive partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its recently approved RSP.  See Note 11(b)(iii) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for more details.

In June 2004, the EPA made final state non-attainment area designations to implement the revised ozone standard.  In January 2005, the EPA made final state non-attainment area designations to implement the new fine particulate standard.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard.  States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance.  Although the EPA has attempted to structure the CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its financial position or results of operations.

In May 2004, the EPA issued proposed revisions to its regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA is currently considering whether SO2 and NOX reductions under the CAIR regulation will also satisfy the reduction requirements under the regional haze rule.  However, the regional haze rule, when finalized, could potentially require significant additional SO2 and NOX reductions necessitating the installation of pollution controls for certain generating units at Cinergy’s power plants.  In light of the EPA’s ongoing rulemaking efforts and the fact that the states have yet to announce how they will implement the final rule, at this time it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

Clear Skies Legislation

President Bush has proposed environmental legislation that would combine a series of Clean Air Act (CAA) requirements, including the recently proposed regulations for mercury and particulate matter for coal-fired power plants with a legislative solution that includes trading and specific emissions reductions and timelines to meet those reductions.  The President’s “Clear Skies Initiative” would seek an overall 70 percent reduction in emissions from power plants over a phased-in reduction schedule beginning in 2010 and continuing through 2018.  When the Clear Skies Initiative was stalled in Congress, the EPA proposed the CAIR regulations to accomplish Clear Skies’ goals within the existing framework of the CAA.  Clear Skies has been reintroduced in the Senate and could be considered in Committee over the next several weeks.  However, at this time, we cannot predict whether this or any multi-emissions bill will achieve approval.

Energy Bill

The United States House of Representatives (House) passed the Energy Policy Act in April 2003.  The legislation, as passed in the House, included the repeal of the Public Utility Holding Company Act of 1935, as amended (PUHCA), as well as tax incentives for gas and electric distribution lines, and combined heat and power and renewable energy projects.  The United States Senate (Senate) Energy and Natural Resources Committee passed its version of comprehensive energy legislation in April 2003.  A conference agreement which merged both the House and Senate versions passed in the House in October 2003, but failed to pass in the Senate.  The legislation will be introduced again during the 109th Congress, however, it is anticipated that several changes will be made.  At this time, it is not possible to predict whether a final energy bill will pass in 2005.

Environmental Lawsuits

We are currently involved in the following lawsuits which are discussed in more detail in Note 11(a) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.  An unfavorable outcome of any of these lawsuits could have a material impact on our liquidity and capital resources.

•                   CAA Lawsuit

•                   Carbon Dioxide (CO2) Lawsuit

•                   Selective Catalytic Reduction Units at Gibson Generating Station

•                   Zimmer Generating Station Lawsuit

•                   Manufactured Gas Plant Sites

•                   Asbestos Claims Litigation

Capital and Investment Expenditures

Actual construction and other committed expenditures for 2004 and forecasted construction and other committed expenditures for 2005 and for the five-year period 2005-2009 (in nominal dollars) are presented in the table below:

Capital and Investment Expenditures

	Actual	Forecasted
	2004	2005	2005-2009
	(in millions)

Cinergy(1)	$701	$1,115	$5,430
CG&E and subsidiaries	300	430	2,345
PSI	340	620	2,645
ULH&P	34	80	335

(1)                                  The results of Cinergy also include amounts related to non-registrants.

In 2004, we spent $203 million for NOX and other environmental compliance projects.  Forecasted expenditures for environmental compliance projects (in nominal dollars) are approximately $465 million for 2005 and $1.8 billion for the 2005-2009 period.  The vast majority of this forecast includes our entire estimate of costs to comply with draft regulations requiring reductions in mercury, NOX, and SO2 emissions, assuming a cap and trade approach to mercury emissions.  Approximately 60 percent of these estimated environmental costs would be incurred at PSI’s regulated coal-fired plants.  See “Environmental Issues” for further discussion.

Contractual Cash Obligations

The following table presents Cinergy’s, CG&E’s, PSI’s, and ULH&P’s significant contractual cash obligations:

	Payments Due
							There-
Contractual Cash Obligations	2005		2006	2007	2008	2009	after	Total
	(in millions)

Cinergy(1)
Capital leases	$7		$7	$7	$10	$10	$24	$65
Operating leases	43		36	28	18	14	27	166
Long-term debt(2)	220	(3)(4)	355	726	551	270	2,376	4,498
Fuel purchase contracts(5)	879		495	420	49	—	—	1,843
Other commodity purchase contracts(6)	28		7	3	1	—	—	39
Total Cinergy	$1,177		$900	$1,184	$629	$294	$2,427	$6,611

CG&E and subsidiaries
Capital leases	$4		$4	$4	$6	$6	$16	$40
Operating leases	10		8	7	5	4	6	40
Long-term debt(2)	150	(4)	—	100	120	20	1,240	1,630
Fuel purchase contracts(5)	413		202	161	—	—	—	776
Other commodity purchase contracts(6)	5		1	—	1	—	—	7
Total CG&E and subsidiaries	$582		$215	$272	$132	$30	$1,262	$2,493

PSI
Capital leases	$3		$3	$3	$4	$4	$8	$25
Operating leases	11		10	9	7	6	13	56
Long-term debt(2)	50	(3)	326	266	43	223	976	1,884
Fuel purchase contracts(5)	466		293	259	49	—	—	1,067
Total PSI	$530		$632	$537	$103	$233	$997	$3,032

ULH&P
Capital leases	$1		$1	$1	$1	$2	$3	$9
Long-term debt(2)	—		—	—	20	20	55	95
Total ULH&P	$1		$1	$1	$21	$22	$58	$104

(1)                                  Includes amounts related to non-registrants.

(2)                                  Amounts do not include interest payments. See the Consolidated Statements of Capitalization in “Item 8. Financial Statements and Supplementary Data” for disclosure of interest rates for interest payments.

(3)                                  Includes PSI’s 6.50% Debentures due August 1, 2026, reflected as maturing in 2005, as the interest rate is due to reset on August 1, 2005. If the interest rate does not reset, the bonds are subject to mandatory redemption by PSI.

(4)                                  CG&E’s 6.90% Debentures due June 1, 2025, are putable to CG&E at the option of the holders on June 1, 2005. However, based upon current market conditions, we believe it is unlikely that the debentures will be put to CG&E on this date.

(5)                                  We have significantly more coal under contract; however, these contracts contain price re-opener provisions effectively making them variable contracts after certain dates. Contract coal after the price re-opener date is therefore excluded from this table.

(6)                                  Includes long-term contracts accounted for on an accrual basis. See the Fair Value of Contracts maturity table in “Market Risk Sensitive Instruments” for disclosure of energy trading contracts that are accounted for at fair value.

Pension and Other Postretirement Benefits

Cinergy maintains qualified defined benefit pension plans covering substantially all United States employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and debt securities.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).  Although mitigated by strong performance in 2003 and 2004, ongoing retiree payments and the decline in market value of the investment portfolio in 2002 reduced the assets held in trust to satisfy plan obligations.  Additionally, continuing low long-term interest rates have increased the liability for funding purposes.  As a result of these events, our near term funding targets have increased substantially.  Cinergy has adopted a five-year plan to reduce, or eliminate, the unfunded pension obligation initially measured as of January 1, 2003.  This unfunded obligation will be recalculated as of January 1 of each year in the five-year plan.  Because this unfunded obligation is the difference between the liability determined actuarially on an ERISA basis and the market value of plan assets as of January 1, 2003, the liability determined by this calculation is different than the pension liability calculated for accounting purposes reported on Cinergy’s Balance Sheets.

Cinergy’s minimum required contribution in calendar year 2004 was $16 million, as compared to $11 million in calendar year 2003.  Actual contributions during calendar year 2004 and 2003 totaled $117 million and $74 million, reflecting additional discretionary contributions of $101 million and $63 million, respectfully, under the aforementioned five-year plan.  Due to the significant 2004 and 2003 calendar year contributions, Cinergy’s minimum required contributions in calendar year 2005 are expected to be zero.  Should Cinergy continue funding under the five-year plan, discretionary contributions are expected to be $72 million in 2005.  Cinergy may consider making discretionary contributions in 2006 and future periods; however, at this time, we are unable to determine the amount of those contributions.  Estimated contributions fluctuate based on changes in market performance of plan assets and actuarial assumptions.  Absent the occurrence of interim events that could materially impact these targets, we will update our expected target contributions annually as the actuarial funding valuations are completed and make decisions about future contributions at that time.

Cinergy sponsors non-qualified pension plans that cover officers, certain key employees, and non-employee directors.  Cinergy’s payments for these non-qualified pension plans are expected to be approximately $9 million in 2005.

We provide certain health care and life insurance benefits to retired United States employees and their eligible dependents.  Cinergy’s payments for these postretirement benefits in 2005 are expected to be approximately $25 million.  See Note 9 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information about our pension and other postretirement benefit plans.

Other Investing Activities

Our ability to invest in growth initiatives is limited by certain legal and regulatory requirements, including the PUHCA.  The PUHCA limits the types of non-utility businesses in which Cinergy and other registered holding companies under the PUHCA can invest as well as the amount of capital that can be invested in permissible non-utility businesses.  Also, the timing and amount of investments in the non-utility businesses is dependent on the development and favorable evaluations of opportunities.  Under the PUHCA restrictions, we are allowed to invest, or commit to invest, in certain non-utility businesses, including:

•                   Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO)

An EWG is an entity, certified by the Federal Energy Regulatory Commission (FERC), devoted exclusively to owning and/or operating, and selling power from one or more electric generating facilities.  An EWG whose generating facilities are located in the United States is limited to making only wholesale sales of electricity.  An entity claiming status as an EWG must provide notification thereof to the SEC under the PUHCA.

A FUCO is a company all of whose utility assets and operations are located outside the United States and which are used for the generation, transmission, or distribution of electric energy for sale at retail or wholesale, or the distribution of gas at retail.  A FUCO may not derive any income, directly or indirectly, from the generation, transmission, or distribution of electric energy for sale or the distribution of gas at retail within the United States.  An entity claiming status as a FUCO must provide notification thereof to the SEC under the PUHCA.

Cinergy has been granted SEC authority under the PUHCA to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion through June 30, 2005.  As of December 31, 2004, we had invested or committed to invest approximately $0.8 billion in EWGs and FUCOs, leaving available investment capacity under the order of approximately $2.8 billion.  In February 2005, Cinergy filed an application with the SEC under the PUHCA requesting an extension of this authority through December 31, 2008.  At this time, we are unable to predict whether the SEC will approve this request.

•                   Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At December 31, 2004, we had invested and/or guaranteed approximately $1.1 billion of the $1.4 billion available.  In August 2004, Cinergy filed an application with the SEC requesting authority under the PUHCA to increase its investment and/or guarantee authority by $2 billion above the current authorized amount.  At this time, we are unable to predict whether the SEC will approve this request.

•                   Energy-Related Assets

Cinergy has been granted SEC authority under the PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the United States, Canada, and Mexico.  Energy-Related Assets include natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but would exclude any assets, facilities, or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of December 31, 2004, we did not have any investments in these Energy-Related Assets.

•                   Infrastructure Services Companies

Cinergy has been granted SEC authority under the PUHCA to invest up to $500 million in companies that derive or will derive substantially all of their operating revenues from the sale of Infrastructure Services including:

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

At December 31, 2004, we had invested approximately $30 million in Infrastructure Services companies.  In February 2005, Cinergy filed an application with the SEC under PUHCA requesting authority to invest up to $100 million in Infrastructure Services companies through December 31,

2008, which is a $400 million reduction in Cinergy’s current authority.  At this time, we are unable to predict whether the SEC will approve this request.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of December 31, 2004, we had approximately $877 million outstanding under the guarantees issued, of which approximately 96 percent represents guarantees of obligations reflected on Cinergy’s Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  In February 2005, Cinergy filed an application with the SEC under the PUHCA requesting authority to have an aggregate amount of guarantees outstanding at any point in time not to exceed $3 billion.  At this time, we are unable to predict whether the SEC will approve this request.

See Note 11(c)(v) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Marketing & Trading Liquidity Risks

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our December 31, 2004 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $310 million in collateral related to its gas and power trading operations, of which $69 million is related to CG&E.

Capital Resources

Cinergy, CG&E, PSI, and ULH&P meet their current and future capital requirements through a combination of funding sources including, but not limited to, internally generated cash flows, tax-exempt bond issuances, capital lease and operating lease structures, the securitization of certain asset classes, short-term bank borrowings, issuance of commercial paper, and issuances of long-term debt and equity.  Funding decisions are based on market conditions, market access, relative pricing information, borrowing duration and current versus forecasted cash needs.  Cinergy, CG&E, PSI, and ULH&P are committed to maintaining balance sheet health, responsibly managing capitalization, and maintaining adequate credit ratings.  Cinergy, CG&E, PSI, and ULH&P believe that they have adequate financial resources to meet their future needs.

Sale of Accounts Receivable

CG&E, PSI, and ULH&P have an agreement with Cinergy Receivables Company, LLC (Cinergy Receivables), an affiliate, to sell, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P.  Cinergy Receivables funds its purchases with borrowings from commercial paper conduits that obtain a security interest in the receivables.  This program accelerates the collection of cash for CG&E, PSI, and ULH&P related to these retail receivables.  Cinergy Corp. does not consolidate Cinergy Receivables because it meets the requirements to be accounted for as a qualifying special purpose entity (SPE).  A decline in the long-term senior unsecured credit ratings of CG&E, PSI, and ULH&P below investment grade would result in the termination of the sale program and discontinuance of future sales of receivables.

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and from the PUCO.  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The PUCO has regulatory jurisdiction over the issuance of short-term debt by CG&E.

	Short-term Regulatory Authority December 31, 2004
	(in millions)

	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$676
CG&E and subsidiaries	665	(2)	180
PSI	600		131
ULH&P	65	(2)	11

(1)           Cinergy Corp., under the PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)           In December 2004, Cinergy and ULH&P requested approval from the SEC for an increase in ULH&P’s authority from $65 million to $150 million to coincide with the completion of its pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.  At this time, we are unable to predict whether the SEC will approve this request.

For the purposes of quantifying regulatory authority, short-term debt includes revolving credit line borrowings, uncommitted credit line borrowings, intercompany money pool obligations, and commercial paper.

Cinergy Corp.’s short-term borrowing consists primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $2 billion revolving credit facilities and $1.5 billion commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following is a summary of outstanding short-term borrowings for Cinergy, CG&E, PSI, and ULH&P, including variable rate pollution control notes:

	Short-term Borrowings
	December 31, 2004

					Available
					Revolving
	Established			Standby	Lines of
	Lines	Outstanding	Unused	Liquidity(1)	Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines(2)	$2,000	$—	$2,000	$688	$1,312
Uncommitted lines(3)	40	—	40
Commercial paper(4)		676

Utility operating companies
Uncommitted lines(3)	75	—	75
Pollution control notes		248

Non-regulated subsidiaries
Revolving lines(5)	158	8	150	—	150
Short-term debt		2
Pollution control notes		25

Cinergy Total		$959			$1,462

CG&E and subsidiaries
Uncommitted lines(3)	$15	$—	$15
Pollution control notes		112
Money pool		180

CG&E Total		$292

PSI
Uncommitted lines(3)	$60	$—	$60
Pollution control notes		136
Money pool		130

PSI Total		$266

ULH&P
Money pool		$11

ULH&P Total		$11

(1)                                  Standby liquidity is reserved against the revolving lines of credit to support the commercial paper program and outstanding letters of credit (currently $676 million and $12 million, respectively).

(2)                                  Consists of a three-year $1 billion facility and a five-year $1 billion facility.  The five-year facility contains $500 million sublimits each for CG&E and PSI.

(3)                                  These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.

(4)                                  In September 2004, Cinergy Corp. increased its commercial paper program limit from $800 million to $1.5 billion.  The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

(5)                                  In December 2004, Cinergy Canada, Inc. successfully placed a $150 million three-year senior revolving credit facility.

At December 31, 2004, Cinergy Corp. had approximately $1.3 billion remaining unused and available capacity relating to its $2 billion revolving credit facilities.  These revolving credit facilities include the following:

		Outstanding
Credit Facility	Expiration	Established Lines	and Committed	Unused and Available
		(in millions)

Five-year senior revolving	December 2009
Direct borrowing		$	$—	$
Commercial paper support			—

Total five-year facility(1)		1,000	—	1,000

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			676
Letter of credit support			12

Total three-year facility(2)		1,000	688	312

Total Credit Facilities		$2,000	$688	$1,312

(1)                                  In April 2004, Cinergy Corp. successfully placed a $500 million 364-day senior unsecured revolving credit facility.  This facility replaced the $600 million 364-day senior unsecured revolving credit facility that expired in April 2004.  In December 2004, Cinergy Corp. successfully replaced the $500 million 364-day facility with a $1 billion five-year facility.  CG&E and PSI each have $500 million borrowing sublimits on this facility.

(2)                                  In April 2004, Cinergy Corp. successfully placed a $1 billion three-year senior unsecured revolving credit facility.  This facility replaced the $400 million three-year senior unsecured revolving credit facility that was set to expire in May 2004.

In our credit facilities, Cinergy Corp. has covenanted to maintain:

•      a consolidated net worth of $2 billion; and

•      a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of CG&E’s $500 million sublimit under the $1 billion five-year credit facility, CG&E has covenanted to maintain:

•      a consolidated net worth of $1 billion; and

•      a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of PSI’s $500 million sublimit under the $1 billion five-year credit facility, PSI has covenanted to maintain:

•      a consolidated net worth of $900 million; and

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

As discussed in Note 1(q)(i) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”, long-term debt increased in the third quarter of 2003 resulting from the adoption of Interpretation 46.  The debt which was recorded as a result of this new accounting pronouncement did not cause

Cinergy Corp. to be in breach of any covenants at the time of adoption.  As of December 31, 2004, Cinergy, CG&E, and PSI are in compliance with all of their debt covenants.

Variable Rate Pollution Control Notes

CG&E and PSI have issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, weekly, or monthly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy, CG&E, and PSI.  At December 31, 2004, Cinergy, CG&E and PSI had $273 million, $112 million and $136 million, respectively, outstanding in variable rate pollution control notes, classified as short-term debt.  ULH&P had no outstanding short-term pollution control notes.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.  See Note 5 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Commercial Paper

Cinergy Corp.’s commercial paper program is supported by Cinergy Corp.’s $2 billion revolving credit facilities.  The commercial paper program supports, in part, the short-term borrowing needs of CG&E and PSI and eliminates their need for separate commercial paper programs.  In September 2004, Cinergy Corp. expanded its commercial paper program from $800 million to a maximum outstanding principal amount of $1.5 billion.  As of December 31, 2004, Cinergy Corp. had $676 million in commercial paper outstanding.

Money Pool

Cinergy Corp., Cinergy Services, Inc., and our utility operating companies participate in a money pool arrangement to better manage cash and working capital requirements.  Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement.  This surplus cash may be from internal or external sources.  The amounts outstanding under this money pool arrangement are shown as a component of Notes receivable from affiliated companies and/or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P.  Any money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

Operating Leases

We have entered into operating lease agreements for various facilities and properties such as computer, communication and transportation equipment, and office space.  See Note 6(a) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information regarding operating leases.

Capital Leases

Our utility operating companies are able to enter into capital leases subject to the authorization limitations of the applicable state utility commissions.  New financing authority is subject to the approval of the respective commissions.  The following table presents further information related to the capital lease authorizations of CG&E, PSI, and ULH&P at December 31, 2004.

	Capital Lease Authority December 31, 2004
	(in millions)

	Authority	Outstanding	Remaining	Expiration Date
CG&E and subsidiaries	$60	$9	$51	12/31/2005
PSI	100	4	96	12/31/2005
ULH&P	25	2	23	12/31/2006

See Note 6(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information regarding capital leases.

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana.  The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp.  The respective state utility commissions regulate the issuance of long-term debt by our utility operating companies.

A current summary of our long-term debt authorizations at December 31, 2004, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)(2)	$5,000	$1,747	$3,253

CG&E and subsidiaries(3)
State Public Utility Commissions	$575	$—	$575
State Public Utility Commission - Tax-Exempt	250	94	156

PSI
State Public Utility Commission	$500	$—	$500
State Public Utility Commission - Tax-Exempt	250	209	41

ULH&P
State Public Utility Commission(4)	$75	$—	$75

(1)                                  Cinergy Corp., under the PUHCA, was granted approval to increase total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $5 billion.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)                                  In February 2005, Cinergy filed an application with the SEC under the PUHCA to issue an additional $5 billion in any combination of debt and equity securities from time to time through December 31, 2008.  At this time, we are unable to predict whether the SEC will approve this request.

(3)                                  Includes amounts for ULH&P.

(4)                                  In January 2005, ULH&P filed an application with the Kentucky Public Service Commission (KPSC) seeking financing authority to issue and sell up to $500 million principal amount of secured and unsecured debt; enter into inter-company promissory notes up to an aggregate principal amount of $200 million; and borrow up to a maximum of $200 million aggregate principal amount of tax-exempt debt through December 31, 2006.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which approximately $323 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  ULH&P has an effective shelf registration statement with the SEC for the issuance of up to $75 million in unsecured debt securities, $35 million of which remains available for issuance.  ULH&P also has an effective shelf registration statement with the SEC relating to the issuance of up to $40 million in first mortgage bonds, of which $20 million remains available for issuance.

Off-Balance Sheet Arrangements

Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Off-balance sheet arrangements are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, reinsurance, or other transactions or arrangements.  The following describes our major off-balance sheet arrangements excluding the investments Cinergy holds in various unconsolidated subsidiaries which are accounted for under the equity method.  See Note 1(b)(ii) of the “Notes to

Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information on the accounting for equity method investments.

(i)   Guarantees

Cinergy has entered into various contracts that are classified as guarantees under Interpretation 45.  For further information, see Note 11(c)(v) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

(ii)  Retained Interest in Assets Transferred to an Unconsolidated Entity

In February 2002, CG&E, PSI, and ULH&P replaced their existing agreement to sell certain of their accounts receivable and related collections.  Cinergy Corp. formed Cinergy Receivables to purchase, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P.  Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying SPE.  CG&E, PSI, and ULH&P each retain an interest in the receivables transferred to Cinergy Receivables.  The transfer of receivables are accounted for as sales, pursuant to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  For a more detailed discussion of our sales of accounts receivable, see Note 3(c) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

(iii) Derivative Instruments that are Classified as Equity

In 2001, Cinergy Corp. issued approximately $316 million notional amounts of combined securities, a component of which was stock purchase contracts.  These contracts obligated the holder to purchase common shares of Cinergy Corp. stock by February 2005.  Since the stock purchase contracts were detachable and classified in equity, the change in their fair value was not recorded in equity or earnings. In January and February 2005, the stock purchase contracts were settled, resulting in the issuance of common stock that is recorded on Cinergy’s Balance Sheets as Common Stock Equity.  For further information see Note 3(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

(iv) Variable Interest Entities (VIE)

Cinergy holds interests in VIEs, consolidated and unconsolidated, as defined by Interpretation 46.  For further information, see Note 1(q)(i) and Note 3 of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

Securities Ratings

As of January 31, 2005, the major credit rating agencies rated our securities as follows:

	Fitch(1)	Moody’s(2)	S&P(3)

Cinergy Corp.
Corporate Credit	BBB+	Baa2	BBB+
Senior Unsecured Debt	BBB+	Baa2	BBB
Commercial Paper	F-2	P-2	A-2
Preferred Trust Securities	BBB+	Baa2	BBB

CG&E
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

PSI
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

ULH&P
Senior Unsecured Debt	BBB+	Baa1	BBB

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

Cinergy Corp. issued approximately 3.9 million shares in 2004 and approximately 4.6 million shares in 2003 to satisfy its obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.

In January 2003, Cinergy Corp. filed a shelf registration statement with the SEC with respect to the issuance of common stock, preferred stock, and other securities in an aggregate offering amount of $750 million.  In February 2003, Cinergy issued 5.7 million shares of common stock of Cinergy Corp. with net proceeds of approximately $175 million under this registration statement.  The net proceeds from this transaction were used to reduce short-term debt of Cinergy Corp. and for other general corporate purposes.  In December 2004, Cinergy Corp. issued 6.1 million shares of common stock with net proceeds of approximately $247 million, which were used to reduce short-term debt.

In May and August of 2003, Cinergy Corp. contributed $200 million in capital to PSI in two separate $100 million capital contributions to support PSI’s current credit ratings.

In January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock pursuant to certain stock purchase contracts that were issued as a component of combined securities in December 2001.  Net proceeds from the transaction of approximately $316 million were used to reduce short-term debt.  See

Note 3(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further discussion of the securities.

Dividend Restrictions

Cinergy Corp.’s ability to pay dividends to holders of its common stock is principally dependent on the ability of CG&E and PSI to pay Cinergy Corp. dividends on their common stock.  Cinergy Corp., CG&E, and PSI cannot pay dividends on their common stock if their respective preferred stock dividends or preferred trust dividends are in arrears.  The amount of common stock dividends that each company can pay is also limited by certain capitalization and earnings requirements under CG&E’s and PSI’s credit instruments.  Currently, these requirements do not impact the ability of either company to pay dividends on its common stock.

Other

Where subject to rate regulations, our utility operating companies have the ability to timely recover certain cash outlays through various regulatory mechanisms.

As opportunities arise, we will continue to monetize certain non-core investments, which would include our international assets and other technology investments.

MD&A - FUTURE EXPECTATIONS/TRENDS

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss developments in the electric and gas industry and other matters.  Each of these discussions will address the current status and potential future impact on our financial position or results of operations.

ELECTRIC INDUSTRY

Regulatory Outlook and Significant Rate Developments

Currently, regulatory and legislative initiatives shaping the transition to a competitive retail market are the responsibilities of the individual states.  Many states, including Ohio, have enacted electric utility deregulation legislation.  In general, these initiatives have sought to separate the electric utility service into its basic components (generation, transmission, and distribution) and offer each component separately for sale.  This separation is referred to as unbundling of the integrated services.  Under the customer choice initiative in Ohio, we continue to transmit and distribute electricity; however, the customer can purchase electricity from any certified supplier.  The following sections further discuss the current status of deregulation legislation and other significant regulatory developments in the states of Ohio, Indiana, and Kentucky, which encompass our utility service territories.

Ohio

CG&E is in a market development period for residential customers and in the competitive retail electric market for non-residential customers, transitioning to deregulation of electric generation and a competitive retail electric service market in the state of Ohio.  The market development (frozen rate) period began January 1, 2001, ended December 31, 2004 for non-residential customers and is scheduled to end December 31, 2005 for residential customers.

CG&E made multiple rate filings in 2003 with the PUCO seeking approval of CG&E’s methodology for establishing market-based rates for generation service at the end of the market development period and to recover investments made in the transmission and distribution system.  The PUCO requested in these proceedings that CG&E propose a RSP to mitigate the potential for significant rate increases when the market development period comes to an end.  In January 2004, CG&E filed its proposed RSP.  In May 2004, CG&E entered into a settlement agreement with many of the parties to these proceedings requesting that the PUCO approve a modified version of the RSP.  In September 2004, the PUCO issued an order seeking to modify several key provisions of this settlement and as a result of these modifications, CG&E filed a petition for rehearing in October 2004.  The PUCO approved a modified version of the plan in November 2004, the major features of which are as follows:

•                  Provider of Last Resort (POLR) Charge:  CG&E will begin to collect a POLR charge from non-residential customers effective January 1, 2005, and from residential customers effective January 1, 2006.  The POLR charge includes several discrete charges, the most significant being an annually adjusted component (AAC) intended to provide cost recovery primarily for environmental compliance expenditures; an infrastructure maintenance fund charge (IMF) intended to provide compensation to CG&E for committing its physical capacity to meet its POLR obligation; and a system reliability tracker (SRT) intended to provide cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs.  We anticipate the collection of the AAC and IMF will result in an approximate $36 million increase in revenues in 2005 and an additional $50 million in 2006.  The SRT will be billed based on dollar-for-dollar costs incurred.  A portion of these charges are avoidable by certain customers who switch to an alternative generation supplier.  Therefore, these estimates are subject to change, depending on the level of switching that occurs in future periods.  In 2007 and 2008, CG&E could seek additional increases in the AAC component of the POLR based on CG&E’s actual net costs for the specified expenditures.

•                  Generation Rates and Fuel Recovery:  A new rate has been established for generation service after the market development period ends.  In addition, a fuel cost recovery mechanism will be established to recover costs for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates will apply to non-residential customers beginning January 1, 2005 and to residential customers beginning January 1, 2006.

•                  Generation Rate Reduction:  The existing five percent generation rate reduction required by statute for residential customers implemented under CG&E’s 2000 plan will end on December 31, 2005.

•                  Transmission Cost Recovery:  Transmission cost recovery mechanisms will be established beginning January 1, 2005 for non-residential customers and January 1, 2006 for residential customers.  The transmission cost recovery mechanisms will permit CG&E to recover Midwest ISO charges, all FERC approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by CG&E.

•                  Distribution Cost Recovery:  CG&E will have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 with recovery from non-residential customers to be provided through a rider beginning January 1, 2006 through December 31, 2010.

CG&E had also filed an electric distribution base rate case for residential and non-residential customers to be effective January 1, 2005.  Under the terms of the RSP described previously, CG&E withdrew this base rate case and, in February 2005, CG&E filed a new distribution base rate case with rates to become effective January 1, 2006.  The requested amount of the increase is approximately $78 million.

The RSP provides for rate recovery through December 31, 2008.  Although it is difficult to predict, it is likely that any one of three scenarios could exist after the rate stabilization period ends in 2008:

•                  The legislation could be repealed or revised to establish a return to regulation of electric generation;

•                  Deregulation and a competitive retail electric service market with market-based rates for all customer classes; or

•                  A hybrid of regulation and deregulation.

Although we cannot predict the regulatory outcome, we believe any of these scenarios could have a material impact on our financial position and results of operations.  However, we believe that a return to regulation of electric generation would provide the least volatility in ongoing results, although likely accompanied by less opportunity for growth in earnings.

In December 2004, CG&E filed an application with the PUCO requesting recovery of future costs of additional generating facilities in Ohio, for either construction of new electric generating facilities or the purchase of existing assets currently owned by others.  CG&E would seek recovery of these costs over the lives of the assets.  These investments are needed to meet ongoing load growth by customers receiving generation service from CG&E and would enable the company to reliably meet its obligation as the provider of last resort for customers returning to CG&E from alternate suppliers.  To maintain flexibility in providing electric service at the lowest cost, CG&E is also seeking the authority to purchase existing capacity and power from other suppliers and to earn a return commensurate with the risk from these agreements.

Indiana

We are not aware of any current plans for electric deregulation in Indiana.

In May 2004, the IURC issued an order approving PSI’s base retail electric rate case, and PSI implemented base retail electric rate changes to its tariffs.  When combined with revenue increases attributable to PSI’s environmental construction-work-in-progress tracking mechanism, the order results in an approximate $140 million increase in annual revenues.  PSI’s original request for an approximate $180 million annual revenue increase was reduced by approximately $20 million for a lower return on equity, approximately $15 million of assumed profits included in base rates related to off-system sales (subject to future adjustment through a tracking mechanism and a 50/50 sharing agreement), and approximately $5 million of additional items.  The order authorizes full recovery of all requested regulatory assets and an overall 7.3 percent return, including a 10.5 percent return on equity.  In addition, the IURC’s order provides PSI the continuation of a purchased power tracker and the establishment of new trackers for future NOX emission allowance costs and certain costs related to the Midwest ISO.

Cinergy is studying the feasibility of constructing a commercial integrated coal gasification combined cycle (IGCC) generating station to help meet increased demand over the next decade.  PSI would own all or part of the facility and operate it.  Cinergy will partner with Bechtel Corporation and General Electric Company to complete this study.  An IGCC plant turns coal to gas, removing most of the SO2 and other emissions before the gas is used to fuel a combustion turbine generator.  The technology uses less water and has fewer emissions than a conventional coal-fired plant with currently required pollution control equipment.  Another benefit is the potential to remove mercury and CO2 upstream of the combustion process at a lower cost than conventional plants.  If a decision is reached to move forward with constructing such a plant, PSI would seek approval from the IURC to begin construction.  If approved, we would anticipate the IURC’s subsequent approval to include the assets in PSI’s rate base.

In November 2004, PSI filed a compliance plan case with the IURC seeking approval of PSI’s plan for complying with pending SO2, NOX, and mercury emission reduction requirements, including approval of cost recovery and an overall rate of return of eight percent related to certain projects.  PSI requested approval to recover the financing, depreciation, and operating and maintenance costs, among others, related to approximately $1.08 billion in capital projects designed to reduce emissions of SO2, NOX, and Mercury at PSI’s coal burning generating stations.  An evidentiary hearing is scheduled for April 2005 and a final IURC Order is expected in the third quarter of 2005.

Kentucky

We are not aware of any current plans for electric deregulation in Kentucky.

The KPSC has conditionally approved ULH&P’s planned acquisition of CG&E’s 68.9 percent ownership interest in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio.  ULH&P is currently seeking approval of the transaction from the SEC, wherein the Ohio Consumers Counsel has intervened in opposition, and the FERC.  The transfer, which will be paid for at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of regulatory approvals, we would anticipate the transfer to take place in the second quarter of 2005.   Once approved, ULH&P would be required to file a rate case with the KPSC to include these assets in rate base with rate increases to be effective January 1, 2007.  Costs of fuel and emission allowances would be recovered through a fuel adjustment clause currently in existence in Kentucky, beginning January 1, 2007 when the assets are in rate base.  Because the KPSC has already conditionally approved the transfer, we expect the regulatory process to result in a reasonable rate base valuation for these assets; however, at this time we cannot predict whether we will receive approval of the transaction from the FERC and SEC.

FERC and Midwest ISO

Midwest ISO Energy Markets

The Midwest ISO is a regional transmission organization established in 1998 as a non-profit organization which maintains functional control over the combined transmission systems of its members, including Cinergy.  In March 2004, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement a centralized economic dispatch platform supported by a Day-Ahead and Real-Time Energy Market design, including Locational Marginal Pricing and Financial Transmission Rights (Energy Markets Tariff). The Midwest ISO is now in the final stages of market trials and testing of its Energy Markets Tariff.  The FERC has issued orders that, among other things, conditionally approve the start-up of the Energy Markets Tariff. The projected implementation date is April 1, 2005.  Requests for rehearing are pending before FERC, and FERC’s orders have also been appealed to a federal appeals court.

Specifically, the Energy Markets Tariff proposes to manage system reliability through the use of a market-based congestion management system.  The proposal includes a centralized dispatch platform, the intent of which is to dispatch the most economic resources to meet load requirements reliably and efficiently in the Midwest ISO region, which covers a large portion of 15 midwestern states and one Canadian province.  The Energy Markets Tariff uses Locational Marginal Pricing (i.e., the energy price for the next MW may vary throughout the Midwest ISO market based on transmission congestion and energy losses), and the allocation or auction of Financial Transmission Rights, which are instruments that hedge against congestion costs occurring in the Day-Ahead market.  The Energy Markets Tariff also includes market monitoring and mitigation measures as well as a resource adequacy proposal, that proposes both an interim solution for participants providing and having access to adequate generation resources as well as a proposal to develop a long-term solution to resource adequacy concerns.  The Midwest ISO will perform a day-ahead unit commitment and dispatch forecast for all resources in its market.  The Midwest ISO will also perform the real time resource dispatch for resources under its control on a five minute basis.  The Cinergy utility operating companies will seek to recover costs that they incur related to the Energy Markets Tariff.   This is a significant undertaking by the Midwest ISO and its stakeholders and testing is not yet complete. At this time, we cannot predict the outcome of these matters and whether they will have a material effect on our financial position or results of operations.

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

FERC’s Market Screen Orders

In April 2004, the FERC issued an order establishing a new, interim set of market power screens for use in evaluating sales of wholesale power at market-based rates.  In July 2004, the FERC issued an order generally affirming that order.  In April 2004, the FERC also commenced a rulemaking to evaluate whether its overall test for market-based rates should be continued, and to determine a permanent market power test to replace the interim test.  That rulemaking process remains pending.  Under FERC’s interim generation market power analysis, as a member of the Midwest ISO, Cinergy could consider the Midwest ISO geographic market for purposes of FERC’s market power analysis once the Midwest ISO has a sufficient market structure and a single energy market.  Cinergy does not believe it has market power in generation.  However, if Cinergy were unable to establish that it does not have the ability to exercise market power in generation, it could result in the loss of market-based rate authority in certain regions of the wholesale market and, assuming such loss of market-based rate authority, would require Cinergy to charge certain wholesale customers cost-based rates for wholesale sales of electricity.  In February, 2005, FERC issued final rules that may affect how and when circumstances have changed to an extent that requires FERC review of previously granted authorization to sell at existing market-based rates.  At this time, we cannot predict the outcome of these matters and whether they will have a material effect on our financial position or results of operations.

Global Climate Change

Presently, GHG emissions, which principally consist of CO2, are not regulated, and while several legislative proposals have been introduced in Congress to reduce utility GHG emissions, none have been passed.  Nevertheless, we anticipate a mandatory program to reduce GHG emissions will exist in the future.  We expect that any regulation of GHGs will impose costs on Cinergy.  Depending on the details, any GHG regulation could mean:

•                  Increased capital expenditures associated with investments to improve plant efficiency or install CO2 emission reduction technology (to the extent that such technology exists) or construction of alternatives to coal generation;

•                  Increased operating and maintenance expense;

•                  Our older, more expensive generating stations may operate fewer hours each year because the addition of CO2 costs could cause their generation to be less economic; and

•                  Increased expenses associated with the purchase of CO2 emission allowances, should such an emission allowances market be created.

We would plan to seek recovery of the costs associated with a GHG program in rate regulated states where cost recovery is permitted.

In September 2003, Cinergy announced a voluntary GHG management commitment to reduce its GHG emissions during the period from 2010 through 2012 by five percent below our 2000 level, maintaining those levels through 2012.  This was also published in our December 2004 Air Issues Report to Stakeholders.  Cinergy expects to spend $21 million between 2004 and 2010 on projects to reduce or offset its GHG emissions.  Cinergy is committed to supporting the President’s voluntary initiative, addressing shareholder interest in the issue, and building internal expertise in GHG management and GHG markets.  Our voluntary commitment includes the following:

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

•                  encouraging a global discussion of the issues and how best to manage them; and

•                  participating in discussions to help shape the policy debate.

Cinergy is also studying the feasibility of constructing a commercial IGCC generating station.  The IGCC plant would be expected to run more efficiently than traditionally constructed coal-fired generation and would thus contribute fewer CO2 tons per megawatt of electricity produced.  See the previous section “Indiana” for more details on the plans to construct the IGCC facility.

GAS INDUSTRY

Significant Rate Developments

ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC requesting, among other things, recovery of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The costs would be recovered through a tracking mechanism for an initial three year period, with the possibility of renewal up to ten years.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  Through December 31, 2004, ULH&P has recovered approximately $5.1 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC. ULH&P is requesting approval to continue the tracking mechanism in addition to its request for a $14 million increase in base rates, which is a seven percent increase in current retail gas rates.

Gas Prices

While natural gas prices remained relatively high during the first three quarters of 2004, some moderation in prices was seen in the latter half of the fourth quarter.  Price movement is usually driven by the effects of weather conditions, availability of supply, and changes in demand and storage inventories.  Currently, neither CG&E nor ULH&P profit from changes in the cost of natural gas since natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

ULH&P utilizes a price mitigation program designed to mitigate the effects of gas price volatility on customers, which the KPSC has approved through March 31, 2005.  The program allows the pre-arranging of between 20-75 percent of winter heating season base load gas requirements and up to 50 percent of summer season base load gas requirements.  CG&E similarly mitigates its gas procurement costs, however, CG&E’s gas price mitigation program has not been pre-approved by the PUCO but rather it is subject to PUCO review as part of the normal gas cost recovery process.

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

OTHER MATTERS

Synthetic Fuel Production

In July 2002, Cinergy Capital & Trading, Inc. acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits (through 2007) in accordance with Internal Revenue Code (IRC) Section 29 if certain requirements are satisfied.  The three key requirements are that (a) the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel, (b) the fuel produced is sold to an unrelated entity and (c) the fuel was produced from a facility that was placed in service before July 1, 1998.  In addition to the existing plant, we have recently exercised an option to buy an additional synthetic fuel plant.

During the third quarter of 2004, several unrelated entities announced that the Internal Revenue Service (IRS) had or threatened to challenge the placed in service dates of some of the entities’ synthetic fuel plants.  A successful IRS challenge could result in disallowance of all credits previously claimed for fuel produced by the subject plants.  Cinergy’s sale of synthetic fuel has generated approximately $219 million in tax credits through December 31, 2004, of which approximately $96 million were generated in 2004.

The IRS has not yet audited Cinergy for any tax year in which Cinergy has claimed Section 29 credits related to synthetic fuel.  However, it is reasonable to anticipate that the IRS will evaluate the placed in service date and other key requirements for claiming the credit.  We anticipate this audit to begin in the spring of 2005.

Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility that specifically addressed the significant chemical change requirement.  Additionally, although not addressed in the letter ruling, we believe that our facility’s in service date meets the Section 29 requirements.

IRC Section 29 also provides for a phase-out of the credit based on the price of crude oil.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  We do not expect any impact on our ability to utilize Section 29 credits in 2004.  Future increases in crude oil prices above the price stipulated by the IRS could negatively impact our ability to utilize credits in subsequent years.

Workforce Issues

Between 2005 and 2013, 44 percent of our workforce will be eligible for retirement.  The loss of these employees could have a negative impact on Cinergy’s overall operations.  Cinergy is preparing for this loss that (a) understanding our current employee profile (demographics), (b) identifying critical positions (considered core to our business and that have licensing or lengthy apprenticeship requirements associated with them), and (c) preparing an action plan.  The action plan involves long-term staffing plans including such things as detailed recruitment plans, the utilization of co-ops and interns, identification of key employees, and strong succession planning.  We will also use senior and phased retirement programs that allow new employees to train and consult with experienced highly-skilled employees post- and pre-retirement.  In addition, we are exploring ways of accelerating and enhancing our training programs through collaboration with area educational institutions and other third-party providers.

MD&A - MARKET RISK SENSITIVE INSTRUMENTS

MARKET RISK SENSITIVE INSTRUMENTS

Energy Commodities Sensitivity

The transactions associated with Commercial’s energy marketing and trading activities and substantial investment in generation assets give rise to various risks, including price risk.  Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities.  As Commercial continues to develop its energy marketing and trading business, its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

Commercial’s energy marketing and trading activities principally consist of Marketing & Trading’s natural gas marketing and trading operations and CG&E’s power marketing and trading operations.

Our domestic operations market and trade over-the-counter (an informal market where the buying/selling of commodities occurs) contracts for the purchase and sale of electricity (primarily in the midwest region of the United States), natural gas, and other energy-related products, including coal and emission allowances.  Our natural gas domestic operations provide services that manage storage, transportation, gathering and processing activities.  In addition, our domestic operations also market and trade natural gas and other energy-related products on the New York Mercantile Exchange.

Marketing & Trading’s natural gas marketing and trading operations also extend to Canada where natural gas marketing and management services are provided to producers and industrial customers.  Our Canadian operations also market and trade over-the-counter contracts.

Many of these energy commodity contracts commit us to purchase or sell electricity, natural gas, and other energy-related products at fixed prices in the future.  The majority of the contracts in the natural gas and other energy-related product portfolios are financially settled contracts (i.e., there is no physical delivery related with these items).  In addition, Commercial also markets and trades over-the-counter option contracts.  The use of these types of commodity instruments is designed to allow Commercial to:

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

At times, a net open position is created or is allowed to continue when Commercial believes future changes in prices and market conditions may possibly result in profitable positions.  Position imbalances can also occur due to the basic lack of liquidity in the wholesale power market.  The existence of net open positions can potentially result in an adverse impact on our financial condition or results of operations.  This potential adverse impact could be realized if the market price of electric power does not react in the manner or direction expected.  Cinergy’s Risk Management Control Policy contains limits associated with the overall size of net open positions for each trading operation.

Trading Portfolio Risks

Commercial measures the market risk inherent in the trading portfolio employing value at risk (VaR) analysis and other methodologies, which utilize forward price curves in electric power and natural gas markets to quantify estimates of the magnitude and probability of future value changes related to open contract positions.  VaR is a statistical measure used to quantify the potential change in fair value of the trading portfolio over a particular period of time, with a specified likelihood of occurrence, due to market movement.  Commercial, through some of our non-regulated subsidiaries, markets physical natural gas and electricity and trades derivative commodity instruments which are usually settled in cash including: forwards, futures, swaps, and options.

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

The VaR for Cinergy’s trading portfolio is presented in the table below:

VaR Associated with Energy Trading Contracts

	2004		2003
	Trading VaR	Percentage of Operating Income	Trading VaR	Percentage of Operating Income
	(dollars in millions)

95% confidence level, one-day holding period, one-tailed December 31	$1.9	0.3%	$0.6	0.1%
Average for the twelve months ended December 31	2.4	0.3	1.3	0.2
High for the twelve months ended December 31	5.8	0.8	3.8	0.5
Low for the twelve months ended December 31	0.7	0.1	0.4	0.1

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities for Cinergy and CG&E for the years ended December 31, 2004 and 2003 are presented in the table below.  In April 2002, CG&E and PSI executed a new joint operating agreement whereby we chose to originate all new power marketing and trading contracts since April 2002 on behalf of CG&E only.  Historically, such contracts were executed on behalf of PSI and CG&E jointly.  PSI’s remaining contracts, entered into prior to the new joint operating agreement, are not material.  Therefore, we have not presented PSI separately in the fair value tables below.

	Change in Fair Value
	2004		2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)
Fair value of contracts outstanding at the beginning of period	$41	$20	$75	$42

Changes in fair value attributable to changes in valuation techniques and assumptions(2)	(5)	(4)	1	1

Other changes in fair value(3)	185	70	127	53

Option premiums paid/(received)	5	6	(3)	2

Accounting Changes(4)

Consolidation of previously unconsolidated entities	—	—	7	—

Cumulative effect of changes in accounting principles	—	—	(20)	(13)

Contracts settled	(144)	(56)	(146)	(65)

Fair value of contracts outstanding at end of period	$82	$36	$41	$20

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

(4)          See Note 1(q)(i) and Note 1(q)(iv) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for further information.

The following are the balances at December 31, 2004 and 2003 of our energy risk management assets and liabilities:

	2004		2003
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Energy risk management assets - current	$381	$149	$305	$73
Energy risk management assets - non-current	139	47	97	37

Energy risk management liabilities - current	(311)	(120)	(296)	(78)
Energy risk management liabilities - non-current	(127)	(40)	(65)	(12)

	$82	$36	$41	$20

(1)          The results of Cinergy also include amounts related to non-registrants.

The following table presents the expected maturity of the energy risk management assets and liabilities as of December 31, 2004 for Cinergy and CG&E:

	Fair Value of Contracts at December 31, 2004
	Maturing
Source of Fair Value(1)	2005	2006-2007	2008-2009	Thereafter	Total Fair Value
	(in millions)
Cinergy(2)
Prices actively quoted	$74	$18	$—	$—	$92

Prices based on models and other valuation methods(3)	(4)	(5)	2	(3)	(10)

Total	$70	$13	$2	$(3)	$82

CG&E
Prices actively quoted	$25	$13	$—	$—	$38

Prices based on models and other valuation methods(3)	4	(6)	—	—	(2)

Total	$29	$7	$—	$—	$36

(1)          While liquidity varies by trading regions, active quotes are generally available for two years for standard electricity transactions and three years for standard gas transactions.  Non-standard transactions are classified based on the extent, if any, of modeling used in determining fair value.  Long-term transactions can have portions in both categories depending on the length.

(2)          The results of Cinergy also include amounts related to non-registrants.

(3)          A substantial portion of these amounts include option values.

Generation Portfolio Risks

Cinergy optimizes the value of its non-regulated portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances and we manage all of these components as a portfolio. We use models that forecast future generation output, fuel requirements, and emission allowance requirements based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio. With the issuance of Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), most forward power transactions from management of the portfolio are accounted for at fair value. The other component pieces of the portfolio are typically not subject to Statement 149 and are accounted for using the accrual method, where changes in fair value are not recognized.  As a result, we are subject to earnings volatility via mark-to-market gains or losses from changes in the value of the contracts accounted for using fair value. A hypothetical $1.00 per MWh increase or decrease consistently applied to all forward power prices would have resulted in an increase or decrease in fair value of these contracts of approximately $3 million as of December 31, 2004.

Cinergy is exposed to risk from changes in the market prices of fuel (primarily coal) and emission allowances to the extent the risk is not mitigated by regulatory recovery mechanisms in Ohio and Indiana.  To the extent we must purchase fuel or emission allowances in a rising price environment, increased cost of electricity production could result without a corresponding increase in revenue.  Cinergy manages this risk through the use of long-term fixed price fuel contracts and acquisitions of emission allowances.  These risks at CG&E are partially mitigated in 2005 and significantly mitigated from 2006 through 2008 by a retail fuel cost recovery mechanism established in Ohio as part of the RSP for non-residential customers beginning January 1, 2005 and for residential customers beginning January 1, 2006.  This mechanism will recover costs for fuel and emission allowances that exceed the amount originally included in the rates frozen in the CG&E transition plan through December 31, 2008.  PSI continues to be protected against market price changes of fuel and emission allowances costs incurred for its retail customers by the use of cost tracking and recovery mechanisms in the state of Indiana.

Concentrations of Credit Risk

Credit risk is the exposure to economic loss that would occur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations.  Specific components of credit risk include counterparty default risk, collateral risk, concentration risk, and settlement risk.

Trade Receivables and Physical Power Portfolio

Our concentration of credit risk with respect to trade accounts receivable from electric and gas retail customers is limited.  The large number of customers and diversified customer base of residential, commercial, and industrial customers significantly reduces our credit risk.  Contracts within the physical portfolio of power marketing and trading operations are primarily with traditional electric cooperatives and municipalities and other investor-owned utilities.  At December 31, 2004, we believe the likelihood of significant losses associated with credit risk in our trade accounts receivable or physical power portfolio is remote.

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Cinergy analyzes net credit exposure and establishes credit reserves based on the counterparties’ credit rating, payment history, and length of the outstanding obligation.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

The following tables provide information regarding Cinergy’s and CG&E’s exposure on energy trading contracts as well as the expected maturities of those exposures as of December 31, 2004.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.  As previously discussed, PSI’s remaining contracts are not material; therefore, we have not presented PSI separately in the credit risk tables below.

Cinergy(1)

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(4)
	(in millions)

Investment Grade(2)	$737	$75	$662	84%	—	$—
Internally Rated-Investment Grade(3)	68	1	67	9	—	—
Non-Investment Grade	135	90	45	5	—	—
Internally Rated-Non-Investment Grade	51	37	14	2	—	—
					—
Total	$991	$203	$788	100%	—	$—

		Maturity of Credit Risk Exposure

				Exposure	Total Exposure
				Greater than	Before Credit
Rating	2005	2006-2007	2008-2009	5 Years	Collateral
	(in millions)

Investment Grade(2)	$636	$74	$16	$11	$737
Internally Rated-Investment Grade(3)	61	7	—	—	68
Non-Investment Grade	133	2	—	—	135
Internally Rated-Non-Investment Grade	50	1	—	—	51

Total	$880	$84	$16	$11	$991

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

CG&E

	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(3)
Rating
	(in millions)

Investment Grade(1)	$165	$21	$144	92%	2	$45
Internally Rated-Investment Grade(2)	8	—	8	5	—	—
Non-Investment Grade	18	15	3	2	—	—
Internally Rated-Non-Investment Grade	3	1	2	1	—	—

Total	$194	$37	$157	100%	2	$45

	Maturity of Credit Risk Exposure
				Exposure	Total Exposure
				Greater than	Before Credit
Rating	2005	2006-2007	2008-2009	5 Years	Collateral
	(in millions)

Investment Grade(1)	$156	$8	$1	$—	$165
Internally Rated-Investment Grade(2)	8	—	—	—	8
Non-Investment Grade	18	—	—	—	18
Internally Rated-Non-Investment Grade	3	—	—	—	3

Total	$185	$8	$1	$—	$194

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

Exchange Rate Sensitivity

Cinergy has exposure to fluctuations in exchange rates between the United States dollar and the currencies of foreign countries where we have investments.  When it is appropriate we will hedge our exposure to cash flow transactions, such as a dividend payment by one of our foreign subsidiaries.

Interest Rate Sensitivity

Our net exposure to changes in interest rates primarily consists of short-term debt instruments (including net money pool borrowings) and variable-rate pollution control debt.  The following table reflects the different instruments used and the method of benchmarking interest rates, as of December 31, 2004:

Interest Benchmark			2004
			(in millions)

Short-term Bank Loans/Commercial Paper/Money Pool	•Short-term Money Market	Cinergy	$686
	•Commercial Paper	CG&E and subsidiaries	180
	Composite Rate(1)	PSI	131
	•LIBOR(2)	ULH&P	11

Pollution Control Debt	•Daily Market	Cinergy	741
	•Weekly Market	CG&E and subsidiaries	290
	•Auction Rate	PSI	426

(1)          30-day Federal Reserve “AA” Industrial Commercial Paper Composite Rate

(2)          London Inter-Bank Offered Rate

The weighted-average interest rates on the previously discussed instruments at December 31, were as follows:

2004

Short-term Bank Loans/Commercial Paper	2.5%
Money Pool	2.4%
Pollution Control Debt	2.3%

At December 31, 2004, forward yield curves project an increase in applicable short-term interest rates over the next five years.

The following table presents principal cash repayments, by maturity date and other selected information, for each registrant’s long-term debt, other debt, and capital lease obligations as of December 31, 2004:

	Expected Maturity Date
							There-		Fair
Liabilities	2005		2006	2007	2008	2009	after	Total	Value
	(in millions)

Cinergy
Long-term Debt(1)(6)	$200	(4)(5)	$326	$366	$513	$243	$2,223	$3,871	$4,074
Weighted-average interest rate(2)	6.8%		6.6%	7.6%	6.4%	7.4%	7.1%	7.0%

Other(3)	$20		$29	$360	$38	$27	$153	$627	$687
Weighted-average interest rate(2)	7.9%		6.8%	6.9%	6.9%	6.7%	6.9%	6.9%

Capital Leases
Fixed-rate leases	$7		$7	$7	$10	$10	$24	$65	$65
Interest rate(2)	5.4%		5.3%	5.3%	5.2%	5.1%	4.9%	5.5%

CG&E and subsidiaries
Long-term Debt(1)	$150	(5)	$—	$100	$120	$20	$1,240	$1,630	$1,677
Weighted-average interest rate(2)	6.9%		—%	6.9%	6.4%	7.9%	5.1%	5.5%

Capital Leases
Fixed-rate leases	$4		$4	$4	$6	$6	$16	$40	$40
Interest rate(2)	5.3%		5.3%	5.2%	5.2%	5.1%	4.9%	5.4%

PSI
Long-term Debt(1)	$50	(4)	$326	$266	$43	$223	$976	$1,884	$2,009
Weighted-average interest rate(2)	6.5%		6.6%	7.8%	6.4%	7.3%	9.6%	8.4%

Capital Leases
Fixed-rate leases	$3		$3	$3	$4	$4	$8	$25	$25
Interest rate(2)	5.5%		5.4%	5.4%	5.3%	5.1%	4.9%	5.6%

ULH&P
Long-term Debt	$—		$—	$—	$20	$20	$55	$95	$100
Weighted-average interest rate(2)	—%		—%	—%	6.5%	7.9%	5.7%	6.3%

Capital Leases
Fixed-rate leases	$1		$1	$1	$1	$2	$3	$9	$9
Interest rate(2)	5.4%		5.4%	5.4%	5.3%	5.2%	4.9%	5.6%

(1)          Long-term Debt includes amounts reflected as Long-term debt due within one year.

(2)          The weighted-average interest rate is calculated as follows:  (1) for Long-term Debt and Other, the weighted-average interest rate is based on the interest rates at December 31, 2004 of the debt that is maturing in the year reported and includes the effects of an interest rate swap that fixes the interest payments differently from the stated rate; and (2) for Capital Leases, the weighted-average interest rate is based on the average interest rate of the lease payments made during the year reported.

(3)          Promissory notes and long-term notes payable related to investments under Cinergy Global Resources, Inc., Cinergy Investments, Inc., and debt related to CC Funding Trust.  See Note 3(b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for a discussion of the debt associated with the CC Funding Trust.

(4)          Includes PSI’s 6.50% Debentures due August 1, 2026, reflected as maturing in 2005, as the interest rate is due to reset on August 1, 2005.  If the interest rate is not reset, the bonds are subject to mandatory redemption by PSI.

(5)          CG&E’s 6.90% Debentures due June 1, 2025, are putable to CG&E at the option of the holders on June 1, 2005. However, based on current market conditions, we believe it is unlikely that the debentures will be put to CG&E on this date.

(6)          Includes amounts related to non-registrants.

Our current policy in managing exposure to fluctuations in interest rates is to maintain approximately 30 percent of the total amount of outstanding debt in variable interest rate debt instruments.  In maintaining this level of exposure, we use interest rate swaps.  Under the swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and variable-rate interest amounts calculated on an agreed upon notional amount.  In the future, we will continually monitor market conditions to evaluate whether to modify our level of exposure to fluctuations in interest rates.

CG&E has an outstanding interest rate swap agreement that decreased the percentage of variable-rate debt.  See Note 7(a) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information on financial derivatives.

MD&A - ACCOUNTING MATTERS

ACCOUNTING MATTERS

Critical Accounting Estimates

Preparation of financial statements and related disclosures in compliance with GAAP requires the use of assumptions and estimates regarding future events, including the likelihood of success of particular investments or initiatives, estimates of future prices or rates, legal and regulatory challenges, and anticipated recovery of costs.  Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions.  We consider an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were reasonably uncertain at the time the accounting estimate was made, and 2) changes in the estimate are reasonably likely to occur from period to period.

These critical accounting estimates should be read in conjunction with the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.  We have other accounting policies that we consider to be significant; however, these policies do not meet the definition of critical accounting estimates, because they generally do not require us to make estimates or judgments that are particularly difficult or subjective.

Fair Value Accounting for Energy Marketing and Trading

We use fair value accounting for energy trading contracts, which is required, with certain exceptions, by Statement 133.  Short-term contracts used in our trading activities are generally priced using exchange based or over-the-counter price quotes.  Long-term contracts typically must be valued using less actively quoted prices or valuation models.  Use of model pricing requires estimating surrounding factors such as volatility and price curves beyond what is actively quoted in the market.  In addition, some contracts do not have fixed notional amounts and therefore must be valued using estimates of volumes to be consumed by the counterparty.  See “Changes in Fair Value” for additional information.

We measure these risks by using complex analytical tools, both external and proprietary.  These models are dynamic and are continuously updated with the most recent data to improve assessments of potential future outcomes.  We measure risks for contracts that do not contain fixed notional amounts by obtaining historical data and projecting expected consumption.  These models incorporate expectations surrounding the impacts that weather may play in future consumption.  The results of these measures assist us in managing such risks within our portfolio.  We also have a Global Risk Management function within Cinergy that is independent of the marketing and trading function and is under the oversight of a Risk Policy Committee comprised primarily of senior company executives.  This group provides an independent evaluation of both forward price curves and the valuation of energy contracts.  See “Trading Portfolio Risks” for additional information.

There is inherent risk in valuation modeling given the complexity and volatility of energy markets.  Fair value accounting has risk, including its application to short-term contracts, as gains and losses recorded through its use are not yet realized.  Therefore, it is possible that results in future periods may be materially different as contracts are ultimately settled.  We monitor potential losses using VaR analysis.  As previously discussed, our one-day VaR at December 31, 2004, assuming a 95 percent confidence level, was approximately $1.9 million, which means there is a 95 percent statistical chance (based on market implied volatilities) that any adverse moves in the value of our portfolio will be less than the reported amount.  In addition, our five-day VaR at December 31, 2004, assuming the same 95 percent confidence level, was approximately $3.9 million.

For financial reporting purposes, assets and liabilities associated with energy trading transactions accounted for using fair value are reflected on the Balance Sheets as Energy risk management assets current and non-current and Energy risk management liabilities current and non-current, classified as current or non-current pursuant to each contract’s length.  Net gains and losses resulting from revaluation of contracts during the period are recognized currently in the Statements of Income.

Regulatory Accounting

CG&E, PSI, and ULH&P are regulated utility companies.  Except with respect to the electric generation-related assets and liabilities of CG&E, the companies apply the provisions of Statement 71.  In accordance with Statement 71, regulatory actions may result in accounting treatment different from that of non-rate regulated companies.  The deferral of costs (as regulatory assets) or amounts provided in current rates to cover costs to be incurred in the future (as regulatory liabilities) may be appropriate when the future recovery or refunding of such costs is probable.  In assessing probability, we consider such factors as regulatory precedent and the current regulatory environment.  To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be recognized in current period earnings.  Our calculations under the fuel adjustment and emission allowance cost recovery mechanisms at PSI (and CG&E for non-residential retail customers beginning in 2005 and residential retail customers in 2006) involve the use of estimates.  Fuel costs (including purchased power when economically displacing fuel) and emission allowance costs must be allocated between PSI’s retail customers and wholesale customers, with the lowest costs allocated to retail customers.  This process is complex and involves the use of estimates that when finalized in future periods may result in adjustments to amounts deferred and collected from customers.

At December 31, 2004, regulatory assets totaled $609 million for CG&E (including $10 million for ULH&P) and $421 million for PSI.  Current rates include the recovery of $602 million for CG&E (including $9 million for ULH&P) and $378 million for PSI.  In addition to the regulatory assets, CG&E and PSI have regulatory liabilities totaling $165 million (including $30 million for ULH&P) and $392 million at December 31, 2004, respectively.  See Note 1(c) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional detail regarding regulatory assets and regulatory liabilities.

Income Taxes

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, deferred tax liabilities, and any valuation allowances recorded against the deferred tax assets.  We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize deferred tax assets.  These tax planning strategies include the utilization of Section 29 tax credits associated with our production of synthetic fuel.  Failure to achieve forecasted taxable income might affect our ability to utilize the Section 29 tax credits and the ultimate realization of deferred tax assets.

Contingencies

When it is probable that an environmental, tax, or other legal liability has been incurred, a loss is recognized when the amount of the loss can be reasonably estimated.  Estimates of the probability and the amount of loss are often made based on currently available facts, present laws and regulations, and consultation with third-party experts.  Accounting for contingencies requires significant judgment by management regarding the estimated probabilities and ranges of exposure to potential liability.  Management’s assessment of Cinergy’s exposure to contingencies could change to the extent there are additional future developments, administrative actions, or as more information becomes available.  If actual obligations incurred are different from our estimates, the recognition of the actual amounts may have a material impact on Cinergy’s financial position and results of operations.

Impairment of Long-lived Assets

Current accounting standards require long-lived assets be measured for impairment whenever indicators of impairment exist.  If deemed impaired under the standards, assets are written down to fair value with a charge to current period earnings.  As a producer of electricity, Cinergy, CG&E, and PSI are owners of generating plants, which are largely coal-fired.  At December 31, 2004, the carrying value of these generating plants is $5 billion for Cinergy, $2 billion for CG&E and $2 billion for PSI.  As a result of the various emissions and by-products of coal consumption, the companies are subject to extensive environmental regulations and are currently subject to a number of environmental contingencies.  See Note 11(a) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for additional information.  While we cannot predict the potential effect the resolution of these matters will have on the recoverability of our coal-fired generating assets, we believe that the carrying values of these assets are recoverable.  In making this assessment, we consider such factors as the expected ability to recover through the regulatory process any additional investments in environmental compliance expenditures for PSI, the relative pricing of wholesale electricity in the region, the anticipated demand, and the cost of coal.

For the gas-fired peaking plants that Cinergy owns that are not subject to cost-of-service-based ratemaking, the recoverability will be dependent on many factors, but primarily the price of power compared to the cost of natural gas, often referred to as the spark spread, over the life of the plants.  While we currently believe these assets are recoverable on a nominal basis (the basis required for evaluation under Statement 144 given our intent to continue operating these assets), changes in the estimates and assumptions used (primarily power and gas prices along with their related volatilities) in evaluating these assets over their useful life could result in an impairment in the future.  At December 31, 2004, the carrying value of these gas-fired peaking plants is approximately $441 million.

We will continue to evaluate these assets for impairment when events or circumstances indicate the carrying value may not be recoverable.

Impairment of Unconsolidated Investments

We evaluate the recoverability of investments in unconsolidated subsidiaries when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired.  An investment is considered impaired if the fair value of the investment is less than its carrying value.  We only recognize an impairment loss when an impairment is considered to be other than temporary.  We consider an impairment to be other than temporary when a forecasted recovery up to the investment’s carrying value is not expected for a reasonable period of time.  We evaluate several factors, including but not limited to our intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity’s historical and projected financial performance, when determining whether or not impairment is other than temporary.

Fair value is determined by quoted market prices, when available, however in most instances we rely on valuations based on discounted cash flows and market multiples.  There are many significant assumptions involved in performing such valuations, including but not limited to forecasted financial performance, discount rates, earnings multiples and terminal value considerations.  Variations in any one or a combination of these assumptions could result in different conclusions regarding impairment.

Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying value of the investment is not adjusted for any subsequent recoveries in fair value.  As of December 31, 2004, we do not have any material unrealized losses that are deemed to be temporary in nature.  See Note 15(a) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” for the amount of impairment charges incurred during the year.

Accounting Changes

Consolidation of VIEs

In January 2003, the FASB issued Interpretation 46, which significantly changed the consolidation requirements for traditional SPEs and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have substantive voting rights, do not absorb first dollar losses, or receive residual returns.  These entities must be consolidated whenever Cinergy would be anticipated to absorb greater than 50 percent of the losses or receive greater than 50 percent of the returns.

In accordance with its two stage adoption guidance, we implemented Interpretation 46 for traditional SPEs on July 1, 2003, and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, did not have a material impact on our financial position or results of operations.

On July 1, 2003, Interpretation 46 required us to consolidate two SPEs that have individual power sale agreements with Central Maine Power Company.  Further, we were no longer permitted to consolidate a trust that was established by Cinergy Corp. in 2001 to issue approximately $316 million of combined preferred trust securities and stock purchase contracts.  Prior period financial statements were not restated for these changes.  For further information on the accounting for these entities see Notes 3(a) and (b) of the “Notes to Financial Statements” in “Item 8. Financial Statements and Supplementary Data”.

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

Share-Based Payment

In December 2004, the FASB issued a replacement of Statement 123, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R).  This standard will require accounting for all stock-based compensation arrangements under the fair value method in addition to other provisions.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various stock-based compensation plans other than stock options.  We are in the process of evaluating the impact of this new standard on these plans.  Cinergy will adopt Statement 123R on July 1, 2005.

Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  In December 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  The staff position allows additional time for an entity to evaluate the effect of the legislation on its plan for repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Cinergy will complete its evaluation of the effects of the provision on its plan for repatriation of foreign earnings in 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the “Market Risk Sensitive Instruments” section of “Item 7. MD&A”.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Independent Auditors’ Report

Cinergy Corp. and Subsidiaries

Consolidated Statements of Income for the three years ended December 31, 2004

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Changes in Common Stock Equity for the three years ended December 31, 2004

Consolidated Statements of Cash Flows for the three years ended December 31, 2004

Consolidated Statements of Capitalization at December 31, 2004 and 2003

The Cincinnati Gas & Electric Company and Subsidiaries

Consolidated Statements of Income for the three years ended December 31, 2004

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Changes in Common Stock Equity for the three years ended December 31, 2004

Consolidated Statements of Cash Flows for the three years ended December 31, 2004

Consolidated Statements of Capitalization at December 31, 2004 and 2003

PSI Energy, Inc. and Subsidiary

Consolidated Statements of Income for the three years ended December 31, 2004

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Changes in Common Stock Equity for the three years ended December 31, 2004

Consolidated Statements of Cash Flows for the three years ended December 31, 2004

Consolidated Statements of Capitalization at December 31, 2004 and 2003

The Union Light, Heat and Power Company

Statements of Income for the three years ended December 31, 2004

Balance Sheets at December 31, 2004 and 2003

Statements of Changes in Common Stock Equity for the three years ended December 31, 2004

Statements of Cash Flows for the three years ended December 31, 2004

Statements of Capitalization at December 31, 2004 and 2003

Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts

Cinergy Corp. and Subsidiaries

The Cincinnati Gas & Electric Company and Subsidiaries

PSI Energy, Inc. and Subsidiary

The Union Light, Heat and Power Company

The information required to be submitted in schedules other than those indicated previously, have been included in the Balance Sheets, the Statements of Income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Cinergy Corp.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Cinergy Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinergy Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003, Cinergy Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations;” Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities;” and the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Cincinnati, Ohio
February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Cincinnati Gas & Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of The Cincinnati Gas & Electric Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Cincinnati Gas & Electric Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003, The Cincinnati Gas & Electric Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Cincinnati, Ohio
February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PSI Energy, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of PSI Energy, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PSI Energy, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003, PSI Energy, Inc. adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Cincinnati, Ohio
February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Union Light, Heat and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of The Union Light, Heat and Power Company as of December 31, 2004 and 2003, and the related statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule included in Item 15 of this Annual Report.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Union Light, Heat and Power Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003, The Union Light, Heat and Power Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Cincinnati, Ohio
February 11, 2005

 CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

	2004	2003	2002
	(in thousands, except per share amounts)

Operating Revenues (Note 1(d))
Electric	$3,536,649	$3,320,256	$3,256,437
Gas	783,316	835,507	590,471
Other (Note 1(d)(iii))	367,985	260,114	212,444
Total Operating Revenues	4,687,950	4,415,877	4,059,352

Operating Expenses
Fuel, emission allowances, and purchased power	1,244,027	1,136,950	950,463
Gas purchased	428,087	503,834	309,983
Costs of fuel resold	280,891	196,974	130,286
Operation and maintenance	1,282,278	1,118,680	1,201,564
Depreciation	460,389	398,871	403,909
Taxes other than income taxes	253,945	249,746	263,002
Total Operating Expenses	3,949,617	3,605,055	3,259,207

Operating Income	738,333	810,822	800,145

Equity in Earnings of Unconsolidated Subsidiaries	48,249	15,201	15,261
Miscellaneous Income (Expense) - Net	(3,213)	38,156	12,402
Interest Expense	275,238	270,874	243,652
Preferred Dividend Requirement of Subsidiary Trust (Note 3(b))	—	11,940	23,832
Preferred Dividend Requirements of Subsidiaries	3,432	3,433	3,433

Income Before Taxes	504,699	577,932	556,891

Income Taxes (Note 10)	103,831	143,508	160,255

Income Before Discontinued Operations and Cumulative Effect of Changes in Accounting Principles	400,868	434,424	396,636

Discontinued operations, net of tax (Note 14)	—	8,886	(25,161)
Cumulative effect of changes in accounting principles, net of tax (Note 1(q)(iv))	—	26,462	(10,899)
Net Income	$400,868	$469,772	$360,576

Average Common Shares Outstanding - Basic	180,965	176,535	167,047

Earnings Per Common Share - Basic (Note 17)
Income before discontinued operations and cumulative effect of changes in accounting principles	$2.22	$2.46	$2.37
Discontinued operations, net of tax (Note 14)	—	0.05	(0.15)
Cumulative effect of changes in accounting principles, net of tax (Note 1(q)(iv))	—	0.15	(0.06)
Net Income	$2.22	$2.66	$2.16

Average Common Shares Outstanding - Diluted	183,531	178,473	169,052

Earnings Per Common Share - Diluted (Note 17)
Income before discontinued operations and cumulative effect of changes in accounting principles	$2.18	$2.43	$2.34
Discontinued operations, net of tax (Note 14)	—	0.05	(0.15)
Cumulative effect of changes in accounting principles, net of tax (Note 1(q)(iv))	—	0.15	(0.06)
Net Income	$2.18	$2.63	$2.13

Cash Dividends Declared Per Common Share	$1.88	$1.84	$1.80

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31
	2004	2003
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$164,541	$169,120
Notes receivable, current	214,513	189,854
Accounts receivable less accumulated provision for doubtful accounts of $5,514 at December 31, 2004, and $7,884 at December 31, 2003 (Note 3(c))	1,061,140	1,074,518
Fuel, emission allowances, and supplies (Note 1(g))	444,750	357,625
Energy risk management current assets (Note 1(k)(i))	381,146	305,058
Prepayments and other	174,624	146,422
Total Current Assets	2,440,714	2,242,597

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 19)	10,076,468	9,732,123
Construction work in progress	333,687	275,459
Total Utility Plant	10,410,155	10,007,582
Non-regulated property, plant, and equipment (Note 19)	4,700,009	4,527,943
Accumulated depreciation (Note 1(h)(i))	5,180,699	4,908,019
Net Property, Plant, and Equipment	9,929,465	9,627,506

Other Assets
Regulatory assets (Note 1(c))	1,030,333	1,029,242
Investments in unconsolidated subsidiaries	513,675	494,520
Energy risk management non-current assets (Note 1(k)(i))	138,787	97,334
Notes receivable, non-current	193,857	213,853
Other investments	125,367	184,044
Goodwill and other intangible assets	60,502	45,349
Restricted funds held in trust	358,006	—
Other	191,611	180,260
Total Other Assets	2,612,138	2,244,602

Assets of Discontinued Operations (Note 14)	—	4,501

Total Assets	$14,982,317	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31
	2004	2003
	(dollars in thousands)
Current Liabilities
Accounts payable	$1,348,576	$1,240,423
Accrued taxes	216,804	217,993
Accrued interest	54,473	68,952
Notes payable and other short-term obligations (Note 5)	958,910	351,412
Long-term debt due within one year	219,967	839,103
Energy risk management current liabilities (Note 1(k)(i))	310,741	296,122
Other	171,188	107,438
Total Current Liabilities	3,280,659	3,121,443

Non-Current Liabilities
Long-term debt (Note 4)	4,227,741	4,131,909
Deferred income taxes (Note 10)	1,597,120	1,557,981
Unamortized investment tax credits	99,723	108,884
Accrued pension and other postretirement benefit costs (Note 9)	688,277	662,834
Regulatory liabilities (Note 1(c))	557,419	490,856
Energy risk management non-current liabilities (Note 1(k)(i))	127,340	64,861
Other	225,298	205,344
Total Non-Current Liabilities	7,522,918	7,222,669

Liabilities of Discontinued Operations (Note 14)	—	11,594

Commitments and Contingencies (Note 11)

Total Liabilities	10,803,577	10,355,706

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,818

Common Stock Equity (Note 2)
Common stock - $.01 par value; authorized shares - 600,000,000; issued shares - 187,653,506 at December 31, 2004, and 178,438,369 at December 31, 2003; outstanding shares - 187,524,229 at December 31, 2004, and 178,336,854 at December 31, 2003	1,877	1,784
Paid-in capital	2,559,715	2,195,985
Retained earnings	1,613,340	1,551,003
Treasury shares at cost - 129,277 shares at December 31, 2004, and 101,515 shares at December 31, 2003	(4,336)	(3,255)
Accumulated other comprehensive loss (Note 18)	(54,674)	(44,835)
Total Common Stock Equity	4,115,922	3,700,682

Total Liabilities and Shareholders’ Equity	$14,982,317	$14,119,206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

					Accumulated	Total
					Other	Common
	Common	Paid-in	Retained	Treasury	Comprehensive	Stock
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except per share amounts)

2002
Beginning balance (159,402,839 shares)	$1,594	$1,619,659	$1,337,135	$—	$(16,929)	$2,941,459

Comprehensive income:
Net income			360,576			360,576
Other comprehensive income (loss), net of tax effect of $11,509 (Note 18)
Foreign currency translation adjustment, net of reclassification adjustments (Note 1(r))					25,917	25,917
Minimum pension liability adjustment					(13,763)	(13,763)
Unrealized loss on investment trusts					(5,277)	(5,277)
Cash flow hedges (Note 1(k)(ii))					(19,748)	(19,748)
Total comprehensive income						347,705

Issuance of common stock - net (9,260,276 shares)	93	267,768				267,861
Dividends on common stock ($1.80 per share)			(298,292)			(298,292)
Other		30,709	4,034			34,743
Ending balance (168,663,115 shares)	$1,687	$1,918,136	$1,403,453	$—	$(29,800)	$3,293,476

2003
Comprehensive income:
Net income			469,772			469,772
Other comprehensive income (loss), net of tax effect of $11,700 (Note 18)
Foreign currency translation adjustment, net of reclassification adjustments (Note 1(r))					10,528	10,528
Minimum pension liability adjustment					(33,846)	(33,846)
Unrealized gain on investment trusts					6,757	6,757
Cash flow hedges (Note 1(k)(ii))					1,526	1,526
Total comprehensive income						454,737

Issuance of common stock - net (9,775,254 shares)	97	269,977				270,074
Treasury shares purchased (101,515 shares)				(3,255)		(3,255)
Dividends on common stock ($1.84 per share)			(322,371)			(322,371)
Other		7,872	149			8,021
Ending balance (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682

2004
Comprehensive income:
Net income			400,868			400,868
Other comprehensive income (loss), net of tax effect of $8,259 (Note 18)
Foreign currency translation adjustment (Note 1(r))					14,953	14,953
Minimum pension liability adjustment					(31,752)	(31,752)
Unrealized gain on investment trusts					2,418	2,418
Cash flow hedges (Note 1(k)(ii))					4,542	4,542
Total comprehensive income						391,029

Issuance of common stock - net (9,215,137 shares)	93	350,433				350,526
Treasury shares purchased (27,762 shares)				(1,081)		(1,081)
Dividends on common stock ($1.88 per share)			(338,630)			(338,630)
Other		13,297	99			13,396
Ending balance (187,524,229 shares)	$1,877	$2,559,715	$1,613,340	$(4,336)	$(54,674)	$4,115,922

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(dollars in thousands)

Cash Flows from Continuing Operations
Operating Activities
Net income	$400,868	$469,772	$360,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	460,389	398,871	403,909
(Income) Loss of discontinued operations, net of tax	—	(8,886)	25,161
(Income) Loss on impairment or disposal of subsidiaries and investments, net	48,144	(93)	(16,518)
Cumulative effect of changes in accounting principles, net of tax	—	(26,462)	10,899
Change in net position of energy risk management activities	(40,443)	(11,723)	(43,202)
Deferred income taxes and investment tax credits - net	(4,113)	85,108	148,069
Equity in earnings of unconsolidated subsidiaries	(48,249)	(15,201)	(15,261)
Allowance for equity funds used during construction	(2,269)	(7,532)	(12,861)
Regulatory asset/liability deferrals	(38,868)	(81,791)	(132,117)
Regulatory asset amortization	92,422	89,931	115,967
Accrued pension and other postretirement benefit costs	25,443	36,667	127,366
Cost of removal	(17,763)	(16,598)	—
Changes in current assets and current liabilities:
Accounts and notes receivable	(11,555)	123,504	(235,437)
Fuel, emission allowances, and supplies	(89,699)	1,410	(81,303)
Prepayments	(88,463)	8,859	(26,818)
Accounts payable	108,476	(89,149)	311,339
Accrued taxes and interest	(15,360)	(35,510)	65,019
Other assets	(50,234)	(26,008)	(50,572)
Other liabilities	104,278	50,504	1,586
Net cash provided by operating activities	833,004	945,673	955,802

Financing Activities
Change in short-term debt	545,405	(393,096)	(442,472)
Issuance of long-term debt	39,361	688,166	628,170
Redemption of long-term debt	(830,543)	(487,901)	(112,578)
Issuance of common stock	350,526	270,074	267,861
Dividends on common stock	(338,630)	(322,371)	(298,292)
Net cash provided by (used in) financing activities	(233,881)	(245,128)	42,689

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(697,643)	(704,117)	(853,332)
Proceeds from notes receivable	17,460	9,187	—
Withdrawal of restricted funds held in trust	25,273	—	—
Acquisitions and other investments	(2,965)	(87,859)	(118,375)
Proceeds from distributions by investments and sale of investments and subsidiaries	54,173	51,252	86,071
Net cash used in investing activities	(603,702)	(731,537)	(885,636)

Net increase (decrease) in cash and cash equivalents from continuing operations	(4,579)	(30,992)	112,855

Cash and cash equivalents from continuing operations at beginning of period	169,120	200,112	87,257

Cash and cash equivalents from continuing operations at end of period	$164,541	$169,120	$200,112

Cash Flows from Discontinued Operations
Operating activities	$(7,093)	$(5,871)	$40,397
Financing activities	7,093	(14,898)	(39,464)
Investing activities	—	(202)	(3,772)

Net decrease in cash and cash equivalents from discontinued operations	—	(20,971)	(2,839)

Cash and cash equivalents from discontinued operations at beginning of period	—	20,971	23,810

Cash and cash equivalents from discontinued operations at end of period	$—	$—	$20,971

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$298,142	$263,228	$253,266
Income taxes	$73,197	$92,175	$57,739

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31
	2004	2003
	(dollars in thousands)

Long-term Debt (excludes current portion)
Cinergy Corp.
Other Long-term Debt:
6.53% Debentures due December 16, 2008	$200,000	$200,000
6.90% Note Payable due February 16, 2007	326,032	326,032
Total Other Long-term Debt	526,032	526,032
Unamortized Premium and Discount - Net	(3,980)	(6,080)
Total - Cinergy Corp.	522,052	519,952

Cinergy Global Resources, Inc.
Other Long-term Debt:
6.20% Debentures due November 3, 2008	150,000	150,000
Variable interest rate of Euro Inter-Bank Offered Rate plus 1.2%, maturing November 2016	89,391	79,104
Total Other Long-term Debt	239,391	229,104
Unamortized Premium and Discount - Net	(126)	(160)
Total - Cinergy Global Resources, Inc.	239,265	228,944

Cinergy Investments, Inc.
Other Long-term Debt:
9.23% Notes Payable, due November 5, 2016	105,834	107,142
7.81% Notes Payable, due June 1, 2009	74,773	93,041
Other	17,930	3,547
Total - Cinergy Investments, Inc.	198,537	203,730

Operating Companies
The Cincinnati Gas & Electric Company (CG&E) and subsidiaries
First Mortgage Bonds	94,700	94,700
Other Long-term Debt	1,385,721	1,401,721
Unamortized Premium and Discount - Net	(36,753)	(37,614)
Total Long-term Debt	1,443,668	1,458,807
PSI Energy, Inc. (PSI)
First Mortgage Bonds	620,720	620,720
Secured Medium-term Notes	77,500	77,500
Other Long-term Debt	1,135,813	1,032,663
Unamortized Premium and Discount - Net	(9,814)	(10,407)
Total Long-term Debt	1,824,219	1,720,476

Total Consolidated Long-term Debt	$4,227,741	$4,131,909

Cumulative Preferred Stock of Subsidiaries

CG&E and subsidiaries	$20,485	$20,485
PSI	42,333	42,333
Total Cumulative Preferred Stock of Subsidiaries	$62,818	$62,818

Common Stock Equity	$4,115,922	$3,700,682

Total Consolidated Capitalization	$8,406,481	$7,895,409

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS &

ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	2004	2003	2002
	(dollars in thousands)

Operating Revenues (Note 1(d))
Electric	$1,689,683	$1,691,353	$1,618,687
Gas	690,675	627,720	437,092
Other (Note 1(d)(iii))	130,365	62,876	81,631
Total Operating Revenues	2,510,723	2,381,949	2,137,410

Operating Expenses
Fuel, emission allowances, and purchased power	521,959	496,041	413,406
Gas purchased	427,585	382,310	232,558
Costs of fuel resold	98,898	54,661	60,674
Operation and maintenance	594,381	499,556	531,482
Depreciation	179,487	186,819	196,539
Taxes other than income taxes	198,445	199,818	197,827
Total Operating Expenses	2,020,755	1,819,205	1,632,486

Operating Income	489,968	562,744	504,924

Miscellaneous Income - Net	16,228	30,660	9,742
Interest Expense	90,836	115,215	95,629

Income Before Taxes	415,360	478,189	419,037

Income Taxes (Note 10)	158,518	178,077	155,341

Income Before Cumulative Effect of Changes in Accounting Principles	256,842	300,112	263,696

Cumulative effect of changes in accounting principles, net of tax (Note 1(q)(iv))	—	30,938	—

Net Income	$256,842	$331,050	$263,696

Preferred Dividend Requirement	845	846	846

Net Income Applicable to Common Stock	$255,997	$330,204	$262,850

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31
	2004	2003
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$4,154	$15,842
Notes receivable from affiliated companies	121,559	110,149
Accounts receivable less accumulated provision for doubtful accounts of $722 at December 31, 2004, and $1,602 at December 31, 2003 (Note 3(c))	145,105	107,733
Accounts receivable from affiliated companies	30,916	58,406
Fuel, emission allowances, and supplies (Note 1(g))	199,769	135,948
Energy risk management current assets (Note 1(k)(i))	148,866	72,830
Prepayments and other	54,650	15,186
Total Current Assets	705,019	516,094

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 19)
Electric	2,249,352	2,155,457
Gas	1,179,764	1,104,797
Common	249,576	288,394
Total Utility Plant In Service	3,678,692	3,548,648
Construction work in progress	45,762	71,947
Total Utility Plant	3,724,454	3,620,595
Non-regulated property, plant, and equipment (Note 19)	3,660,226	3,576,187
Accumulated depreciation (Note 1(h)(i))	2,694,708	2,625,568
Net Property, Plant, and Equipment	4,689,972	4,571,214

Other Assets
Regulatory assets (Note 1(c))	609,550	611,855
Energy risk management non-current assets (Note 1(k)(i))	47,276	36,583
Restricted funds held in trust	93,671	—
Other	86,871	73,733
Total Other Assets	837,368	722,171

Total Assets	$6,232,359	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY
	December 31
	2004	2003
	(dollars in thousands)
Current Liabilities
Accounts payable	$332,316	$217,652
Accounts payable to affiliated companies	85,127	136,470
Accrued taxes	149,010	146,216
Accrued interest	19,408	21,572
Notes payable and other short-term obligations (Note 5)	112,100	112,100
Notes payable to affiliated companies (Note 5)	180,116	49,126
Long-term debt due within one year	150,000	110,000
Energy risk management current liabilities (Note 1(k)(i))	120,204	77,791
Other	33,712	32,319
Total Current Liabilities	1,181,993	903,246

Non-Current Liabilities
Long-term debt (Note 4)	1,443,668	1,458,807
Deferred income taxes (Note 10)	1,090,897	985,481
Unamortized investment tax credits	73,120	79,186
Accrued pension and other postretirement benefit costs (Note 9)	228,058	219,393
Regulatory liabilities (Note 1(c))	164,846	155,336
Energy risk management non-current liabilities (Note 1(k)(i))	40,184	11,665
Other	70,395	69,687
Total Non-Current Liabilities	3,111,168	2,979,555

Commitments and Contingencies (Note 11)

Total Liabilities	4,293,161	3,882,801

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity (Note 2)
Common stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares—89,663,086 at December 31, 2004 and December 31, 2003	762,136	762,136
Paid-in capital	584,176	586,528
Retained earnings	610,232	589,993
Accumulated other comprehensive loss (Note 18)	(37,831)	(32,464)
Total Common Stock Equity	1,918,713	1,906,193

Total Liabilities and Shareholder’s Equity	$6,232,359	$5,809,479

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

				Accumulated	Total
				Other	Common
	Common	Paid-in	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Income (Loss)	Equity
	(dollars in thousands)

2002
Beginning balance	$762,136	$571,926	$408,706	$(5,678)	$1,737,090

Comprehensive income:
Net income			263,696		263,696
Other comprehensive loss, net of tax effect of $13,060 (Note 18)
Minimum pension liability adjustment				(872)	(872)
Unrealized loss on investment trusts				(462)	(462)
Cash flow hedges (Note 1(k)(ii))				(18,734)	(18,734)
Total comprehensive income					243,628

Dividends on preferred stock			(846)		(846)
Dividends on common stock			(185,909)		(185,909)
Contribution from parent company for reallocation of taxes		14,366			14,366
Other			2,005		2,005
Ending balance	$762,136	$586,292	$487,652	$(25,746)	$1,810,334

2003
Comprehensive income:
Net income			331,050		331,050
Other comprehensive income (loss), net of tax effect of $4,321 (Note 18)
Minimum pension liability adjustment				(8,017)	(8,017)
Unrealized gain on investment trusts				1	1
Cash flow hedges (Note 1(k)(ii))				1,298	1,298
Total comprehensive income					324,332

Dividends on preferred stock			(846)		(846)
Dividends on common stock			(227,863)		(227,863)
Contribution from parent company for reallocation of taxes		236			236
Ending balance	$762,136	$586,528	$589,993	$(32,464)	$1,906,193

2004
Comprehensive income:
Net income			256,842		256,842
Other comprehensive income (loss), net of tax effect of $3,453 (Note 18)
Minimum pension liability adjustment				(9,666)	(9,666)
Cash flow hedges (Note 1(k)(ii))				4,299	4,299
Total comprehensive income					251,475

Dividends on preferred stock			(845)		(845)
Dividends on common stock			(235,758)		(235,758)
Other		(2,352)			(2,352)
Ending balance	$762,136	$584,176	$610,232	$(37,831)	$1,918,713

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(dollars in thousands)

Operating Activities
Net income	$256,842	$331,050	$263,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179,487	186,819	196,539
Deferred income taxes and investment tax credits - net	53,519	82,228	104,103
Cumulative effect of changes in accounting principles, net of tax	—	(30,938)	—
Change in net position of energy risk management activities	(15,797)	(20,593)	(7,061)
Allowance for equity funds used during construction	(458)	(2,749)	(356)
Regulatory asset/liability deferrals	(16,535)	(40,510)	(84,694)
Regulatory asset amortization	48,649	36,824	44,339
Accrued pension and other postretirement benefit costs	8,665	18,109	20,559
Cost of removal	(7,875)	—	—
Changes in current assets and current liabilities:
Accounts and notes receivable	(25,348)	23,453	84,193
Fuel, emission allowances, and supplies	(65,030)	(14,061)	19,014
Prepayments	(39,586)	(6,393)	1,750
Accounts payable	63,928	9,608	(38,441)
Accrued taxes and interest	938	(14,283)	48,885
Other assets	(11,286)	20,314	2,713
Other liabilities	15,508	(21,117)	(2,210)

Net cash provided by operating activities	445,621	557,761	653,029

Financing Activities
Change in short-term debt, including net affiliate notes	134,460	104,114	(587,260)
Issuance of long-term debt	39,361	256,198	580,570
Redemption of long-term debt	(110,000)	(394,899)	(100,000)
Dividends on preferred stock	(845)	(846)	(846)
Dividends on common stock	(235,758)	(227,863)	(185,909)

Net cash used in financing activities	(172,782)	(263,296)	(293,445)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(299,751)	(323,959)	(323,320)
Other investments	59	—	(2)
Proceeds from disposition of subsidiaries and investments	15,165	—	—

Net cash used in investing activities	(284,527)	(323,959)	(323,322)

Net increase (decrease) in cash and cash equivalents	(11,688)	(29,494)	36,262

Cash and cash equivalents at beginning of period	15,842	45,336	9,074

Cash and cash equivalents at end of period	$4,154	$15,842	$45,336

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$92,542	$103,339	$86,895
Income taxes	$102,502	$45,937	$28,687

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31
2004	2003
(dollars in thousands)

Long-term Debt (excludes current portion)
CG&E
First Mortgage Bonds:
5.45% Series due January 1, 2024 (Pollution Control)	$46,700	$46,700
5 ½% Series due January 1, 2024 (Pollution Control)	48,000	48,000
Total First Mortgage Bonds	94,700	94,700

Other Long-term Debt:
Liquid Asset Notes with Coupon Exchange due October 1, 2007 (Executed interest rate swap to fix the rate at 6.87% through maturity)	100,000	100,000
6.40% Debentures due April 1, 2008	100,000	100,000
6.90% Debentures due June 1, 2025 (Redeemable at the option of the holders on June 1, 2005)	—	150,000
5.70% Debentures due September 15, 2012, effective interest rate of 6.42%	500,000	500,000
5.40% Debentures due June 15, 2033, effective interest rate of 6.90%	200,000	200,000
5 3/8% Debentures due June 15, 2033	200,000	200,000
Series 2002A, Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2037 (Pollution Control)	42,000	42,000
Series 2002B, Ohio Air Quality Development Revenue Refunding Bonds, due September 1, 2037 (Pollution Control)	42,000	42,000
Series 2004A, Ohio Air Quality Development Revenue Bonds, due November 1, 2039 (Pollution Control) (Note 4)	47,000	—
Series 2004B, Ohio Air Quality Development Revenue Bonds, due November 1, 2039 (Pollution Control) (Note 4)	47,000	—
Series 1992A, 6.50% Collateralized Pollution Control Revenue Refunding Bonds, due November 15, 2022	12,721	12,721
Total Other Long-term Debt	1,290,721	1,346,721

Unamortized Premium and Discount - Net	(36,093)	(37,299)
Total Long-term Debt	1,349,328	1,404,122

The Union Light, Heat and Power Company
Other Long-term Debt	95,000	55,000
Unamortized Premium and Discount - Net	(660)	(315)
Total Long-term Debt	94,340	54,685

Total Consolidated Long-term Debt	$1,443,668	$1,458,807

Cumulative Preferred Stock
Shares
Par/ Stated Value	Authorized Shares	Outstanding at December 31, 2004	Series	Mandatory Redemption
$100	6,000,000	204,849	4% - 4 ¾%	No	$20,485	$20,485

Common Stock Equity	$1,918,713	$1,906,193

Total Consolidated Capitalization	$3,382,866	$3,385,485

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	2004	2003	2002
	(dollars in thousands)

Operating Revenues (Note 1(d))
Electric	$1,753,699	$1,603,019	$1,610,578

Operating Expenses
Fuel, emission allowances, and purchased power	651,086	630,216	547,031
Operation and maintenance	474,517	448,668	470,263
Depreciation	221,596	163,938	154,524
Taxes other than income taxes	47,152	46,200	56,695
Total Operating Expenses	1,394,351	1,289,022	1,228,513

Operating Income	359,348	313,997	382,065

Miscellaneous Income - Net	9,348	6,288	20,582
Interest Expense	91,481	85,843	73,689

Income Before Taxes	277,215	234,442	328,958

Income Taxes (Note 10)	112,213	100,567	114,709

Income Before Cumulative Effect of a Change in Accounting Principle	165,002	133,875	214,249

Cumulative effect of a change in accounting principle, net of tax (Note 1(q)(iv))	—	(494)	—

Net Income	$165,002	$133,381	$214,249

Preferred Dividend Requirement	2,587	2,587	2,587

Net Income Applicable to Common Stock	$162,415	$130,794	$211,662

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31
	2004	2003
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$10,794	$6,565
Restricted deposits	22,063	92,675
Notes receivable from affiliated companies	72,958	65,715
Accounts receivable less accumulated provision for doubtful accounts of $171 at December 31, 2004, and $1,110 at December 31, 2003 (Note 3(c))	31,177	37,194
Accounts receivable from affiliated companies	437	459
Fuel, emission allowances, and supplies (Note 1(g))	108,793	149,392
Energy risk management current assets (Note 1(k)(i))	2,820	7,959
Prepayments and other	8,984	5,303
Total Current Assets	258,026	365,262

Property, Plant, and Equipment - at Cost
Utility plant in service (Note 19)	6,397,776	6,183,475
Construction work in progress	287,925	203,512
Total Utility Plant	6,685,701	6,386,987
Accumulated depreciation (Note 1(h)(i))	2,284,932	2,133,235
Net Property, Plant, and Equipment (Note 19)	4,400,769	4,253,752

Other Assets
Regulatory assets (Note 1(c))	420,783	417,387
Energy risk management non-current assets (Note 1(k)(i))	1,690	7,061
Other investments	73,396	66,803
Restricted funds held in trust	264,335	-
Other	30,897	29,372
Total Other Assets	791,101	520,623

Total Assets	$5,449,896	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY
	December 31
	2004	2003
	(dollars in thousands)
Current Liabilities
Accounts payable	$65,151	$58,286
Accounts payable to affiliated companies	38,292	69,746
Accrued taxes	65,871	69,419
Accrued interest	27,532	26,615
Notes payable and other short-term obligations (Note 5)	135,500	80,500
Notes payable to affiliated companies (Note 5)	130,580	188,446
Long-term debt due within one year	50,000	-
Energy risk management current liabilities (Note 1(k)(i))	1,428	14,744
Other	31,898	25,636
Total Current Liabilities	546,252	533,392

Non-Current Liabilities
Long-term debt (Note 4)	1,824,219	1,720,476
Deferred income taxes (Note 10)	638,061	573,946
Unamortized investment tax credits	26,603	29,698
Accrued pension and other postretirement benefit costs (Note 9)	209,992	193,336
Regulatory liabilities (Note 1(c))	392,573	335,520
Energy risk management non-current liabilities (Note 1(k)(i))	475	2,796
Other	88,190	74,958
Total Non-Current Liabilities	3,180,113	2,930,730

Commitments and Contingencies (Note 11)

Total Liabilities	3,726,365	3,464,122

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,333

Common Stock Equity (Note 2)
Common stock - without par value; $.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at December 31, 2004 and December 31, 2003	539	539
Paid-in capital	626,019	627,274
Retained earnings	1,078,617	1,018,790
Accumulated other comprehensive loss (Note 18)	(23,977)	(13,421)
Total Common Stock Equity	1,681,198	1,633,182

Total Liabilities and Shareholder’s Equity	$5,449,896	$5,139,637

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

				Accumulated	Total
				Other	Common
	Common	Paid-in	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Income (Loss)	Equity
	(dollars in thousands)

2002
Beginning balance	$539	$416,414	$880,129	$(1,595)	$1,295,487

Comprehensive income:
Net income			214,249		214,249
Other comprehensive loss, net of tax effect of $4,189 (Note 18)
Minimum pension liability adjustment				(2,138)	(2,138)
Unrealized loss on investment trusts				(4,386)	(4,386)
Total comprehensive income					207,725

Dividends on preferred stock			(2,587)		(2,587)
Dividends on common stock			(111,842)		(111,842)
Contribution from parent company for reallocation of taxes		10,519			10,519
Other		(2)	1,997		1,995
Ending balance	$539	$426,931	$981,946	$(8,119)	$1,401,297

2003
Comprehensive income:
Net income			133,381		133,381
Other comprehensive income (loss), net of tax effect of $3,645 (Note 18)
Minimum pension liability adjustment				(11,534)	(11,534)
Unrealized gain on investment trusts				6,232	6,232
Total comprehensive income					128,079

Dividends on preferred stock			(2,587)		(2,587)
Dividends on common stock			(93,950)		(93,950)
Contribution from parent company - equity infusion		200,000			200,000
Contribution from parent company for reallocation of taxes		343			343
Ending balance	$539	$627,274	$1,018,790	$(13,421)	$1,633,182

2004
Comprehensive income:
Net income			165,002		165,002
Other comprehensive income (loss), net of tax effect of $7,350 (Note 18)
Minimum pension liability adjustment				(12,597)	(12,597)
Unrealized gain on investment trusts				2,041	2,041
Total comprehensive income					154,446

Dividends on preferred stock			(2,587)		(2,587)
Dividends on common stock			(102,588)		(102,588)
Other		(1,255)			(1,255)
Ending balance	$539	$626,019	$1,078,617	$(23,977)	$1,681,198

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(dollars in thousands)

Operating Activities
Net income	$165,002	$133,381	$214,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	221,596	163,938	154,524
Cumulative effect of a change in accounting principle, net of tax	—	494	—
Deferred income taxes and investment tax credits - net	49,085	38,424	33,908
Change in net position of energy risk management activities	(5,127)	(1,133)	9,544
Allowance for equity funds used during construction	(1,811)	(4,783)	(12,505)
Regulatory asset/liability deferrals	(22,333)	(41,282)	(47,423)
Regulatory asset amortization	43,723	53,107	71,628
Accrued pension and other postretirement benefit costs	16,656	9,037	24,130
Cost of removal	(9,887)	(16,598)	—
Changes in current assets and current liabilities:
Accounts and notes receivable	(1,204)	35,643	233,040
Fuel, emission allowances, and supplies	39,234	27,330	(50,463)
Prepayments	297	686	(2,908)
Accounts payable	(24,589)	(104,515)	(119,032)
Accrued taxes and interest	(2,631)	(33,004)	2,961
Other assets	(4,906)	(5,721)	(20,830)
Other liabilities	20,358	(8,269)	8,224

Net cash provided by operating activities	483,463	246,735	499,047

Financing Activities
Change in short-term debt, including net affiliate notes	(57,866)	15,542	46,991
Issuance of long-term debt	—	431,968	47,600
Redemption of long-term debt	(1,100)	(460,903)	(23,979)
Contribution from parent	—	200,000	—
Dividends on preferred stock	(2,587)	(2,587)	(2,587)
Dividends on common stock	(102,588)	(93,950)	(111,842)

Net cash provided by (used in) financing activities	(164,141)	90,070	(43,817)

Investing Activities
Construction expenditures (less allowance for equity funds used
during construction)	(337,208)	(330,362)	(451,326)
Withdrawal of restricted funds held in trust	25,273	—	—
Other investments	(3,158)	(1,885)	(3,484)

Net cash used in investing activities	(315,093)	(332,247)	(454,810)

Net increase in cash and cash equivalents	4,229	4,558	420

Cash and cash equivalents at beginning of period	6,565	2,007	1,587

Cash and cash equivalents at end of period	$10,794	$6,565	$2,007

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$101,275	$95,733	$89,865
Income taxes	$60,353	$65,564	$27,401

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31
	2004	2003
	(dollars in thousands)
Long-term Debt (excludes current portion)

First Mortgage Bonds:
Series ZZ, 5 ¾% due February 15, 2028 (Pollution Control)	$50,000	$50,000
Series AAA, 7 1/8% due February 1, 2024	30,000	30,000
Series BBB, 8.0% due July 15, 2009	124,665	124,665
Series CCC, 8.85% due January 15, 2022	53,055	53,055
Series DDD, 8.31% due September 1, 2032	38,000	38,000
Series EEE, 6.65% due June 15, 2006	325,000	325,000
Total First Mortgage Bonds	620,720	620,720

Secured Medium-term Notes:
Series A, 8.55% to 8.57% as of December 31, 2004 and 2003, respectively. Due December 27, 2011.	7,500	7,500
Series B, 6.37% to 8.24%, due August 15, 2008 to August 22, 2022	70,000	70,000
(Series A and B, 7.255% weighted average interest rate as of December 31, 2004 and 2003, respectively. 9.1 and 10.1 year weighted average remaining life at December 31, 2004 and 2003, respectively)
Total Secured Medium-term Notes	77,500	77,500

Other Long-term Debt:
Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due May 1, 2035	44,025	44,025
Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due April 1, 2022	10,000	10,000
6.35% Debentures due November 15, 2006	50	50
6.50% Synthetic Putable Yield Securities due August 1, 2026 (Interest rate resets August 1, 2005)	-	50,000
7.25% Junior Maturing Principal Securities due March 15, 2028	2,658	2,658
6.00% Rural Utilities Service Obligation payable in annual installments	79,888	80,988
6.52% Senior Notes due March 15, 2009	97,342	97,342
7.85% Debentures due October 15, 2007	265,000	265,000
5.00% Debentures due September 15, 2013	400,000	400,000
Series 2002A, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due March 1, 2031	23,000	23,000
Series 2002B, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due March 1, 2019	24,600	24,600
Series 2003, Indiana Development Finance Authority Environmental Refunding Revenue Bonds, due April 1, 2022	35,000	35,000
Series 2004B, Indiana Development Finance Authority Environmental Revenue Bonds, due December 1, 2039 (Note 4)	77,125	—
Series 2004C, Indiana Development Finance Authority Environmental Revenue Bonds, due December 1, 2039 (Note 4)	77,125	—
Total Other Long-term Debt	1,135,813	1,032,663

Unamortized Premium and Discount - Net	(9,814)	(10,407)
Total Long-term Debt	$1,824,219	$1,720,476

Cumulative Preferred Stock

		Shares
Par/Stated	Authorized	Outstanding at		Mandatory
Value	Shares	December 31, 2004	Series	Redemption
$100	5,000,000	347,445	3 1/2% - 6 7/8%	No	$34,744	$34,744
$25	5,000,000	303,544	4.16% - 4.32%	No	7,589	7,589
Total Preferred Stock					$42,333	$42,333

Common Stock Equity					$1,681,198	$1,633,182

	Total Consolidated Capitalization				$3,547,750	$3,395,991

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

THE UNION LIGHT, HEAT

AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF INCOME

	2004	2003	2002
	(dollars in thousands)

Operating Revenues (Note 1(d))
Electric	$230,068	$222,081	$226,856
Gas	124,475	110,072	81,706
Total Operating Revenues	354,543	332,153	308,562

Operating Expenses
Electricity purchased from parent company for resale (Note 1(s)(ii))	162,497	154,572	159,734
Gas purchased	79,278	69,774	46,886
Operation and maintenance	55,810	53,704	50,223
Depreciation	20,034	18,315	17,350
Taxes other than income taxes	3,544	4,412	4,598
Total Operating Expenses	321,163	300,777	278,791

Operating Income	33,380	31,376	29,771

Miscellaneous Income - Net	813	3,561	666
Interest Expense	5,179	6,127	5,938

Income Before Taxes	29,014	28,810	24,499

Income Taxes (Note 10)	10,376	9,781	12,349

Net Income	$18,638	$19,029	$12,150

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

ASSETS
	December 31
	2004	2003
	(dollars in thousands)
Current Assets
Cash and cash equivalents	$4,197	$1,899
Notes receivable from affiliated companies	20,675	17,906
Accounts receivable less accumulated provision for doubtful accounts of $13 at December 31, 2004, and $192 at December 31, 2003 (Note 3(c))	1,451	2,458
Accounts receivable from affiliated companies	5,671	4,407
Fuel and supplies	8,500	7,936
Prepayments and other	285	279
Total Current Assets	40,779	34,885

Property, Plant, and Equipment - at Cost
Utility plant in service
Electric	285,828	273,895
Gas	256,667	239,670
Common	42,176	53,297
Total Utility Plant In Service	584,671	566,862
Construction work in progress	6,070	6,165
Total Utility Plant	590,741	573,027
Accumulated depreciation (Note 1(h)(i))	176,726	176,368
Net Property, Plant, and Equipment (Note 19)	414,015	396,659

Other Assets
Regulatory assets (Note 1(c))	10,070	16,150
Other	2,801	977
Total Other Assets	12,871	17,127

Total Assets	$467,665	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY
	December 31
	2004	2003
	(dollars in thousands)
Current Liabilities
Accounts payable	$16,028	$13,431
Accounts payable to affiliated companies	22,236	21,131
Accrued interest	1,370	1,230
Notes payable to affiliated companies (Note 5)	11,246	45,233
Other	7,009	7,113
Total Current Liabilities	57,889	88,138

Non-Current Liabilities
Long-term debt (Note 4)	94,340	54,685
Deferred income taxes (Note 10)	58,422	55,488
Unamortized investment tax credits	2,626	2,879
Accrued pension and other postretirement benefit costs (Note 9)	17,762	16,953
Regulatory liabilities (Note 1(c))	29,979	27,443
Other	14,136	13,729
Total Non-Current Liabilities	217,265	171,177

Commitments and Contingencies (Note 11)

Total Liabilities	275,154	259,315

Common Stock Equity (Note 2)
Common stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares—585,333 at December 31, 2004 and December 31, 2003	8,780	8,780
Paid-in capital	23,455	23,541
Retained earnings	161,562	157,524
Accumulated other comprehensive loss	(1,286)	(489)
Total Common Stock Equity	192,511	189,356

Total Liabilities and Shareholder’s Equity	$467,665	$448,671

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stock Equity
	(dollars in thousands)

2002
Beginning balance	$8,780	$21,111	$142,320	$(8)	$172,203

Comprehensive income:
Net income			12,150		12,150
Other comprehensive loss, net of tax effect of $36
Minimum pension liability adjustment				(52)	(52)
Total comprehensive income					12,098

Dividends on common stock			(9,670)		(9,670)
Contribution from parent company for reallocation of taxes		2,533			2,533
Ending balance	$8,780	$23,644	$144,800	$(60)	$177,164

2003
Comprehensive income:
Net income			19,029		19,029
Other comprehensive loss, net of tax effect of $291
Minimum pension liability adjustment				(429)	(429)
Total comprehensive income					18,600

Dividends on common stock			(6,305)		(6,305)
Contribution from parent company for reallocation of taxes		(103)			(103)
Ending balance	$8,780	$23,541	$157,524	$(489)	$189,356

2004
Comprehensive income:
Net income			18,638		18,638
Other comprehensive loss, net of tax effect of $539
Minimum pension liability adjustment				(797)	(797)
Total comprehensive income					17,841

Dividends on common stock			(14,600)		(14,600)
Other		(86)			(86)
Ending balance	$8,780	$23,455	$161,562	$(1,286)	$192,511

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(dollars in thousands)

Operating Activities
Net income	$18,638	$19,029	$12,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,034	18,315	17,350
Deferred income taxes and investment tax credits - net	7,601	7,808	3,116
Allowance for equity funds used during construction	18	(183)	(794)
Regulatory asset/liability deferrals	(2,337)	(8,138)	7,787
Regulatory asset amortization	1,613	1,843	(1,452)
Accrued pension and other postretirement benefit costs	809	1,333	2,343
Cost of removal	(1,588)	—	—
Changes in current assets and current liabilities:
Accounts and notes receivable	(3,026)	(9,060)	8,997
Fuel and supplies	(564)	246	2,653
Prepayments	(6)	37	(16)
Accounts payable	3,702	3,449	6,997
Accrued taxes and interest	(729)	(1,185)	(4,981)
Other assets	1,815	(3,521)	2,852
Other liabilities	(599)	3,088	3,705

Net cash provided by operating activities	45,381	33,061	60,707

Financing Activities
Change in short-term debt, including net affiliate notes	(33,987)	31,157	(12,356)
Issuance of long-term debt	39,361	—	—
Redemption of long-term debt	—	(20,000)	—
Dividends on common stock	(14,600)	(6,305)	(9,670)

Net cash provided by (used in) financing activities	(9,226)	4,852	(22,026)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(33,857)	(39,940)	(38,854)

Net cash used in investing activities	(33,857)	(39,940)	(38,854)

Net increase (decrease) in cash and cash equivalents	2,298	(2,027)	(173)

Cash and cash equivalents at beginning of period	1,899	3,926	4,099

Cash and cash equivalents at end of period	$4,197	$1,899	$3,926

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$4,796	$5,842	$5,067
Income taxes	$2,827	$3,001	$2,398

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31
	2004	2003
	(dollars in thousands)

Long-term Debt (excludes current portion)

Other Long-term Debt:
6.50% Debentures due April 30, 2008	$20,000	$20,000
7.65% Debentures due July 15, 2025	15,000	15,000
7.875% Debentures due September 15, 2009	20,000	20,000
5.00% Debentures due December 15, 2014 (Note 4)	40,000	—
Total Other Long-term Debt	95,000	55,000

Unamortized Premium and Discount - Net	(660)	(315)
Total Long-term Debt	$94,340	$54,685

Common Stock Equity	$192,511	$189,356

Total Capitalization	$286,851	$244,041

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

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

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through ULH&P, in nearby areas of Kentucky.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, ULH&P, a Kentucky corporation organized in 1901, provides electric and gas service in northern Kentucky.

PSI, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

The following table presents further information related to the operations of our domestic utility companies CG&E, PSI, and ULH&P (our utility operating companies):

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

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our non-regulated, energy-related businesses and investments, including natural gas marketing and trading operations (which are primarily conducted through Cinergy Marketing & Trading, LP (Marketing & Trading), one of its subsidiaries).

We conduct operations through our subsidiaries and manage our businesses through the following three reportable segments:

•                  Commercial Business Unit (Commercial);

•                  Regulated Business Unit (Regulated); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

See Note 16 for further discussion of our reportable segments.

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

(i)      Consolidation Method

For traditional operating entities, we use the consolidation method when we own a majority of the voting stock of or have the ability to control a subsidiary.  For variable interest entities (VIE) (discussed further in Note 3), we use the consolidation method when we anticipate absorbing a majority of the losses or receiving a majority of the returns of an entity, should they occur.  We eliminate all significant intercompany transactions when we consolidate these accounts.  Our consolidated financial statements include the accounts of Cinergy, CG&E, and PSI, and their wholly-owned subsidiaries.

(ii)     Equity Method

We use the equity method to report investments, joint ventures, partnerships, subsidiaries, and affiliated companies in which we do not have control, but have the ability to exercise influence over operating and financial policies (generally, 20 percent to 50 percent ownership).  Under the equity method we report:

•                    our investment in the entity as Investments in unconsolidated subsidiaries in our Balance Sheets; and

•                    our percentage share of the earnings from the entity as Equity in earnings of unconsolidated subsidiaries in our Statements of Income.

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

(c)                                  Regulation

Our utility operating companies and certain of our non-utility subsidiaries must comply with the rules prescribed by the SEC under the PUHCA.  Our utility operating companies must also comply with the rules prescribed by the Federal Energy Regulatory Commission (FERC) and the applicable state utility commissions of Ohio, Indiana, and Kentucky.

Our utility operating companies use the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP.  However, sometimes actions by the FERC and the state utility commissions result in accounting treatment different from that used by non-regulated companies.  When this occurs, we apply the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).  In accordance with Statement 71, we record regulatory assets and liabilities (expenses deferred for future recovery from customers or amounts provided in current rates to cover costs to be incurred in the future, respectively) on our Balance Sheets.

The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to CG&E’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover CG&E’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001.  Accordingly, application of Statement 71 was discontinued for the generation portion of CG&E’s business and Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71, was applied.  Excluding CG&E’s deregulated generation-related assets and liabilities, as of December 31, 2004, CG&E, PSI, and ULH&P continue to meet the criteria of Statement 71.  However, to the extent Indiana or Kentucky implements deregulation legislation, the application of Statement 71 will need to be reviewed.  Based on our utility operating companies’ current regulatory orders and the regulatory environment in which they currently operate, the recovery of regulatory assets recognized in the accompanying Balance Sheets as of December 31, 2004, is probable.  For a further discussion of CG&E’s regulatory developments see Note 11(b)(iii).  For a further discussion of PSI’s regulatory developments see Notes 11(b)(i) and 11(b)(ii).

Our regulatory assets, liabilities, and amounts authorized for recovery through regulatory orders at December 31, 2004, and 2003, were as follows:

	2004			2003
	CG&E(1)	PSI	Cinergy	CG&E(1)	PSI	Cinergy
	(in millions)
Regulatory assets

Amounts due from customers - income taxes(2)	$74	$22	$96	$53	$22	$75
Gasification services agreement buyout costs(3)(4)	—	227	227	—	235	235
Post-in-service carrying costs and deferred operating expenses(4)(9)	3	80	83	2	70	72
Deferred merger costs	—	38	38	1	46	47
Unamortized costs of reacquiring debt	15	25	40	17	28	45
RTC recoverable assets(4) (5)	494	—	494	517	—	517
Capital-related distribution costs(6)	11	—	11	—	—	—
Other	12	29	41	22	16	38

Total Regulatory assets	$609	$421	$1,030	$612	$417	$1,029

Total Regulatory assets authorized for recovery(7)	$602	$378	$980	$604	$317	$921

Regulatory liabilities

Accrued cost of removal(8)	$(164)	$(367)	$(531)	$(155)	$(336)	$(491)
Deferred fuel costs	(1)	(25)	(26)	—	—	—
Total Regulatory liabilities	$(165)	$(392)	$(557)	$(155)	$(336)	$(491)

(1)

Includes $10 million at December 31, 2004, and $16 million at December 31, 2003, related to ULH&P’s regulatory assets. Of these amounts, $9 million at December 31, 2004, and $15 million at December 31, 2003, have been authorized for recovery. Includes $(30) million and $(27) million of regulatory liabilities at December 31, 2004 and 2003, respectively, related to ULH&P.

(2)

The various regulatory commissions overseeing the regulated business operations of our utility operating companies regulate income tax provisions reflected in customer rates. In accordance with the provisions of Statement 71, we have recorded net regulatory assets for CG&E, PSI, and ULH&P.

(3)

PSI reached an agreement with Dynegy, Inc. to purchase the remainder of its 25-year contract for coal gasification services. In accordance with an order from the Indiana Utility Regulatory Commission (IURC), PSI began recovering this asset over an 18-year period that commenced upon the termination of the gas services agreement in 2000.

(4)	Regulatory assets earning a return at December 31, 2004.
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

(6)

In November 2004, CG&E’s rate stabilization plan (RSP) was approved by the PUCO. CG&E will have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 with recovery from non-residential customers to be provided through a rider from January 1, 2006 through December 31, 2010.

(7)

At December 31, 2004, these amounts were being recovered through rates charged to customers over remaining periods ranging from 1 to 60 years for CG&E, 1 to 51 years for PSI, and 1 to 16 years for ULH&P.

(8)

Represents amounts received for anticipated future removal and retirement costs of regulated property, plant, and equipment that do not represent legal obligations pursuant to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). See Note 1(j) for a further discussion of Statement 143.

(9)	For PSI, this amount includes $38 million that is not yet authorized for recovery and is not earning a return at December 31, 2004.

(d)                                  Revenue Recognition

(i)      Utility Revenues

Our utility operating companies record Operating Revenues for electric and gas service when delivered to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenues, we use systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

The amount of unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
	(in millions)

Cinergy	$203	$176	$153
CG&E and subsidiaries	129	112	89
PSI	74	64	64
ULH&P	23	20	15

(ii)  Energy Marketing and Trading Revenues

We market and trade electricity, natural gas, and other energy-related products.  Many of the contracts associated with these products qualify as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), further discussed in (k)(i).  We designate derivative transactions as either trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3).  Trading contracts are reported on a net basis and non-trading contracts are reported on a gross basis.

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

2.                                       Gross Reporting

Gross reporting requires presentation of sales contracts in Operating Revenues and purchase contracts in Fuel, emission allowances, and purchased power expense or Gas purchased expense.  Non-trading derivatives typically involve physical delivery of the underlying commodity and are therefore generally presented on a gross basis.

Derivatives are classified as non-trading only when (a) the contracts involve the purchase of gas or electricity to serve our native load requirements (end-use customers within our utility operating companies’ franchise service territories), or (b) the contracts involve the sale of gas or electricity and we have the intent and projected ability to fulfill substantially all obligations from company-owned assets, which generally is limited to the sale of generation to third parties when it is not required to meet native load requirements.

(iii)   Other Operating Revenues

Cinergy and CG&E recognize revenue from coal origination, which represents contract structuring and marketing of physical coal.  These revenues are included in Other Operating Revenues on the Statements of Income.  Other Operating Revenues for Cinergy also includes sales of synthetic fuel.

(e)                                  Energy Purchases and Fuel Costs

The expenses associated with electric and gas services include:

•      fuel used to generate electricity and the associated transportation costs;

•      costs of emission allowances;

•      electricity purchased from others; and

•      natural gas purchased from others and the associated transportation costs.

These expenses are shown in the Statements of Income of Cinergy, CG&E, and PSI as Fuel, emission allowances, and purchased power expense and Gas purchased expense.  These expenses are shown in ULH&P’s Statements of Income as Electricity purchased from parent company for resale expense and Gas purchased expense.

PSI utilizes a cost tracking recovery mechanism (commonly referred to as a fuel adjustment clause) that recovers retail and a portion of its wholesale fuel costs from customers.  Indiana law limits the amount of fuel costs that PSI can recover to an amount that will not result in earning a return in excess of that allowed by the IURC.  The fuel adjustment clause is calculated based on the estimated cost of fuel in the next three-month period, and is trued up after actual costs are known.  PSI records any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a deferred asset or liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense.

In addition to the fuel adjustment clause, PSI utilizes a purchased power tracking mechanism approved by the IURC for the recovery of costs related to certain specified purchases of power necessary to meet native load peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

As part of the PUCO’s November 2004 approval of CG&E’s RSP, a cost tracking recovery mechanism was established to recover costs of retail fuel and emission allowances that exceed the amount originally included in the rates frozen in the CG&E transition plan.  This mechanism was effective January 1, 2005 for non-residential customers and will be effective January 1, 2006 for residential customers.  CG&E will begin utilizing a tracking mechanism approved by the PUCO for the recovery of system reliability capacity costs related to certain specified purchases of power.  This mechanism was effective January 1, 2005 for non-residential customers and will be effective January 1, 2006 for residential customers.  See Note 11(b)(iii) for additional information.

(f)                                    Cash and Cash Equivalents

We define Cash and cash equivalents on our Balance Sheets and Statements of Cash Flows as investments with maturities of three months or less when acquired.

(g)                                 Fuel, Emission Allowances, and Supplies

We maintain coal inventories for use in the production of electricity and emission allowances inventories for regulatory compliance purposes due to the production of electricity.  These inventories are accounted for at the lower of cost or market, with cost being determined using the weighted-average method.

Prior to January 1, 2003, natural gas held in storage for our gas trading operations was accounted for at fair value.  All other gas held in storage was accounted for at the lower of cost or market, cost being determined through the weighted-average method.  Effective January 1, 2003, accounting for our gas trading operations’ gas held in storage was adjusted to the lower of cost or market method with a cumulative effect adjustment, as required by EITF 02-3.  See (q)(iv) for a summary of the cumulative effect adjustments.

Materials and supplies inventory is accounted for on a weighted-average cost basis.

(h)                                 Property, Plant, and Equipment

Property, Plant, and Equipment includes the utility and non-regulated business property and equipment that is in use, being held for future use, or under construction.  We report our Property, Plant, and Equipment at its original cost, which includes:

•      materials;

•      contractor fees;

•      salaries;

•      payroll taxes;

•      fringe benefits;

•      financing costs of funds used during construction (described in (ii) and (iii)); and

•      other miscellaneous amounts.

We capitalize costs for regulated property, plant, and equipment that are associated with the replacement or the addition of equipment that is considered a property unit.  Property units are intended to describe an item or group of items.  The cost of normal repairs and maintenance is expensed as incurred.  On an annual basis, we perform major pre-planned maintenance activities on our generating units.  These pre-planned activities are accounted for when incurred.  When regulated property, plant, and equipment is retired, Cinergy charges the original cost, less salvage, to Accumulated depreciation and the cost of removal to Regulatory liabilities, which is consistent with the composite method of depreciation.  See (j) for further information on accrued cost of removal.  A gain or loss is recorded on the sale of regulated property, plant, and equipment if an entire operating unit, as defined by the FERC, is sold.  A gain or loss is recorded on non-regulated property, plant, and equipment whenever there is a related sale or retirement.

(i)      Depreciation

We determine the provisions for depreciation expense using the straight-line method.  The depreciation rates are based on periodic studies of the estimated useful lives and the net cost to remove the properties.  Inclusion of cost of removal in depreciation rates was discontinued for all non-regulated property beginning in 2003 as a result of adopting Statement 143.  Our utility operating companies use composite depreciation rates.  These rates are approved by the respective state utility commissions with respect to regulated property.  The average depreciation rates for Property, Plant, and Equipment are presented in the following table.

	2004	2003	2002

Cinergy(1)	3.2%	2.8%	3.0%

CG&E and subsidiaries	2.6	2.6	2.9

PSI	3.7	3.1	3.0

ULH&P	3.5	3.2	3.2

(1)	The results of Cinergy also include amounts related to non-registrants.

In June 2004, PSI implemented new depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, that were approved in PSI’s latest retail rate case.  The impact of this change in accounting estimate was an increase of approximately $18 million in Cinergy’s and PSI’s 2004 Depreciation expense.  The prospective impact of this change in accounting estimate is expected to be an increase of approximately $30 million in annual Depreciation expense, which will be collected in revenues over that same period.

(ii)     Allowance for Funds Used During Construction (AFUDC)

Our utility operating companies finance construction projects with borrowed funds and equity funds.  Regulatory authorities allow us to record the costs of these funds as part of the cost of construction projects.  AFUDC is calculated using a methodology authorized by the regulatory authorities.

The equity component of AFUDC, which is credited to Miscellaneous Income (Expense) — Net, for the years ended December 31, 2004, 2003, and 2002, was as follows:

	2004	2003	2002
	(in millions)

Cinergy	$1.6	$7.5	$12.9
CG&E and subsidiaries	0.5	2.7	0.4
PSI	1.1	4.8	12.5
ULH&P	—	0.2	0.8

The borrowed funds component of AFUDC, which is recorded on a pre-tax basis and is credited to Interest Expense, for the years ended December 31, 2004, 2003, and 2002, was as follows:

	2004	2003	2002
	(in millions)

Cinergy	$2.7	$5.7	$10.1
CG&E and subsidiaries	0.4	1.0	1.0
PSI	2.3	4.7	9.1
ULH&P	0.1	0.1	0.2

With the deregulation of CG&E’s generation assets, the AFUDC method is no longer used to capitalize the cost of funds used during generation-related construction at CG&E.  See (iii) for a discussion of capitalized interest.  The equity and borrowed funds components of AFUDC have decreased from 2004 as compared to 2003 and 2002.  The majority of PSI’s projects are being recovered through a construction work in progress (CWIP) tracker.  Once CWIP projects are approved and included in the CWIP tracking mechanism, the costs of funds are no longer accrued on the project.

(iii)         Capitalized Interest

Cinergy capitalizes interest costs for non-regulated construction projects in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost (Statement 34).  The primary differences from AFUDC are that the Statement 34 methodology does not include a component for equity funds and does not emphasize short-term borrowings over long-term borrowings.  Capitalized interest costs, which are recorded on a pre-tax basis, for the years ended December 31, 2004, 2003, and 2002, were as follows:

	2004	2003	2002
	(in millions)

Cinergy	$4.5	$7.9	$7.3
CG&E and subsidiaries	4.1	7.7	7.3

(i)                                    Impairments

(i)      Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  So long as an asset or group of assets is not held for sale, the determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets.  If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value.  Once assets are classified as held for sale, the comparison of undiscounted cash flows to carrying value is disregarded and an impairment loss is recognized for any amount by which the carrying value exceeds the fair value of the assets less cost to sell.

(ii)     Unconsolidated Investments

We evaluate the recoverability of investments in unconsolidated subsidiaries when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired.  An investment is considered impaired if the fair value of the investment is less than its carrying value.  We only recognize an impairment loss when an impairment is considered to be other than temporary.  We consider an impairment to be other than temporary when a forecasted recovery up to the investment’s carrying value is not expected for a reasonable period of time.  We evaluate several factors, including but not limited to our intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity’s historical and projected financial performance, when determining whether or not an impairment is other than temporary.  Once an investment is considered other than temporarily impaired and an impairment loss is recognized (as Miscellaneous Income (Expense)-Net), the carrying value of the investment is not adjusted for any subsequent recoveries in fair value.  As of December 31, 2004, we do not have any material unrealized losses that are deemed to be temporary in nature.  See Note 15(a) for the amount of impairment charges incurred during the year.

(j)                                    Asset Retirement Obligations and Accrued Cost of Removal

In accordance with Statement 143, we recognize the fair value of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred and can be reasonably estimated.  The initial recognition of this liability is accompanied by a corresponding increase in property, plant, and equipment.  Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as Operation and maintenance expense).  Additional depreciation expense is recorded prospectively for any property, plant, and equipment increases.

We do not recognize liabilities for asset retirement obligations for which the fair value cannot be reasonably estimated.  CG&E and PSI have asset retirement obligations associated with river structures at certain generating stations.  However, the retirement date for these river structures cannot be reasonably estimated; therefore, the fair value of the associated liability currently cannot be estimated and no amounts are recognized in the financial statements.

CG&E’s transmission and distribution business, PSI, and ULH&P ratably accrue the estimated retirement and removal cost of rate regulated property, plant, and equipment when removal of the asset is considered likely, in accordance with established regulatory practices.  The accrued, but not incurred, balance for these costs is classified as Regulatory liabilities, under Statement 71, as previously disclosed in (c).  Effective with our adoption of Statement 143, on January 1, 2003, we do not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any of our non-regulated assets (including CG&E’s generation assets).  See (q)(iv) for a summary of cumulative effect adjustments.

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

Non-trading derivatives involve the physical delivery of energy and are therefore typically accounted for as accrual contracts, unless the contract does not qualify for the normal purchases and sales scope exception in Statement 133.  Accrual contracts are not adjusted for changes in fair value.

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

In October 2002, the EITF reached a consensus in EITF 02-3 to rescind EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).  EITF 98-10 permitted non-derivative contracts to be accounted for at fair value if certain criteria were met.  Effective with the adoption of EITF 02-3 on January 1, 2003, non-derivative contracts and natural gas held in storage that were previously accounted for at fair value were required to be accounted for on an accrual basis, with gains and losses on the transactions being recognized at the time the contract was settled.  See (q)(iv) for a summary of cumulative effect adjustments.

As a response to this discontinuance of fair value accounting, in June 2003, Cinergy began designating derivatives as fair value hedges for certain volumes of our natural gas held in storage.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified gas held in storage) are included in the Statements of Income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the gas held in storage on a quarterly basis.  Selected information on Cinergy’s hedge accounting activities was as follows:

	2004	2003
	(in millions)

Portion of gain (loss) on hedging instruments determined to be ineffective	$(2)	$—
Portion of gain on hedging instruments related to changes in time value excluded from assessment of ineffectiveness	28	5

Total included in Gas operating revenues	$26	$5

(ii)          Financial

In addition to energy marketing and trading, we use derivative financial instruments to manage exposure to fluctuations in interest rates.  We use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for variable-interest rate cash flows) and treasury locks (an agreement that fixes the yield or price on a specific treasury security for a specific period, which we sometimes use in connection with the issuance of fixed rate debt).  We account for such derivatives at fair value and assess the effectiveness of any such derivative used in hedging activities.

At December 31, 2004, the ineffectiveness of instruments that we have classified as cash flow hedges of variable-rate debt instruments was not material.  Reclassification of unrealized gains or losses on cash flow hedges of debt instruments from Accumulated other comprehensive income (loss) occurs as interest is accrued on the debt instrument.  The unrealized losses that will be reclassified as a charge to Interest Expense during the twelve-month period ending December 31, 2005, are not expected to be material.

(l)                                    Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142) in the first quarter of 2002.  Under the provisions of Statement 142, goodwill and other intangible assets with indefinite lives are not amortized.  Statement 142 requires that goodwill is assessed annually, or when circumstances indicate that the fair value of a reporting unit has declined significantly, by applying a fair-value-based test.  This test is applied at the “reporting unit” level, which is not broader than the current business segments discussed in Note 16.  Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so.

We finalized our transition impairment test in the fourth quarter of 2002 and recognized a non-cash impairment charge of approximately $11 million (net of tax) for goodwill related to certain of our international assets.  This amount is reflected in Cinergy’s Statements of Income as a cumulative effect adjustment, net of tax.  See (q)(iv) for a summary of cumulative effect adjustments.

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

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109), requires an asset and liability approach for financial accounting and reporting of income taxes.  The tax effects of differences between the financial reporting and tax basis of accounting are reported as Deferred income tax assets or liabilities in our Balance Sheets and are based on currently enacted income tax rates.  We evaluate quarterly the realizability of our deferred tax assets by assessing our valuation allowance and adjusting the amount of such allowance, if necessary.

Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reporting purposes.  These deferred investment tax credits are being amortized over the useful lives of the property to which they are related.  For a further discussion of income taxes, see Note 10.

(n)                                 Contingencies

In the normal course of business, Cinergy, CG&E, PSI, and ULH&P are subject to various regulatory actions, proceedings, and lawsuits related to environmental, tax, or other legal matters.  We reserve for these potential contingencies when they are deemed probable and reasonably estimable liabilities.  We believe that the amounts provided for in our financial statements are adequate.  However, these amounts are estimates based upon assumptions involving judgment and therefore actual results could differ.  For further discussion of contingencies, see Note 11.

(o)                                  Pension and Other Postretirement Benefits

Cinergy provides benefits to retirees in the form of pension and other postretirement benefits.  Our reported costs of providing these pension and other postretirement benefits are developed by actuarial valuations and are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.  Changes made to the provisions of the plans may impact current and future pension costs.  Pension costs associated with Cinergy’s defined benefit plans are impacted by employee demographics, the level of contributions we make to the plan, and earnings on plan assets.  These pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.  Changes in pension obligations associated with the previously discussed factors are not immediately recognized as pension costs on the Statements of Income but are deferred and amortized in the future over the average remaining service period of active plan participants to the extent they exceed certain thresholds prescribed by Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (Statement 87).

Other postretirement benefit costs are impacted by employee demographics, per capita claims costs, and health care cost trend rates and may also be affected by changes in key actuarial assumptions, including the discount rate used in determining the accumulated postretirement benefit obligation (APBO).  Changes in postretirement benefit obligations associated with these factors are not immediately recognized as postretirement benefit costs but are deferred and amortized in the future over the average remaining service period of active plan participants to the extent they exceed certain thresholds prescribed by Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (Statement 106).

Cinergy reviews and updates its actuarial assumptions for its pension and postretirement benefit plans on an annual basis, unless plan amendments or other significant events require earlier remeasurement at an interim period.  For additional information on pension and other postretirement benefits, see Note 9.

(p)                                  Stock-Based Compensation

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), for all employee awards granted or with terms modified on or after January 1, 2003.  Prior to 2003, we had accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  See Note 2(c) for further information on our stock-based compensation plans.  The impact on our Net Income and earnings per common share (EPS) if the fair value based method had been applied to all outstanding and unvested awards in each period was not material.  In December 2004, the FASB issued a revision of Statement 123 entitled Share-Based Payment.  See (q)(ii) for further information.

(q)                                  Accounting Changes

(i)      Consolidation of VIEs

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46), which significantly changed the consolidation requirements for traditional special purpose entities (SPE) and certain other entities subject to its scope.  This interpretation defines a VIE as (a) an entity that does not have sufficient equity to support its activities without additional financial support or (b) any entity that has equity investors that do not have substantive voting rights, do not absorb first dollar losses, or receive residual returns.  These entities must be consolidated whenever Cinergy would be anticipated to absorb greater than 50 percent of the losses or receive greater than 50 percent of the returns.

In accordance with its two stage adoption guidance, we implemented Interpretation 46 for traditional SPEs on July 1, 2003, and for all other entities, including certain operating joint ventures, as of March 31, 2004.  The consolidation of certain operating joint ventures as of March 31, 2004, did not have a material impact on our financial position or results of operations.

On July 1, 2003, Interpretation 46 required us to consolidate two SPEs that have individual power sale agreements with Central Maine Power Company (CMP).  Further, we were no longer permitted to consolidate a trust that was established by Cinergy Corp. in 2001 to issue approximately $316 million of combined preferred trust securities and stock purchase contracts.  Prior period financial statements were not restated for these changes.  For further information on the accounting for these entities see Notes 3(a) and (b).

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

(ii)     Share-Based Payment

In December 2004, the FASB issued a replacement of Statement 123, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R).  This standard will require accounting for all stock-based compensation arrangements under the fair value method in addition to other provisions.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement 148, for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various stock-based compensation plans other than stock options.  We are in the process of evaluating the impact of this new standard on these plans.  Cinergy will adopt Statement 123R on July 1, 2005.

(iii)   Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  In December 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  The staff position allows additional time for an entity to evaluate the effect of the legislation on its plan for repatriation of foreign earnings for purposes of applying Statement 109.  Cinergy will complete its evaluation of the effects of the provision on its plan for repatriation of foreign earnings in 2005.

(iv)    Cumulative Effect of Changes in Accounting Principles, Net of Tax

In 2003, Cinergy, CG&E, and PSI recognized Cumulative effect of changes in accounting principles, net of tax as a result of the reversal of accrued cost of removal for non-regulated generating assets in conjunction with the adoption of Statement 143 and the change in accounting for certain energy related contracts from fair value to accrual in accordance with the rescission of EITF 98-10.  In 2002, Cinergy recognized a Cumulative effect of a change in accounting principle, net of tax loss as a result of the valuation and impairment of goodwill with the implementation of Statement 142.  The following table summarizes these cumulative effect adjustments and their related tax effects.

	Year to Date December 31
	2003			2002
	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
	(in millions)
Cinergy(1)
Goodwill impairment (Statement 142 adoption)	$—	$—	$—	$(11)	$—	$(11)
Rescission of EITF 98-10 (EITF 02-3 adoption)	(20)	8	(12)	—	—	—
Asset retirement obligation (Statement 143 adoption)	64	(25)	39	—	—	—
	$44	$(17)	$27	$(11)	$—	$(11)
CG&E
Rescission of EITF 98-10 (EITF 02-3 adoption)	$(13)	$5	$(8)	$—	$—	$—
Asset retirement obligation (Statement 143 adoption)	64	(25)	39	—	—	—
	$51	$(20)	$31	$—	$—	$—
PSI
Rescission of EITF 98-10 (EITF 02-3 adoption)	$(1)	$0.5	$(0.5)	$—	$—	$—
	$(1)	$0.5	$(0.5)	$—	$—	$—

(1)	The results of Cinergy also include amounts related to non-registrants.

(r)                                  Translation of Foreign Currency

We translate the assets and liabilities of foreign subsidiaries, whose functional currency (generally, the local currency of the country in which the subsidiary is located) is not the United States dollar, using the appropriate exchange rate as of the end of the year.  We translate income and expense items using the average exchange rate prevailing during the month the respective transaction occurs.  We record translation gains and losses in Accumulated other comprehensive income (loss), which is a component of common stock equity.  When a foreign subsidiary is sold, the cumulative translation gain or loss as of the date of sale is removed from Accumulated other comprehensive income (loss) and is recognized as a component of the gain or loss on the sale of the subsidiary in our Statements of Income.

(s)                                  Related Party Transactions

CG&E, PSI, and ULH&P engage in related party transactions.  These transactions, which are eliminated upon consolidation, are generally performed at cost and in accordance with the SEC regulations under the PUHCA and the applicable state and federal commission regulations.  The Balance Sheets of our utility operating companies reflect amounts payable to and/or receivable from related parties as Accounts payable to affiliated companies and Accounts receivable from affiliated companies.  The significant related party transactions are disclosed below.

(i)           Services

Services provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services in accordance with agreements approved by the SEC under the PUHCA.  The costs of these services are charged to our companies on a direct basis, or for general costs which cannot be directly attributed, based on predetermined allocation factors, including the following ratios:

•                    sales;

•                    electric peak load;

•                    number of employees;

•                    number of customers; and

•                    construction expenditures.

These costs were as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(in millions)

CG&E and subsidiaries	$286	$219	$206
PSI	230	193	190
ULH&P	21	22	23

During 2002 and 2003, Cinergy Power Generation Services, LLC (Generation Services) supplied electric production-related construction, operation and maintenance services to certain of our subsidiaries pursuant to agreements approved by the SEC under the PUHCA.  CG&E and subsidiaries received services from Generation Services in the amounts of $96 million and $104 million for the years ended December 31, 2003 and 2002, respectively.  PSI received services in the amounts of $55 million and $58 million for the years ended December 31, 2003 and 2002, respectively.  Effective January 1, 2004, these services are now provided by Services and/or directly by CG&E and PSI as all Generation Services employees were transferred to other affiliated corporations.

(ii)          Purchased Energy

ULH&P purchases energy from CG&E pursuant to a contract effective January 1, 2002, which was approved by the FERC and the Kentucky Public Service Commission (KPSC).  This five-year agreement is a negotiated fixed-rate contract with CG&E.  ULH&P purchased energy from CG&E for resale in the amounts of $162 million, $155 million, and $160 million for the years ended December 31, 2004, 2003, and 2002, respectively.  These amounts are reflected in the Statements of Income for ULH&P as Electricity purchased from parent company for resale.  For information on the proposed transfer of generating assets to ULH&P and the effect it will have on purchased energy see Note 19.

PSI and CG&E purchase energy from each other under a federal and state approved joint operating agreement.  These sales and purchases are reflected in the Statements of Income of PSI and CG&E as Electric operating revenues and Fuel, emission allowances, and purchased power expense and were as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(in millions)

CG&E
Electric operating revenues	$48	$63	$59
Purchased power(1)	80	74	43
PSI
Electric operating revenues	80	74	43
Purchased power(1)	48	63	59

(1) Includes intercompany purchases that are presented net in accordance with EITF 02-3.

To supplement native load requirements, CG&E and PSI have, from time to time, purchased peaking power from Cinergy Capital & Trading, Inc. (Capital & Trading), an indirect wholly-owned subsidiary of Cinergy Corp., under the terms of a wholesale market-based tariff.  There were no purchases in 2004.  For the year ended December 31, 2003, payments under this contract totaled approximately $5 million for CG&E.  For the year ended December 31, 2002, payments under this contract for CG&E and PSI totaled approximately $27 million and $28 million, respectively.  For PSI, certain of these amounts were deferred and have subsequently been recovered.

CG&E and PSI have an agreement with Marketing & Trading to purchase gas for certain gas-fired peaking plants.  Purchases under this agreement were approximately $4 million, $6 million, and $9 million for CG&E and $37 million, $20 million, and $5 million for PSI for the years ended December 31, 2004, 2003, and 2002, respectively.  The amounts are reflected in the Statements of Income of CG&E and PSI as Fuel, emission allowances, and purchased power expense.

(iii)         Other

CG&E and ULH&P enter into various agreements with Marketing & Trading to manage their interstate pipeline transportation, storage capacity, and gas supply contracts.  Under the terms of these agreements, Marketing & Trading is obligated to deliver natural gas to meet CG&E’s and ULH&P’s requirements.  Payments under these agreements for the years ended December 31, 2004, 2003 and 2002 were approximately $480 million, $413 million and $40 million for CG&E and subsidiaries, and $79 million, $78 million and $7 million for ULH&P.  These amounts are recorded in the Statements of Income for CG&E and ULH&P as Gas purchased expense.  Certain of these amounts for CG&E and ULH&P have been deferred for future recovery.  In addition, certain of these amounts for CG&E are presented net in Gas operating revenues in accordance with EITF 02-3.

In 2004, CG&E and PSI purchased emission allowances from each other under a federal and state approved joint operating agreement.  These purchases, which totaled approximately $11 million and $36 million for CG&E and PSI, respectively, are reflected in the emission allowances inventories of both CG&E and PSI.

In February 2003, PSI acquired gas-fired peaking plants in Henry County, Indiana and Butler County, Ohio from two non-regulated affiliates.  For a further discussion on the transfer of these generating assets see Note 19.

Cinergy Corp., Services, and our utility operating companies participate in a money pool arrangement to better manage cash and working capital requirements.  These amounts are reflected in Notes payable to affiliated companies and Notes receivable from affiliated companies on the Balance Sheets of our utility operating companies.  For a further discussion on the money pool agreement see Note 5.

2.              Common Stock

(a)                                  Changes In Common Stock Outstanding

The following table reflects information related to shares of Cinergy Corp. common stock issued for stock-based plans.

	Shares Authorized for Issuance under Plan		Number of Shares Available for Future Issuance(2)	Shares Used to Grant or Settle Awards
				2004	2003	2002

Cinergy Corp. 1996 Long-Term Incentive Compensation Plan (LTIP)	14,500,000		3,122,900	1,729,679	1,742,046	674,005

Cinergy Corp. Stock Option Plan (SOP)	5,000,000		1,318,500	393,523	421,611	870,867

Cinergy Corp. Employee Stock Purchase and Savings Plan	2,000,000		1,482,664	—	168,756	4,912

Cinergy Corp. UK Sharesave Scheme	75,000		62,200	7,313	3,364	8,878

Cinergy Corp. Retirement Plan for Directors	175,000	(1)	—	5,909	5,602	1,768

Cinergy Corp. Directors’ Equity Compensation Plan	75,000		41,034	1,095	3,824	196

Cinergy Corp. Directors’ Deferred Compensation Plan	200,000		103,234	5,388	25,826	—

Cinergy Corp. 401(k) Plans	6,469,373	(1)	2,785,258	1,174,600	1,544,900	964,615

Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan	3,000,000	(1)	1,035,551	627,205	679,301	657,943

Cinergy Corp. 401(k) Excess Plan	100,000	(1)	—	—	—	—

(1)	Plan does not contain an authorization limit. The number of shares presented reflects amounts registered with the SEC as of December 31, 2004.
(2)	Shares available exclude the number of shares to be issued upon exercise of outstanding options, warrants, and rights.

We retired 829,575 shares of common stock in 2004, 519,976 shares in 2003, and 422,908 shares in 2002, mainly representing shares tendered as payment for the exercise of previously granted stock options.

In February 2002, Cinergy Corp. issued 6.5 million shares of common stock with net proceeds of approximately $200 million which were used to reduce short-term debt and for other general corporate purposes.

In January 2003, Cinergy Corp. filed a registration statement with the SEC with respect to the issuance of common stock, preferred stock, and other securities in an aggregate offering amount of $750 million.  In February 2003, Cinergy sold 5.7 million shares of Cinergy Corp. common stock with net proceeds of approximately $175 million under this registration statement.  The net proceeds from the transaction were used to reduce short-term debt of Cinergy Corp. and for other general corporate purposes.  In December 2004, Cinergy Corp. issued 6.1 million shares of common stock with net proceeds of approximately $247 million, which were used to reduce short-term debt.

In January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock pursuant to certain stock purchase contracts that were issued as a component of combined securities in December 2001.  Net proceeds from the transaction of approximately $316 million were used to reduce short-term debt.  See Note 3(b) for further discussion of the securities.

Cinergy Corp. owns all of the common stock of CG&E and PSI.  All of ULH&P’s common stock is held by CG&E.

(b)                                  Dividend Restrictions

Cinergy Corp.’s ability to pay dividends to holders of its common stock is principally dependent on the ability of CG&E and PSI to pay Cinergy Corp. dividends on their common stock.  Cinergy Corp., CG&E, and PSI cannot pay dividends on their common stock if their respective preferred stock dividends or preferred trust dividends are in arrears.  The amount of common stock dividends that each company can pay is also limited by certain capitalization and earnings requirements under CG&E’s and PSI’s credit instruments.  Currently, these requirements do not impact the ability of either company to pay dividends on its common stock.

(c)                                  Stock-based Compensation Plans

We currently have the following stock-based compensation plans:

•       LTIP;

•       SOP;

•       Employee Stock Purchase and Savings Plan;

•       UK Sharesave Scheme;

•       Retirement Plan for Directors;

•       Directors’ Equity Compensation Plan;

•       Directors’ Deferred Compensation Plan;

•       401(k) Plans; and

•       401(k) Excess Plan.

The LTIP, the SOP, the Employee Stock Purchase and Savings Plan, 401(k) Plans, and the 401(k) Excess Plan are discussed below.  The activity in 2004, 2003, and 2002 for the remaining stock-based compensation plans was not significant.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement 148, for all employee awards granted or with terms modified on or after January 1, 2003.  Prior to 2003, we had accounted for our stock-based compensation plans using the intrinsic value method under APB 25.  See Note 1(p) for additional information on costs we recognized related to stock-based compensation plans.  Effective July 1, 2005, Cinergy will adopt Statement 123R.  See Note 1(q)(ii) for additional information regarding this new accounting standard.

(i)           LTIP

Under this plan, certain key employees may be granted incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, dividend equivalents, phantom stock, the opportunity to earn performance-based shares and certain other stock-based awards.  Stock options are granted to participants with an option price equal to or greater than the fair market value on the grant date, and generally with a vesting period of three years.  The vesting period begins on the grant date and all options expire within 10 years from that date.

Historically, the performance-based shares have been paid 100 percent in the form of common stock.  In order to maintain market competitiveness with respect to the form of LTIP awards and to ensure continued compliance with internal guidelines on common share dilution, in 2003, the Compensation Committee of the Cinergy Corp. Board of Directors approved the future payment of performance-based share awards 50 percent in common stock and 50 percent in cash.  As a result, the expected cash payout portion of the performance shares is reported in Current Liabilities - Other and Non-Current Liabilities - Other.

Entitlement to performance-based shares is based on Cinergy’s total shareholder return (TSR) over designated Cycles as measured against a pre-defined peer group.  Target grants of performance-based shares were made for the following Cycles:

Cycle	Grant Date	Performance Period	Target Grant of Shares
			(in thousands)

VII	1/2003	2003-2005	411
VIII	1/2004	2004-2006	404
IX	1/2005	2005-2007	395

Participants may earn additional performance shares if Cinergy’s TSR exceeds that of the 55th percentile of the TSR of its peer group.  For the three-year performance period ended December 31, 2004 (Cycle VI), approximately 634,000 shares (including dividend equivalent shares) were earned, based on our relative TSR.

(ii)          SOP

The SOP is designed to align executive compensation with shareholder interests.  Under the SOP, incentive and non-qualified stock options, SARs, and SARs in tandem with stock options may be granted to key employees, officers, and outside directors.  The activity under this plan has predominantly consisted of the grant of stock options.  Options are granted with an option price equal to the fair market value of the shares on the grant date.  Options generally vest over five years at a rate of 20 percent per year, beginning on the grant date, and expire 10 years from the grant date.  As of October 2004, no additional incentive stock options may be granted under the plan.

(iii)         Employee Stock Purchase and Savings Plan

The Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature.  The last offering period began May 1, 2001, and ended June 30, 2003, with 168,101 shares purchased and the remaining cash distributed to the respective participants.  The purchase price for all shares under this offering was $32.78.

Activity for 2004, 2003, and 2002 for the LTIP, SOP, and Employee Stock Purchase and Savings Plan is summarized as follows:

	LTIP and SOP		Employee Stock Purchase and Savings Plan(1)
	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price

Balance at December 31, 2001	7,447,778	$27.63	278,325	$32.78

Options granted(2)	1,241,200	32.27	—	—
Options exercised	(1,308,738)	23.96	(4,912)	32.78
Options forfeited	(18,540)	31.57	(55,243)	32.78

Balance at December 31, 2002	7,361,700	29.06	218,170	32.78

Options granted(2)	897,100	34.30	—	—
Options exercised	(1,630,046)	24.89	(168,101)	32.78
Options forfeited	(59,300)	30.51	(50,069)	32.78

Balance at December 31, 2003	6,569,454	30.79	—	$—

Options granted(2)	739,200	38.79
Options exercised	(1,950,570)	26.41
Options forfeited	(32,700)	35.95

Balance at December 31, 2004	5,325,384	$33.35

Options Exercisable(3):
At December 31, 2002	3,744,420	$28.98
At December 31, 2003	3,700,346	$29.52
At December 31, 2004	2,706,876	$32.01

(1)	Shares were not offered after June 30, 2003.
(2)	Options were not granted under the SOP during 2004, 2003, or 2002.
(3)	The options under the Employee Stock Purchase and Savings Plan are generally only exercisable at the end of the offering period.

The weighted average fair value of options granted under the LTIP was $5.65 in 2004, $4.96 in 2003, and $4.95 in 2002.  The fair values of options granted were estimated as of the grant date using the Black-Scholes option-pricing model and the following assumptions:

	LTIP
	2004		2003		2002

Risk-free interest rate	3.35%		3.02%		3.92%
Expected dividend yield	4.97%		5.34%		5.66%
Expected life	5.33	yrs.	5.35	yrs.	5.42	yrs.
Expected volatility	24.47%		26.15%		26.45%

Price ranges, along with certain other information, for options outstanding under the combined LTIP and SOP plans at December 31, 2004, were as follows:

			Outstanding			Exercisable
Exercise Price Range			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price

$23.66	-	$33.64	2,315,346	$29.59	6.00 yrs.	1,264,238	$27.42
$33.88	-	$36.88	2,061,638	$35.09	5.90 yrs.	1,233,938	$35.60
$37.82	-	$39.65	948,400	$38.74	7.68 yrs.	208,700	$38.59

(iv)    401(k) Plans

We sponsor 401(k) employee retirement plans that cover substantially all United States employees.  Employees can contribute up to 50 percent of pre-tax base salary (subject to Internal Revenue Service (IRS) limits) and up to 15 percent of after-tax base salary.  We make matching contributions to these plans in the form of Cinergy Corp. common stock, contributing 100 percent of the first three percent of an employee’s pre-tax contributions plus 50 percent of the next two percent of an employee’s pre-tax contributions, and we have the discretion to make incentive matching contributions based on Cinergy’s net income.  Employees are immediately vested in both their contributions and our matching contributions.

Cinergy’s, CG&E’s, and PSI’s matching contributions for the years ended December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
		(in millions)

Cinergy(1)	$20	$18	$19
CG&E and subsidiaries	5	3	3
PSI	4	4	3

(1)	The results of Cinergy also include amounts related to non-registrants.

Effective January 1, 2003, each Cinergy employee whose pension benefit is determined using a cash balance formula is also eligible to receive an annual deferred profit sharing contribution, calculated as a percentage of that employee’s total pension eligible earnings.  The deferred profit sharing contribution made by Cinergy is based on the corporate net income performance level for the year, and is made to the 401(k) plans in the form of Cinergy Corp. common stock.  Each year’s contribution must remain invested in Cinergy Corp. common stock for a minimum of three years, or until an employee reaches age 50.  Employees age 50 or older may transfer their benefit from Cinergy Corp. common stock into another investment option offered under our 401(k) plans.  Employees vest in their benefit upon reaching three years of service, or immediately upon reaching age 65 while employed.  Cinergy has recorded approximately $2.4 million and $1.5 million, respectively, of profit sharing contribution costs for the years ended December 31, 2004 and December 31, 2003.

(v)     401(k) Excess Plan

The 401(k) Excess Plan is a non-qualified deferred compensation plan for a select group of Cinergy management and other highly compensated employees.  It is a means by which these employees can defer additional compensation, and receive company matching contributions, provided they have already contributed the maximum amount (pursuant to the anti-discrimination rules for highly compensated employees) under the qualified 401(k) Plans.  All funds deferred are held in a rabbi trust administered by an independent trustee.

3.              Variable Interest Entities

(a)                                  Power Sale SPEs

In accordance with Interpretation 46, we consolidate two SPEs that have individual power sale agreements with CMP for approximately 45 megawatts (MW) of capacity, ending in 2009, and 35 MW of capacity, ending in 2016.  In addition, these SPEs have individual power purchase agreements with Capital & Trading to supply the power.  Capital & Trading also provides various services, including certain credit support facilities.  Upon the initial consolidation of these two SPEs on July 1, 2003, approximately $239 million of notes receivable, $225 million of non-recourse debt, and miscellaneous other assets and liabilities were included on Cinergy’s Balance Sheets.  The debt was incurred by the SPEs to finance the buyout of the existing power contracts that CMP held with the former suppliers.  The cash flows from the notes receivable are designed to repay the debt.  Notes 4 and 8 provide additional information regarding the debt and the notes receivable, respectively.

(b)                                  Preferred Trust Securities

In December 2001, Cinergy Corp. issued approximately $316 million notional amount of combined securities consisting of (a) 6.9 percent preferred trust securities, due February 2007, and (b) stock purchase contracts obligating the holders to purchase between 9.2 and 10.8 million shares of Cinergy Corp. common stock by February 2005.  A $50 preferred trust security and stock purchase contract were sold together as a single security unit (Unit).  The preferred trust securities were issued through a trust whose common stock is 100 percent owned by Cinergy Corp. The stock purchase contracts were issued directly by Cinergy Corp.  The trust loaned the proceeds from the issuance of the securities to Cinergy Corp. in exchange for a note payable to the trust that was eliminated in consolidation.  The proceeds of $306 million, which is net of approximately $10 million of issuance costs, were used to pay down Cinergy Corp.’s short-term indebtedness.  In January and February 2005, certain holders settled the stock purchase contracts early and elected to remove the units from the remarketing.  In February 2005, the remaining preferred trust securities were successfully remarketed and the dividend rate was reset at 6.9 percent.  The preferred trust securities will mature in February 2007.  To settle the stock purchase contracts, Cinergy Corp. issued 9.2 million shares of common stock at the ceiling price of $34.40 per share as the market price of the stock exceeded the ceiling price of the contract.  Net proceeds of approximately $316 million were used to repay short-term indebtedness.

Each Unit continues to receive quarterly cash payments of 6.9 percent per annum of the notional amount, which represents a preferred trust security dividend.  Each Unit received quarterly cash payments of 2.6 percent per annum of the notional amount, which represented principal and interest on the stock purchase contracts.  These payments ceased upon delivery of the shares in January and February 2005.  The trust’s ability to pay dividends on the preferred trust securities is solely dependent on its receipt of interest payments from Cinergy Corp. on the note payable.  However, Cinergy Corp. has fully and unconditionally guaranteed the preferred trust securities.

As of July 1, 2003, we no longer consolidate the trust that was established to issue the preferred trust securities.  The preferred trust securities are no longer included in Cinergy Corp.’s Balance Sheets.  In addition, the note payable owed to the trust, which has a current carrying value of $322 million, is included in Long-term debt.

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

The key assumptions used in measuring the retained interests are as follows (all amounts are averages of the assumptions used in sales during the period):

	Cinergy		CG&E and subsidiaries		PSI		ULH&P
	2004	2003	2004	2003	2004	2003	2004	2003
Anticipated credit loss rate	0.7%	0.6%	0.9%	0.8%	0.5%	0.5%	1.2%	1.0%
Discount rate on expected cash flows	3.8%	4.4%	3.8%	4.4%	3.8%	4.4%	3.8%	4.4%
Receivables turnover rate(1)	12.6%	12.8%	13.4%	13.6%	11.5%	11.8%	12.9%	13.2%

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

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the periods ending December 31, 2004 and 2003.

	2004
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

Receivables sold as of period end	$538	$339	$199	$54
Less: Retained interests	194	121	73	21

Net receivables sold as of period end	$344	$218	$126	$33

Purchased beneficial interest	$18	$—	$—	$—

Sales during period
Receivables sold	$3,895	$2,253	$1,642	$367
Loss recognized on sale	38	25	13	4

Cash flows during period
Cash proceeds from sold receivables	$3,835	$2,213	$1,622	$360
Collection fees received	2	2	—	—
Return received on retained interests	17	10	7	2

	2003
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

Receivables sold as of period end	$487	$310	$177	$50
Less: Retained interests	172	107	65	18

Net receivables sold as of period end	$315	$203	$112	$32

Purchased beneficial interest	$14	$—	$—	$—

Sales during period
Receivables sold	$3,681	$2,140	$1,541	$346
Loss recognized on sale	36	23	13	4

Cash flows during period
Cash proceeds from sold receivables	$3,601	$2,092	$1,509	$337
Collection fees received	2	2	—	—
Return received on retained interests	16	9	7	2

A decline in the long-term senior unsecured credit ratings of CG&E, PSI, or ULH&P below investment grade would result in a termination of the sale program and discontinuance of future sales of receivables, and could prevent Cinergy Receivables from borrowing additional funds from commercial paper conduits.

(d)                                  Other

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

In March 2003, PSI borrowed the proceeds from the Indiana Development Finance Authority’s issuance of $35 million of its Environmental Refunding Revenue Bonds, Series 2003, due April 1, 2022.  Interest was initially set at 1.05 percent and resets every 35 days by auction.  Because the holders cannot tender the bonds for purchase by the issuer while the Bonds are in the auction rate mode, PSI’s obligation is classified as Long-term debt.  Later in March 2003, the proceeds from this borrowing plus the interest income earned were used to cause the refunding of the $35 million principal amount outstanding of the City of Princeton, Indiana Pollution Control Revenue Refunding Bonds, 1997 Series.

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

Also, in June 2003, CG&E modified existing debt resulting in a $200 million principal amount 5.40% 2003 Series A Debenture with a 30-year maturity.  The effective interest rate is 6.90 percent.

In June 2003, CG&E also redeemed its $100 million 8.28% Junior Subordinated Debentures due July 1, 2025.

Cinergy adopted Interpretation 46 on July 1, 2003, as discussed in Note 1(q)(i).  The adoption of this new accounting principle had the following effects on long-term debt:

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

•                  Cinergy consolidated two SPEs effective July 1, 2003.  As a result, Cinergy has approximately $200 million of additional non-recourse debt as of December 31, 2004, comprised of two separate notes.

The first note, with a December 31, 2004 balance of $93 million bears an interest rate of 7.81 percent and matures in June 2009.  The second note, with a December 31, 2004 balance of $107 million, bears an interest rate of 9.23 percent and matures in November 2016.

In September 2003, PSI redeemed $56 million of its 5.93% Series B, Medium-term Notes at maturity.

In September 2003, PSI issued $400 million principal amount of its 5.00% Debentures due September 15, 2013 (effective interest rate of 5.20 percent).  Proceeds from this issuance were used for the early redemption at par of two subordinated promissory notes to Cinergy Corp. totaling $376 million, issued as consideration for two gas fired electric peaking facilities transferred from Cinergy Corp. to PSI in early 2003.  The remaining proceeds were used to reduce short-term indebtedness associated with general corporate purposes including funding capital expenditures related to construction projects and environmental compliance initiatives.

In October 2003, CG&E redeemed its $265.5 million First Mortgage Bonds, 7.20% due October 1, 2023.

In December 2003, ULH&P redeemed $20 million of its 6.11% Senior Debentures at maturity.

In February 2004, CG&E repaid at maturity $110 million of its 6.45% First Mortgage Bonds.

In April 2004, Cinergy Corp. repaid at maturity $200 million of its 6.125% Debentures.

In September 2004, Cinergy Corp. repaid at maturity $500 million of its 6.25% Debentures.

In November 2004, CG&E borrowed the proceeds from the Ohio Air Quality Development Authority’s issuance of $47 million principal amount of its State of Ohio Air Quality Development Revenue Bonds 2004 Series A and $47 million principal amount of its State of Ohio Air Quality Development Revenue Bonds 2004 Series B (for loans totaling $94 million), both due November 1, 2039.  Payment of principal and interest on the Bonds when due is insured by separate bond insurance policies issued by XL Capital Assurance.  The initial interest rate for both Series A and Series B was 1.92%.  The interest rates on Series A and Series B were initially reset on January 5, 2005 and January 12, 2005, respectively, and then every 35 days by auction thereafter.  Because the holders cannot tender the Bonds for purchase by the issuer while the Bonds are in the auction rate mode, these debt obligations are classified as Long-term debt.  CG&E is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing and installing certain solid waste disposal facilities comprising air quality facilities at Units 7 and 8 at CG&E’s majority-owned Miami Fort Generating Station (Miami Fort Station).

In December 2004, PSI borrowed the proceeds from the Indiana Development Finance Authority’s issuance of $77 million principal amount of its Environmental Revenue Bonds, Series 2004B and $77 million principal amount of its Environmental Revenue Bonds, Series 2004C, both due December 1, 2039 (for loans totaling $154 million).  Payment of principal and interest on the Bonds when due is insured by separate bond insurance policies issued by XL Capital Assurance.  The initial interest rate for Series 2004B was 1.80% and for Series 2004C was 1.85%.  The interest rates on both Series 2004B and Series 2004C were initially reset on January 11, 2005 and then every 35 days by auction thereafter.  Because the holders cannot tender the Bonds for purchase by the issuer while the Bonds are in the auction rate mode, these debt obligations are classified as Long-term debt.  PSI is using the proceeds from these borrowings to assist in the acquisition and construction of solid waste disposal facilities located at various generating stations in Indiana.

In December 2004, ULH&P issued $40 million principal amount of its 5.00% Debentures due December 15, 2014 (effective interest rate of 5.26%).  Proceeds from this issuance were used for general corporate purposes and the repayment of outstanding indebtedness.

The following table reflects the long-term debt maturities excluding any redemptions due to the exercise of call provisions or capital lease obligations.  Callable means we have the right to buy back a given security from the holder at a specified price before maturity.

Long-term Debt Maturities

	Cinergy(1)	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

2005(2)	$220	$150	$50	$—

2006	355	—	326	—

2007	726	100	266	—

2008	551	120	43	20

2009	270	20	223	20

Thereafter	2,376	1,240	976	55

Total	$4,498	$1,630	$1,884	$95

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

CG&E’s transmission and distribution assets of approximately $2.8 billion are subject to the lien of its first mortgage bond indenture.  The utility property of PSI is also subject to the lien of its first mortgage bond indenture.

As discussed previously, CG&E and PSI periodically borrowed proceeds from the issuance of tax exempt bonds for the purpose of funding the acquisition and construction of solid waste disposal facilities located at various generating stations in Indiana and Ohio.  Because some of these facilities have not commenced construction and others are not yet complete, proceeds from the borrowings have been placed in escrow with a trustee and may be drawn upon only as facilities are built and qualified costs incurred.  In the event any of the proceeds are not drawn, CG&E and PSI would eventually be required to return the unused proceeds to bondholders.  CG&E and PSI expect to draw down all of the proceeds over the next three years.

5.              Notes Payable and Other Short-term Obligations

Short-term obligations may include:

•                    short-term notes;

•                    variable rate pollution control notes;

•                    commercial paper; and

•                    money pool.

Short-term Notes

Short-term borrowings mature within one year from the date of issuance.  We primarily use unsecured revolving lines of credit and the sale of commercial paper for short-term borrowings.  A portion of Cinergy Corp.’s revolving lines is used to provide credit support for commercial paper and letters of credit.  When revolving lines are reserved for commercial paper or backing letters of credit, they are not available for additional borrowings.  The fees paid to secure short-term borrowings were immaterial during each of the years ended December 31, 2004, 2003, and 2002.

At December 31, 2004, Cinergy Corp. had $1.3 billion remaining unused and available capacity relating to its $2 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
	(in millions)

Five-year senior revolving	December 2009
Direct borrowing		$	$—	$
Commercial paper support			—

Total five-year facility(1)		1,000	—	1,000

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			676
Letter of credit support			12

Total three-year facility(2)		1,000	688	312

Total Credit Facilities		$2,000	$688	$1,312

(1)   In April 2004, Cinergy Corp. successfully placed a $500 million 364-day senior unsecured revolving credit facility which replaced the $600 million 364-day senior unsecured revolving credit facility that expired in April 2004. In December 2004, Cinergy Corp. successfully replaced the $500 million 364-day facility with a $1 billion five-year facility. CG&E and PSIeach have $500 million borrowing sublimits on this facility.

(2)   In April 2004, Cinergy Corp. successfully placed a $1 billion three-year senior unsecured revolving credit facility. This facility replaced the $400 million three-year senior unsecured revolving credit facility that was set to expire in May 2004.

In addition to revolving credit facilities, Cinergy Corp., CG&E, and PSI also maintain uncommitted lines of credit.  These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.  Cinergy Corp., CG&E, and PSI have established uncommitted lines of $40 million, $15 million, and $60 million, respectively, all of which remained unused as of December 31, 2004.

Variable Rate Pollution Control Notes

CG&E and PSI have issued certain variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes).  Because the holders of these notes have the right to have their notes redeemed on a daily, weekly, or monthly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy, CG&E, and PSI.  At December 31, 2004, Cinergy, CG&E and PSI had $273 million, $112 million and $136 million, respectively, outstanding in variable rate pollution control notes, classified as short-term debt.  ULH&P had no outstanding short-term pollution control notes.  Any short-term pollution control note borrowings outstanding do not reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

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

Also in August 2003, CG&E caused the remarketing by the Ohio Air Quality Development Authority of $12.1 million of its State of Ohio Air Quality Development Revenue Bonds 2001 Series A due August 1, 2033.  The remarketing affected the conversion from an unsecured one-year interest rate reset mode to a daily interest rate reset mode supported by a standby letter of credit.  The interest rate was initially set at 0.95 percent and will be reset daily going forward.  Because the holders of these notes have the right to have their notes redeemed on a daily basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and CG&E.

In December 2003, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $80.5 million of its Indiana Development Finance Authority Environmental Revenue Bonds due December 1, 2038.  The issuance consists of two $40.25 million tranches designated Series 2003A and Series 2003B.  The initial interest rate for both tranches was 1.27 percent and is reset weekly.  Proceeds from the borrowing are being used for the acquisition and construction of various solid waste disposal facilities located at various generating stations in Indiana.  The remaining funds are being held in escrow by an independent trustee and will be drawn down as the facilities are built.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations on the Balance Sheets of Cinergy and PSI.

In August 2004, PSI borrowed the proceeds from the issuance by the Indiana Development Finance Authority of $55 million principal amount of its Environmental Revenue Bonds, Series 2004A, due August 2039.  The initial interest rate for the bonds was 1.13 percent and is reset weekly.  Proceeds from the borrowing will be used for the acquisition and construction of various solid waste disposal facilities located at various generating stations in Indiana.  The funds are being held in escrow by an independent trustee and will be drawn upon as facilities are built.  Holders of these notes are entitled to credit enhancement in the form of a standby letter of credit which, if drawn upon, provides for the payment of both interest and principal on the notes.  Because the holders of these notes have the right to have their notes redeemed on a weekly basis, they are reflected in Notes payable and other short-term obligations on Cinergy’s and PSI’s Balance Sheets.

Commercial Paper

Cinergy Corp.’s commercial paper program is supported by Cinergy Corp.’s $2 billion revolving credit facilities.  The commercial paper program supports, in part, the short-term borrowing needs of CG&E and PSI and eliminates their need for separate commercial paper programs.  In September 2004, Cinergy Corp. expanded its commercial paper program from $800 million to a maximum outstanding principal amount of $1.5 billion.  As of December 31, 2004, Cinergy Corp. had $676 million in commercial paper outstanding.

Money Pool

Cinergy Corp., Services, and our utility operating companies participate in a money pool arrangement to better manage cash and working capital requirements.  Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement.  This surplus cash may be from internal or external sources.  The amounts outstanding under this money pool arrangement are shown as a component of Notes receivable from affiliated companies and/or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P.  Any money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies.

	December 31, 2004			December 31, 2003
	Established Lines	Outstanding	Weighted Average Rate	Established Lines	Outstanding	Weighted Average Rate
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines	$2,000	$—	—%	$1,000	$—	—%
Uncommitted lines(1)	40	—	—	40	—	—
Commercial paper(2)		676	2.45		146	1.18

Utility operating companies
Uncommitted lines(1)	75	—	—	75	—	—
Pollution control notes		248	2.43		193	1.37

Non-regulated subsidiaries
Revolving lines(3)	158	8	5.67	19	10	5.90
Short-term debt		2	4.50		2	4.80
Pollution control notes		25	2.30		—	—

Cinergy Total		$959	2.47%		$351	1.45%

CG&E and subsidiaries
Uncommitted lines(1)	$15	$—	—%	$15	—	—%
Pollution control notes		112	2.34		112	1.28
Money pool		180	2.38		49	1.11

CG&E Total		$292	2.36%		$161	1.23

PSI
Uncommitted lines(1)	$60	$—	—%	$60	$—	—%
Pollution control notes		136	2.49		81	1.48
Money pool		130	2.38		188	1.11

PSI Total		$266	2.44%		$269	1.22%

ULH&P
Money pool		$11	2.38%		$45	1.11%

ULH&P Total		$11	2.38%		$45	1.11%

(1) These facilities are not guaranteed sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance.

(2)   In September 2004, Cinergy Corp. increased its commercial paper program limit from $800 million to $1.5 billion. The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

(3) In December 2004, Cinergy Canada, Inc. successfully placed a $150 million three-year senior revolving credit facility.

In our credit facilities, Cinergy Corp. has covenanted to maintain:

•                    a consolidated net worth of $2 billion; and

•                    a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of CG&E’s $500 million sublimit under the $1 billion five-year credit facility, CG&E has covenanted to maintain:

•                    a consolidated net worth of $1 billion; and

•                    a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of PSI’s $500 million sublimit under the $1 billion five-year credit facility, PSI has covenanted to maintain:

•                    a consolidated net worth of $900 million; and

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

As discussed in Note 1(q)(i), long-term debt increased in the third quarter of 2003 resulting from the adoption of Interpretation 46.  The debt which was recorded as a result of this new accounting pronouncement did not cause Cinergy Corp. to be in breach of any covenants at the time of adoption.  As of December 31, 2004, Cinergy, CG&E, and PSI are in compliance with all of their debt covenants.

6.              Leases

(a)                                  Operating Leases

We have entered into operating lease agreements for various facilities and properties such as computer, communication and transportation equipment, and office space.  Total rental payments on operating leases for each of the past three years are detailed in the following table.  This table also shows future minimum lease payments required for operating leases with remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

	Lease Expense			Estimated Minimum Lease Payments
	2002	2003	2004	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)

Cinergy(1)	$64	$72	$85	$43	$36	$28	$18	$14	$27	$166
CG&E and subsidiaries	30	34	36	10	8	7	5	4	6	40
PSI	23	31	32	11	10	9	7	6	13	56
ULH&P	4	4	4	—	—	—	—	—	—	—

(1) The results of Cinergy also include amounts related to non-registrants.

(b)                                  Capital Leases

In each of the years 1999 through 2004, CG&E, PSI, and ULH&P entered into capital lease agreements to fund the purchase of gas and electric meters, and associated equipment.  The lease terms are for 120 months commencing with the date of purchase and contain buyout options ranging from 48 to 105 months.  It is our objective to own the meters and associated equipment indefinitely and the operating companies plan to exercise the buyout option at month 105.  As of December 31, 2004, Cinergy’s effective interest rate on capital lease obligations outstanding was 5.5 percent.  The meters and associated equipment are depreciated at the same rate as if owned by the operating companies.  CG&E, PSI, and ULH&P each recorded a capital lease obligation, included in Non-Current Liabilities-Other.

The total minimum lease payments and the present values for these capital lease items are shown below:

	Total Minimum Lease Payments
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in millions)

Total minimum lease payments(1)	$79	$49	$30	$11
Less: amount representing interest	(14)	(9)	(5)	(2)

Present value of minimum lease payments	$65	$40	$25	$9

(1) Annual minimum lease payments are immaterial.

7.                    Financial Instruments

(a)                                  Financial Derivatives

We have entered into financial derivative contracts for the purpose of managing financial instrument risk.

Our current policy of managing exposure to fluctuations in interest rates is to maintain approximately 30 percent of the total amount of outstanding debt in variable interest rate debt instruments.  In maintaining this level of exposure, we use interest rate swaps.  Under the swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and variable-rate interest amounts calculated on an agreed notional amount.  CG&E has an outstanding interest rate swap agreement that decreased the percentage of variable-rate debt.  Under the provisions of the swap, which has a notional amount of $100 million, CG&E pays a fixed-rate and receives a variable-rate through October 2007.  This swap qualifies as a cash flow hedge under the provisions of Statement 133.  As the terms of the swap agreement mirror the terms of the debt agreement that it is hedging, we anticipate that this swap will continue to be effective as a hedge.  Changes in fair value of this swap are recorded in Accumulated other comprehensive income (loss).  Cinergy Corp. had three interest rate swaps with a combined notional amount of $250 million which settled in September 2004.  These swaps qualified as fair value hedges under the provisions of Statement 133.

Treasury locks are agreements that fix the yield or price on a specified treasury security for a specified period, which we sometimes use in connection with the issuance of fixed-rate debt.  On September 23, 2002, CG&E issued $500 million principal amount senior unsecured debentures due September 15, 2012, with an interest rate of 5.70 percent.  In July 2002, CG&E executed a treasury lock with a notional amount of $250 million, which was designated as a cash flow hedge of 50 percent of the forecasted interest payments on this debt offering.  The treasury lock effectively fixed the benchmark interest rate (i.e., the treasury component of the interest rate, but not the credit spread) for 50 percent of the offering from July 2002 through the issuance date in order to reduce the exposure associated with treasury rate volatility.  With the issuance of the debt, the treasury lock was settled.  Given the use of hedge accounting, this settlement was reflected in other Accumulated other comprehensive income (loss) on an after-tax basis in the amount of $13 million, rather than a charge to net income.  This amount will be reclassified to Interest Expense over the 10-year life of the related debt as interest is accrued.

See Note 1(k)(ii) for additional information on financial derivatives.  In the future, we will continually monitor market conditions to evaluate whether to modify our use of financial derivative contracts to manage financial instrument risk.

(b)                                  Fair Value of Other Financial Instruments

The estimated fair values of other financial instruments were as follows (this information does not claim to be a valuation of the companies as a whole):

	December 31, 2004		December 31, 2003
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)

Cinergy(1)
First mortgage bonds and other long-term debt(2)	$4,448	$4,710	$4,971	$5,297

CG&E and subsidiaries
First mortgage bonds and other long-term debt(2)	$1,594	$1,641	$1,569	$1,582

PSI
First mortgage bonds and other long-term debt(2)	$1,874	$1,999	$1,720	$1,861

ULH&P
Other long-term debt	$94	$99	$55	$61

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

(i)      Trade Receivables and Physical Power Portfolio

Our concentration of credit risk with respect to trade accounts receivable from electric and gas retail customers is limited.  The large number of customers and diversified customer base of residential, commercial, and industrial customers significantly reduces our credit risk.  Contracts within the physical portfolio of power marketing and trading operations are primarily with traditional electric cooperatives and municipalities and other investor-owned utilities.  At December 31, 2004, we believe the likelihood of significant losses associated with credit risk in our trade accounts receivable or physical power portfolio is remote.

(ii)     Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of December 31, 2004, approximately 93 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s or Moody’s Investors Service is used; otherwise, Cinergy’s internal rating of the counterparty is used.  The remaining seven percent represents $59 million with counterparties rated non-investment grade.

As of December 31, 2004, CG&E had a concentration of trading credit exposure of approximately $45 million with two counterparties accounting for greater than 10 percent of CG&E’s total trading credit exposure.  These counterparties are rated investment grade.

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

8.              Notes Receivable

As discussed in Note 1(q)(i), Cinergy consolidated two previously unconsolidated SPEs effective July 1, 2003.  As a result, Cinergy has approximately $214 million and $231 million of additional notes receivable as of December 31, 2004 and 2003, respectively, comprised of two separate notes.

The first note, with a December 31, 2004 balance of $101 million and a December 31, 2003 balance of $118 million, bears an effective interest rate of 7.81 percent and matures in August 2009.  The second note, with a balance of $113 million as of December 31, 2004 and 2003, respectively, bears an effective interest rate of 9.23 percent and matures in December 2016.

The following table reflects the maturities of these notes as of December 31, 2004.

Notes Receivable Maturities
(in millions)

2005	$20
2006	22
2007	25
2008	29
2009	24
Thereafter	94

Total	$214

9.              Pension and Other Postretirement Benefits

Cinergy Corp. sponsors both pension and other postretirement benefit plans.

Our qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements.  During 2002, eligible Cinergy employees were offered the opportunity to make a one-time election, effective January 1, 2003, to either continue to have their pension benefit determined by the traditional defined benefit pension formula or to have their benefit determined using a cash balance formula.  A similar election was provided to certain union employees at a later time.

The traditional defined benefit program utilizes a final average pay formula to determine pension benefits.  These benefits are based on:

•                  years of participation;

•                  age at retirement; and

•                  the applicable average Social Security wage base.

Benefits are accrued under the cash balance formula based upon a percentage of pension eligible earnings plus interest.  In addition, participants with the cash balance formula may request a lump-sum cash payment upon termination of their employment, which may result in increased cash requirements from pension plan assets.  At the effective time of the election, benefits ceased accruing under the traditional defined benefit pension formula for employees who elected the cash balance formula.  There was no change to retirement benefits earned prior to the effective time of the election.  The pension benefits of all non-union and certain union employees hired after December 31, 2002 are calculated using the cash balance formula.  At December 31, 2004, approximately 80 percent of Cinergy’s employees remain in the traditional defined benefit program.

The introduction of the cash balance features to our defined benefit plans did not have a material effect on our financial position or results of operations.

Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.

Cinergy’s investment strategy with respect to pension assets is designed to achieve a moderate level of overall portfolio risk in keeping with our desired risk objective, which is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The portfolio’s target asset allocation is 60 percent equity and 40 percent debt with specified allowable ranges around these targets.  Within the equity segment, we are broadly diversified across domestic, developed international, and emerging market equities, with the largest concentration being domestic.  Further diversification is achieved through allocations to growth/value and small-, mid-, and large-cap equities.  Within the debt segment, we principally maintain separate “core plus” and “core” portfolios.  The “core plus” portfolio makes tactical use of the “plus” sectors (e.g., high yield, developed international, emerging markets, etc.) while the “core” portfolio is a domestic, investment grade portfolio.  In late 2004, Cinergy commenced the implementation of an alternative investment strategy in its investment program.  This strategy incorporates an investment in a fund of hedge funds in conjunction with an S&P 500 swaps and futures overlay program and will be classified as part of our large-cap United States equity allocation.  Other than the alternative investment strategy, the use of derivatives is currently limited to collateralized mortgage obligations and asset-backed securities.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

Cinergy uses a September 30 measurement date for its defined benefit pension plans.  The asset allocation at September 30, 2004 and 2003 by asset category was as follows:

	Percentage of Fair Value of Plan Assets at September 30
Asset Category	2004	2003

Equity securities(1)	62%	62%
Debt securities(2)	38%	38%

(1)   The portfolio’s target asset allocation is 60 percent equity with an allowable range of 50 percent to 70 percent.

(2)   The portfolio’s target asset allocation is 40 percent debt with an allowable range of 30 percent to 50 percent.

In addition, Cinergy Corp. sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors.  We began funding certain of these non-qualified plans through a rabbi trust in 1999.  This trust, which consists of equity (65 percent) and debt (35 percent) securities at December 31, 2004, is not restricted to the payment of plan benefits and therefore, not considered plan assets under Statement 87.  At December 31, 2004 and 2003, trust assets were approximately $10 million and $9 million, respectively, and are reflected in Cinergy’s Balance Sheets as Other investments.

In 2003 and 2002, Cinergy offered voluntary early retirement programs to certain individuals.  In accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88), Cinergy recognized expense of approximately $9 million and $39 million in 2003 and 2002, respectively.

Cinergy Corp. provides certain health care and life insurance benefits to retired United States employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.  Neither CG&E nor ULH&P pre-fund their obligations for these postretirement benefits.  In 1999, PSI began pre-funding its obligations through a grantor trust as authorized by the IURC.  This trust, which consists of equity (65 percent) and debt (35 percent) securities at December 31, 2004, is not restricted to the payment of plan benefits and therefore, not considered plan assets under Statement 106.  At December 31, 2004 and 2003, trust assets were approximately $71 million and $64 million, respectively, and are reflected in Cinergy’s Balance Sheets as Other investments.

Based on preliminary estimates, we expect 2005 contributions of $72 million for qualified pension benefits.  As discussed previously, we do not hold “plan assets” as defined by Statement 87 and Statement 106 for our non-qualified pension plans and other postretirement benefit costs, and therefore contributions are equal to the benefit payments presented in the following table.

The following estimated benefits payments, which reflect future service, are expected to be paid:

			Other
	Qualified Pension Benefits	Non-Qualified Pension Benefits	Postretirement Benefits
	(in millions)

2005	$77	$9	$25
2006	76	9	26
2007	77	9	27
2008	78	9	28
2009	80	11	29
Five years thereafter	443	56	162

Our benefit plans’ costs for the past three years included the following components:

	Qualified			Non-Qualified			Other
	Pension Benefits			Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions)

Service cost	$35	$31	$27	$5	$3	$3	$5	$4	$3
Interest cost	89	86	79	7	7	5	22	23	20
Expected return on plans’ assets	(81)	(81)	(86)	—	—	—	—	—	—
Amortization of transition (asset) obligation	(1)	(1)	(1)	—	—	—	1	3	5
Amortization of prior service cost	5	5	6	2	1	1	—	—	—
Recognized actuarial (gain) loss	2	—	(6)	2	2	1	8	5	1
Voluntary early retirement costs (Statement 88)	—	9	39	—	—	—	—	—	—
Net periodic benefit cost	$49	$49	$58	$16	$13	$10	$36	$35	$29

The net periodic benefit cost by registrant was as follows:

	Qualified			Non-Qualified			Other
	Pension Benefits			Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions)

Cinergy(1)	$49	$49	$58	$16	$13	$10	$36	$35	$29
CG&E and subsidiaries	15	10	7	1	1	1	9	9	7
PSI	13	12	12	1	1	1	20	18	15
ULH&P	1	1	2	—	—	—	1	1	—

(1)   The results of Cinergy also include amounts related to non-registrants.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2004 and 2003, and a statement of the funded status for both years.  Cinergy uses a September 30 measurement date for its defined benefit pension plans and other postretirement benefit plans.

					Other
	Qualified		Non-Qualified		Postretirement
	Pension Benefits		Pension Benefits		Benefits
	2004	2003	2004	2003	2004	2003
	(in millions)

Change in benefit obligation

Benefit obligation at beginning of period	$1,458	$1,315	$108	$98	$399	$343

Service cost	35	31	5	3	5	4
Interest cost	88	86	7	7	22	23
Amendments(1)	(1)	—	8	—	(24)	(3)
Actuarial (gain) loss	69	98	—	7	27	54
Benefits paid	(71)	(72)	(8)	(7)	(20)	(22)

Benefit obligation at end of period	1,578	1,458	120	108	409	399

Change in plan assets

Fair value of plan assets at beginning of period	877	757	—	—	—	—

Actual return on plan assets	98	118	—	—	—	—
Employer contribution	117	74	8	7	20	22
Benefits paid	(71)	(72)	(8)	(7)	(20)	(22)

Fair value of plan assets at end of period	1,021	877	—	—	—	—

Funded status	(557)	(581)	(120)	(108)	(409)	(399)

Unrecognized prior service cost	30	36	19	13	(2)	—
Unrecognized net actuarial loss	304	256	38	43	189	176
Unrecognized net transition (asset) obligation	—	(1)	—	—	4	27
Employer contribution	—	—	2	—	5	—

Accrued benefit cost at December 31	$(223)	$(290)	$(61)	$(52)	$(213)	$(196)

Amounts recognized in balance sheets

Accrued benefit liability	$(366)	$(366)	$(109)	$(101)	$(213)	$(196)
Intangible asset	30	22	19	13	—	—
Accumulated other comprehensive income (pre-tax)	113	54	29	36	—	—

Net recognized at end of period	$(223)	$(290)	$(61)	$(52)	$(213)	$(196)

(1)          For 2003, the Qualified Pension Benefits includes approximately $9 million of voluntary early retirement expenses in accordance with Statement 88, as previously discussed.

The accumulated benefit obligation for the qualified defined benefit pension plans was approximately $1,387 million and approximately $1,237 million for 2004 and 2003, respectively.  The accumulated benefit obligation for the non-qualified defined benefit pension plans was approximately $111 million and $102 million for 2004 and 2003, respectively.

The weighted-average assumptions used to determine benefit obligations were as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003

Discount rate	6.25%	6.25%	6.25%	6.25%	5.75%	6.25%
Rate of future compensation increase	4.00	4.00	4.00	4.00	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2004, 2003, and 2002 were as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%
Expected return on plans’ assets	8.50	9.00	9.25	N/A	N/A	N/A	N/A	N/A	3.00
Rate of future compensation increase	4.00	4.00	4.00	4.00	4.00	4.00	N/A	N/A	N/A

The calculation of Cinergy’s expected long-term rate of return is a two-step process.  Capital market assumptions (e.g., forecasts) are first developed for various asset classes based on underlying fundamental and economic drivers of performance.  Such drivers for equity and debt instruments include profit margins, dividend yields, and interest paid for use of capital.  Risk premiums for each asset class are then developed based on factors such as expected illiquidity, credit spreads, inflation uncertainty and country/currency risk.  Current valuation factors such as present interest and inflation rate levels underpin this process.

The assumptions are then modeled via a probability based multi-factor capital market methodology.  Through this modeling process, a range of possible 10-year annualized returns are generated for each strategic asset class.  Those returns falling at the 50th percentile are utilized in the calculation of Cinergy’s expected long-term rate of return.

The assumed health care cost trend rates were as follows:

	2004	2003

Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(in millions)

Effect on total of service and interest cost components	$4	$(3)
Effect on APBO	48	(43)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduced a prescription drug benefit to retirees as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is actuarially equivalent to the benefit provided by Medicare.  We believe that our coverage for prescription drugs is at least actuarially equivalent to the benefits provided by Medicare for most current retirees because our benefits for that group substantially exceed the benefits provided by Medicare, thereby allowing us to qualify for the subsidy.  We have accounted for the subsidy as a reduction of our APBO.  The APBO was reduced by approximately $17 million and will be amortized as an actuarial gain over future periods, thus reducing future benefit costs.  The impact on our 2004 net periodic benefit cost was not material.  Our accounting treatment for the subsidy is consistent with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In January 2004, Cinergy announced to employees the creation of a new retiree Health Reimbursement Account (HRA) option, which will impact the postretirement healthcare benefits provided by Cinergy.  HRAs are bookkeeping accounts that can be used to pay for qualified medical expenses after retirement.  The majority of employees had the opportunity during the Fall of 2004 to make a one-time election to remain in Cinergy’s current retiree healthcare program or to move to the new HRA option.  Approximately 40 percent of Cinergy’s employees elected the new HRA option.  The HRA option has no effect on current retirees receiving postretirement benefits from Cinergy.  As is the case under the current retiree health program, employees who participate in the HRA option, generally, will become eligible to receive their HRA benefit only upon retirement on or after the age of 50 with at least five years of service.  We expect that the impact of the new HRA option will not be material to our other postretirement benefit costs.

10.       Income Taxes

The following table shows the significant components of Cinergy’s, CG&E’s, PSI’s, and ULH&P’s net deferred income tax liabilities as of December 31:

	Cinergy(1)		CG&E and subsidiaries		PSI		ULH&P
	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions)

Deferred Income Tax Liability
Property, plant, and equipment	$1,706	$1,525	$971	$879	$656	$569	$63	$50
Unamortized costs of reacquiring debt	15	16	6	6	9	10	—	—
Deferred operating expenses and carrying costs	—	2	—	1	—	—	—	—
Purchased power tracker	4	4	—	—	4	4	—	—
RTC	194	204	194	204	—	—	—	—
Net energy risk management assets	51	10	5	10	—	—	—	—
Amounts due from customers-income taxes	39	47	28	26	11	22	2	4
Gasification services agreement buyout costs	86	86	—	—	86	86	—	—
Other	32	24	19	15	7	—	—	11

Total Deferred Income Tax Liability	2,127	1,918	1,223	1,141	773	691	65	65

Deferred Income Tax Asset
Unamortized investment tax credits	39	39	29	30	11	9	1	1
Accrued pension and other postretirement benefit costs	222	195	60	98	65	58	5	4
Net energy risk management liabilities	28	9	—	—	28	9	—	—
Deferred operating expenses and carrying costs	26	—	9	—	—	—	—	—
Rural Utilities Service obligation	27	28	—	—	27	28	—	—
Tax credit carryovers	121	47	—	—	—	—	—	—
Other	67	42	34	28	4	13	1	5

Total Deferred Income Tax Asset	530	360	132	156	135	117	7	10

Net Deferred Income Tax Liability	$1,597	$1,558	$1,091	$985	$638	$574	$58	$55

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

The following table summarizes federal and state income taxes charged (credited) to income for Cinergy, CG&E, PSI, and ULH&P:

	Cinergy(1)			CG&E and subsidiaries			PSI			ULH&P
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions)

Current Income Taxes
Federal	$78	$34	$16	$88	$84	$50	$52	$45	$71	$3	$1	$3
State	30	25	(4)	17	12	1	11	17	10	—	1	6
Total Current Income Taxes	108	59	12	105	96	51	63	62	81	3	2	9

Deferred Income Taxes
Federal
Depreciation and other property, plant, and equipment-related items	126	130	172	76	74	74	61	41	80	7	8	3
Pension and other postretirement benefit costs	(29)	23	(17)	—	10	(5)	(14)	7	(7)	—	—	—
Unrealized energy risk management transactions	26	6	9	13	5	2	1	1	(3)	—	—	—
Fuel costs	(48)	7	(23)	(27)	5	9	(21)	3	(32)	(1)	—	(1)
Purchased power tracker	4	(5)	2	5	—	—	(1)	(7)	2	—	—	—
Gasification services agreement buyout costs	—	(3)	(3)	—	—	—	—	(3)	(3)	—	—	—
Tax credit carryovers	(74)	(47)	—	—	—	—	—	—	—	—	—	—
Other-net	3	(40)	(14)	(7)	(20)	8	13	(8)	(8)	—	(2)	1

Total Deferred Federal Income Taxes	8	71	126	60	74	88	39	34	29	6	6	3

State	(4)	22	30	(1)	13	21	13	8	8	1	2	—

Total Deferred Income Taxes	4	93	156	59	87	109	52	42	37	7	8	3

Investment Tax Credits-Net	(8)	(8)	(8)	(5)	(5)	(5)	(3)	(3)	(3)	—	—	—

Total Income Taxes	$104	$144	$160	$159	$178	$155	$112	$101	$115	$10	$10	$12

(1)   The results of Cinergy also include amounts related to non-registrants.

Internal Revenue Code (IRC) Section 29 provides a tax credit (nonconventional fuel source credit) for qualified fuels produced and sold by a taxpayer to an unrelated person during the taxable year.  The nonconventional fuel source credit reduced current federal income tax expense approximately $98 million, $84 million, and $42 million for 2004, 2003, and 2002, respectively.  See Note 11(c)(iv) for further information on this tax credit.

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the federal income tax expense reported in the Statements of Income for Cinergy, CG&E, PSI, and ULH&P.

	Cinergy(1)			CG&E and subsidiaries			PSI			ULH&P
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions)

Statutory federal income tax provision	$167	$186	$186	$140	$158	$139	$89	$73	$109	$9	$9	$6
Increases (reductions) in taxes resulting from:
Amortization of investment tax credits	(8)	(8)	(8)	(5)	(5)	(5)	(3)	(3)	(3)	—	—	—
Depreciation and other property, plant, and equipment-related differences	8	4	—	4	1	1	4	4	(1)	—	(2)	—
Preferred dividend requirements of subsidiaries	1	1	1	—	—	—	—	—	—	—	—	—
Income tax credits	(97)	(84)	(42)	—	—	—	—	—	—	—	—	—
Foreign tax adjustments	4	5	3	—	—	—	—	—	—	—	—	—
Employee SOP dividend	(7)	(6)	(3)	—	—	—	—	—	—	—	—	—
Other-net	10	(1)	(3)	4	(1)	(2)	(2)	2	(8)	—	—	—

Federal Income Tax Expense	$78	$97	$134	$143	$153	$133	$88	$76	$97	$9	$7	$6

(1)   The results of Cinergy also include amounts related to non-registrants.

11.       Commitments and Contingencies

(a)                                  Environmental

(i)   Ozone Transport Rulemakings

In October 1998, the United States Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the nitrogen oxides (NOX) State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states.  The EPA’s final rule, which applies to 22 states in the eastern United States including the three states in which our electric utilities operate, required states to develop rules to reduce NOX emissions from utility and industrial sources.  In a related matter, in response to petitions filed by several states alleging air quality impacts from upwind sources located in other states, the EPA issued a rule pursuant to Section 126 of the Clean Air Act (CAA) that required reductions similar to those required under the NOX SIP Call.  Various states and industry groups challenged the final rules in the Court of Appeals for the District of Columbia Circuit, but the court upheld the key provisions of the rules.

The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the final NOX SIP Call, which includes Indiana, Kentucky, and Ohio.  All three states have adopted a cap and trade program as the mechanism to achieve the required reductions.  Cinergy, CG&E, and PSI have installed selective catalytic reduction units (SCR) and other pollution controls and implemented certain combustion improvements at various generating stations to comply with the NOX SIP Call.  Cinergy also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate.  We currently estimate that we will incur capital costs of approximately $23 million in addition to $777 million already incurred to comply with this program.

(ii)  Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards.  Depending on the EPA’s final disposition of the pending petition and its proposal discussed previously, Cinergy’s generating stations could become subject to requirements for additional sulfur dioxide (SO2) and NOX emissions reductions.  We expect a decision from the EPA on this matter by August 2005.  It is unclear at this time whether any additional reductions would be necessary beyond those required under the CAA.

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

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

(iv) Carbon Dioxide (CO2 ) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  Plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend these lawsuits vigorously in court and filed motions to dismiss with the other defendants in September 2004.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

(v)   Selective Catalytic Reduction Units at Gibson Generating Station

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern over an acid aerosol mist haze (plume) sometimes occurring in areas near the plant.  Portions of the plume from those units’ stacks appeared to break apart and descend to ground level at certain times under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management (IDEM), EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explored alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

(vi) Zimmer Generating Station (Zimmer Station) Lawsuit

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, Ohio laws against nuisance and common law nuisance.  CG&E filed a motion to dismiss the lawsuit on primarily procedural grounds and we intend to defend against these claims vigorously.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or result of operations.

(vii)        Manufactured Gas Plant (MGP) Sites

Coal tar residues, related hydrocarbons, and various metals have been found in at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).  The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The IDEM oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  The trial court issued a variety of rulings with respect to the claims and defenses in the litigation.  PSI appealed certain adverse rulings to the Indiana Court of Appeals and the appellate court remanded the case to the trial court.  PSI settled its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI is considering whether to appeal this decision.  At the present time, PSI cannot predict the outcome of this litigation if it were to appeal the decision.

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

(viii)       Asbestos Claims Litigation

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

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI received an adverse ruling in its initial appeal of the negligence claim verdict, but the Indiana Supreme Court accepted the transfer of the case and heard oral argument in June 2004.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

(b)                                  Regulatory

(i)   PSI Retail Electric Rate Case

In May 2004, the IURC issued an order approving PSI’s base retail electric rate case, and PSI implemented base retail electric rate changes to its tariffs.  When combined with revenue increases attributable to PSI’s environmental construction-work-in-progress tracking mechanism, the order results in an approximate $140 million increase in annual revenues.  PSI’s original request for an approximate $180 million annual revenue increase was reduced by approximately $20 million for a lower return on equity, approximately $15 million of assumed profits included in base rates related to off-system sales (subject to future adjustment through a tracking mechanism and a 50/50 sharing agreement), and approximately $5 million of additional items.  The order authorizes full recovery of all requested regulatory assets and an overall 7.3 percent return, including a 10.5 percent return on equity.  In addition, the IURC’s order provides PSI the continuation of a purchased power tracker and the establishment of new trackers for future NOX emission allowance costs and certain costs related to the Midwest Independent Transmission System Operator, Inc. (Midwest ISO).

(ii)  PSI Environmental Compliance Case

In November 2004, PSI filed a compliance plan case with the IURC seeking approval of PSI’s plan for complying with pending SO2, NOX, and mercury emission reduction requirements, including approval of cost recovery and an overall rate of return of eight percent related to certain projects.  PSI requested approval to recover the financing, depreciation, and operating and maintenance costs, among others, related to approximately $1.08 billion in capital projects designed to reduce emissions of SO2, NOX, and Mercury at PSI’s coal burning generating stations.  An evidentiary hearing is scheduled for April 2005 and a final IURC Order is expected in the third quarter of 2005.

(iii) CG&E Electric Rate Filings

CG&E made multiple rate filings in 2003 with the PUCO seeking approval of CG&E’s methodology for establishing market-based rates for generation service at the end of the market development period and to recover investments made in the transmission and distribution system.  The PUCO requested in these proceedings that CG&E propose a RSP to mitigate the potential for significant rate increases when the market development (frozen rate) period comes to an end.  In January 2004, CG&E filed its proposed RSP.  In May 2004, CG&E entered into a settlement agreement with many of the parties to these proceedings requesting that the PUCO approve a modified version of the RSP.  In September 2004, the PUCO issued an order seeking to modify several key provisions of this settlement and as a result of these modifications, CG&E filed a petition for rehearing in October 2004.  The PUCO approved a modified version of the plan in November 2004, the major features of which are as follows:

•                  Provider of Last Resort (POLR) Charge:  CG&E will begin to collect a POLR charge from non-residential customers effective January 1, 2005, and from residential customers effective January 1, 2006.  The POLR charge includes several discrete charges, the most significant being an annually adjusted component (AAC) intended to provide cost recovery primarily for environmental compliance expenditures; an infrastructure maintenance fund charge (IMF) intended to provide compensation to CG&E for committing its physical capacity to meet its POLR obligation; and a system reliability tracker (SRT) intended to provide cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs.  We anticipate the collection of the AAC and IMF will result in an approximate $36 million increase in revenues in 2005 and an additional $50 million in 2006.  The SRT will be billed based on dollar-for-dollar costs incurred.  A portion of these charges are avoidable by certain customers who switch to an alternative generation supplier.  Therefore, these estimates are subject to change, depending on the level of switching that occurs in future periods.  In 2007 and 2008, CG&E could seek additional increases in the AAC component of the POLR based on CG&E’s actual net costs for the specified expenditures.

•                  Generation Rates and Fuel Recovery:  A new rate has been established for generation service after the market development period ends.  In addition, a fuel cost recovery mechanism will be established to recover costs for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates will apply to non-residential customers beginning January 1, 2005 and to residential customers beginning January 1, 2006.

•                  Generation Rate Reduction:  The existing five percent generation rate reduction required by statute for residential customers implemented under CG&E’s 2000 plan will end on December 31, 2005.

•                  Transmission Cost Recovery:  Transmission cost recovery mechanisms will be established beginning January 1, 2005 for non-residential customers and January 1, 2006 for residential customers.  The transmission cost recovery mechanisms will permit CG&E to recover Midwest ISO charges, all FERC approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by CG&E.

•                  Distribution Cost Recovery:  CG&E will have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 with recovery from non-residential customers to be provided through a rider beginning January 1, 2006 through December 31, 2010.

CG&E had also filed an electric distribution base rate case for residential and non-residential customers to be effective January 1, 2005.  Under the terms of the RSP described previously, CG&E withdrew this base rate case and, in February 2005, CG&E filed a new distribution base rate case with rates to become effective January 1, 2006.  The requested amount of the increase is approximately $78 million.

(iv) ULH&P Gas Rate Case

In the second quarter of 2001, ULH&P filed a retail gas rate case with the KPSC requesting, among other things, recovery of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The costs would be recovered through a tracking mechanism for an initial three year period, with the possibility of renewal up to ten years.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  Through December 31, 2004, ULH&P has recovered approximately $5.1 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC.  ULH&P is requesting approval to continue the tracking mechanism in addition to its request for a $14 million increase in base rates, which is a seven percent increase in current retail gas rates.

(v)   Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  CG&E filed a comprehensive plan with the PUCO in December 2004 providing for replacement of approximately 5,000 risers in 2005 with continued monitoring thereafter.  CG&E estimates the replacement cost of the approximately 5,000 SHA risers will not be material.   At this time, Cinergy, CG&E, and ULH&P cannot predict the outcome of this matter.

(c)                                  Other

(i)   Gas Customer Choice

In January 2000, Investments sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative).  In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits brought by customers relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers.  Subsequently, these class action suits were amended and consolidated into one suit (Class-action).  In October 2001, Cinergy, CG&E, and Investments initiated litigation against Energy Cooperative requesting indemnification by Energy Cooperative for the claims asserted by former customers in the Class-action litigation (Cinergy lawsuit).

In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by Energy Cooperative and Resources (Energy Cooperative lawsuit).  This lawsuit concerned any obligations or liabilities Investments may have had to Energy Cooperative following its sale of Resources.  All three matters were settled in the second quarter of 2004.  In the Energy Cooperative lawsuit, Energy Cooperative agreed to indemnify Cinergy, CG&E and Investments for the claims asserted by the former residential customers in the Class-action litigation.  In exchange, Cinergy has agreed to settle claims that it brought in the Cinergy lawsuit.  The settlement received final court approval in January 2005.  None of these settlements are material to Cinergy’s financial position or results of operations.

(ii)  Energy Market Investigations

In July 2003, Cinergy received a subpoena from the Commodity Futures Trading Commission (CFTC).  The CFTC request sought certain information regarding our trading activities, including price reporting to energy industry publications for the period May 2000 through January 2001.  Based on our review of these matters, we terminated one employee and took disciplinary action on a second employee.  In November 2004, we settled this matter with the CFTC with a payment of $3 million.

In August 2003, Cinergy, along with Marketing & Trading and 37 other companies, were named as defendants in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000, and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Two similar lawsuits have subsequently been filed, and these three lawsuits have been consolidated for pretrial purposes.  Plaintiffs filed a consolidated class action complaint in January 2004.  Cinergy’s motion to dismiss was granted in September 2004 leaving only Marketing & Trading in the lawsuit.  We believe this action against Marketing & Trading is without merit and intend to defend this lawsuit vigorously.

In the second quarter of 2003, Cinergy received initial and follow-up third-party subpoenas from the SEC requesting information related to particular trading activity with one of its counterparties who was the target of an investigation by the SEC.  Cinergy fully cooperated with the SEC in connection with this matter and has received no further requests since the second quarter of 2003.

From time to time, Cinergy receives subpoenas regarding investigations into energy market practices that various Assistant United States Attorneys are conducting.  We understand that we are neither a target nor into energy market practices are we under investigation by the Department of Justice in relation to any of these communications.

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

During the third quarter of 2004, several unrelated entities announced that the IRS had or threatened to challenge the placed in service dates of some of the entities’ synthetic fuel plants.  A successful IRS challenge could result in disallowance of all credits previously claimed for fuel produced by the subject plants.  Cinergy’s sale of synthetic fuel has generated approximately $219 million in tax credits through December 31, 2004, of which approximately $96 million were generated in 2004.

The IRS has not yet audited Cinergy for any tax year in which Cinergy has claimed Section 29 credits related to synthetic fuel.  However, it is reasonable to anticipate that the IRS will evaluate the placed in service date and other key requirements for claiming the credit.  We anticipate this audit to begin in the spring of 2005.

Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility that specifically addressed the significant chemical change requirement.  Additionally, although not addressed in the letter ruling, we believe that our facility’s in service date meets the Section 29 requirements.

IRC Section 29 also provides for a phase-out of the credit based on the price of crude oil.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  We do not expect any impact on our ability to utilize Section 29 credits in 2004.  Future increases in crude oil prices above the price stipulated by the IRS could negatively impact our ability to utilize credits in subsequent years.

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

Cinergy has guaranteed the payment of approximately $9 million as of December 31, 2004, for borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Cinergy may be obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by certain directors, officers, and key employees.  The guarantees do not have a set termination date; however, the borrowings associated with these guarantees are due in March 2005.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operations and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential liability to be $52 million under these guarantees as of December 31, 2004.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential liability is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred.  Cinergy has estimated the maximum potential liability, where estimable, to be $128 million under these indemnification provisions.  The termination period for the majority of matters provided by indemnification provisions in these types of agreements generally ranges from 2005 to 2009.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

(vi) Construction and Other Commitments

Forecasted construction and other committed expenditures for the year 2005 and for the five-year period 2005-2009 (in nominal dollars) are presented in the table below:

	2005	2005-2009
	(in millions)

Cinergy(1)	$1,115	$5,430
CG&E and subsidiaries	430	2,345
PSI	620	2,645
ULH&P	80	335

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

As of December 31, 2004, CG&E’s and PSI’s investments in jointly-owned plant or facilities were as follows:

	Ownership	Property, Plant, and	Accumulated	Construction Work in
	Share	Equipment	Depreciation	Progress
	(in millions)

CG&E
Production:
Miami Fort Station (Units 7 and 8)	64.00%	$328	$133	$18
Beckjord Station (Unit 6)	37.50	45	29	—
Stuart Station(1)	39.00	384	161	15
Conesville Station (Unit 4)(1)	40.00	76	48	5
Zimmer Station	46.50	1,308	438	4
East Bend Station	69.00	394	200	5
Killen Station(1)	33.00	206	112	1
Transmission	Various	88	44	—

PSI
Production:
Gibson Station (Unit 5)	50.05	287	131	6
Transmission and local facilities	94.54	2,567	1,006	—

(1)   Station is not operated by CG&E.

13.       Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in millions, except per share amounts)
Cinergy(1)

2004

Results of Operations:
Operating Revenues	$1,289	$1,054	$1,129	$1,216	$4,688
Operating Income	216	137	183	202	738
Net Income	103	59	93	146	401

Per Share Data:
EPS - basic:
Net Income	0.57	0.33	0.51	0.81	2.22
EPS - diluted:
Net Income	0.57	0.32	0.50	0.79	2.18

2003

Results of Operations:
Operating Revenues	$1,268	$934	$1,092	$1,122	$4,416
Operating Income	256	138	205	212	811

Income before discontinued operations and cumulative effect of changes in accounting principles	140	76	112	107	435
Discontinued operations, net of tax(2)	—	9	—	—	9
Cumulative effect of changes in accounting principles, net of tax(3)	26	—	—	—	26
Net Income	$166	$85	$112	$107	$470

Per Share Data:
EPS - basic:
Income before discontinued operations and cumulative effect of changes in accounting principles	0.81	0.42	0.63	0.60	2.46
Discontinued operations, net of tax(2)	—	0.05	—	—	0.05
Cumulative effect of changes in accounting principles, net of tax(3)	0.15	—	—	—	0.15
Net Income	$0.96	$0.47	$0.63	$0.60	$2.66
EPS - diluted:
Income before discontinued operations and cumulative effect of changes in accounting principles	0.80	0.42	0.62	0.59	2.43
Discontinued operations, net of tax(2)	—	0.05	—	—	0.05
Cumulative effect of changes in accounting principles, net of tax(3)	0.15	—	—	—	0.15
Net Income	$0.95	$0.47	$0.62	$0.59	$2.63

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in millions, except per share amounts)

CG&E and subsidiaries

2004

Results of Operations:
Operating Revenues	$765	$546	$554	$646	$2,511
Operating Income	144	106	120	120	490
Net Income	77	55	64	61	257

2003

Results of Operations:
Operating Revenues	$704	$483	$541	$654	$2,382
Operating Income	157	102	144	160	563

Income before cumulative effect of changes in accounting principles	86	51	79	84	300
Cumulative effect of changes in accounting principles, net of tax(3)	31	—	—	—	31
Net Income	$117	$51	$79	$84	$331

PSI

2004

Results of Operations:
Operating Revenues	$416	$414	$480	$444	$1,754
Operating Income	87	67	112	93	359
Net Income	41	25	48	51	165

2003

Results of Operations:
Operating Revenues	$412	$361	$437	$393	$1,603
Operating Income	74	55	89	96	314

Income before cumulative effect of a change in accounting principle	34	23	38	39	134
Cumulative effect of a change in accounting principle, net of tax(3)	(1)	—	—	—	(1)
Net Income	$33	$23	$38	$39	$133

(1)   The results of Cinergy also include amounts related to non-registrants.

(2)   See Note 14 for further explanation.

(3)   See Note 1(q)(iv) for further explanation of cumulative effect of changes in accounting principles.

14.       Discontinued Operations

During 2002, Cinergy began taking steps to monetize certain non-core investments, including renewable and international investments within Commercial.  During the second half of 2002, Cinergy either sold or initiated plans to dispose of generation and electric and gas distribution operations in the Czech Republic, Estonia, and South Africa.  Cinergy also sold investments, which were accounted for under the equity method, in renewable investments located in Spain and California.  In total, Cinergy disposed of approximately $125 million of investments at a net loss, after-tax, of $7 million in 2002.  Included in this net loss were cumulative foreign currency translation losses of approximately $4 million, after-tax.

During 2003, Cinergy completed the disposal of its gas distribution operation in South Africa, sold its remaining wind assets in the United States, and substantially sold or liquidated the assets of its energy marketing business in the Czech Republic.

As a result of the 2003 transactions, assets of approximately $140 million were sold or converted into cash and liabilities of approximately $100 million were assumed by buyers or liquidated.  The net, after-tax, gain from these disposal and liquidation transactions was approximately $9 million (including a net after-tax cumulative currency translation gain of approximately $6 million).

GAAP requires different accounting treatment for investment disposals involving entities which are consolidated and entities which are accounted for under the equity method.  The consolidated entities have been presented as Discontinued operations, net of tax in Cinergy’s Statements of Income and as Assets/Liabilities of Discontinued Operations in Cinergy’s Balance Sheets.  The accompanying financial statements and prior year financial statements have been reclassified to account for these entities as such.  The disposal of the entities accounted for using the equity method cannot be presented as discontinued operations.  A gain of approximately $17 million on the sale of these entities is included in Miscellaneous Income (Expense)-Net in Cinergy’s 2002 Statements of Income.

The following table reflects the assets and liabilities, the results of operations, and the income (loss) on disposal related to investments accounted for as discontinued operations for the years ended December 31, 2003 and 2002.  We did not have any investments accounted for as discontinued operations in 2004.

	December 31
	2003	2002
	(in millions)

Revenues(1)	$22	$95

Income (Loss) Before Taxes	$4	$(27)

Income Taxes Benefit	$4	$2

Income (Loss) from Discontinued Operations
Income (Loss) from operations, net of tax	$—	$(1)
Gain (Loss) on disposal, net of tax(2)	9	(24)

Total Income (Loss) from Discontinued Operations	$9	$(25)

Assets
Current assets	$5	$49
Property, plant, and equipment-net	—	78
Other assets	—	20

Total Assets	$5	$147

Liabilities
Current liabilities	$12	$7
Long-term debt (including Long-term debt due within one year)	—	85
Other	—	17

Total Liabilities	$12	$109

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

15.       Investment Activity

(a)                                  Investment Impairment

Cinergy holds a portfolio of direct and indirect investments in Power Technology and Infrastructure (discussed further in Note 16).  During 2004, Cinergy recognized approximately $56 million in impairment and disposal charges primarily associated with this portfolio.  A substantial portion of these charges relate to a company in which Cinergy holds a non-controlling interest, that sold its major assets.  This company is involved in the development and sale of outage management software.  Based on the terms of the transaction, Cinergy concluded that this cost method investment was other-than-temporarily impaired.  These impairment charges are included in Miscellaneous Income (Expense) — Net in Cinergy’s Statements of Income.

(b)                                  Sale of Investment

Power Technology and Infrastructure holds an investment in a company that develops, owns and operates wireless communication towers.  In July 2004, this company agreed to sell the majority of its assets.  Most of the assets contemplated in the purchase/sale agreement were sold in the fourth quarter of 2004 and we recorded a gain of approximately $21 million relating to this sale.  These earnings are reflected in Equity in Earnings of Unconsolidated Subsidiaries in Cinergy’s Statements of Income.

16.       Financial Information by Business Segment

We conduct operations through our subsidiaries and manage our businesses through the following three reportable segments:

•                  Commercial;

•                  Regulated; and

•                  Power Technology and Infrastructure.

Commercial manages our wholesale generation and energy marketing and trading activities.  Commercial also performs energy risk management activities, provides customized energy solutions and is responsible for all of our international operations.

Regulated consists of PSI’s regulated generation and transmission and distribution operations, and CG&E and its subsidiaries’ regulated electric and gas transmission and distribution systems.  Regulated plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers.  Regulated also earns revenues from wholesale customers primarily by these customers transmitting electric power through Cinergy’s transmission system.  These businesses are subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

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

 Financial results by business unit for the years ended December 31, 2004, 2003, and 2002, are as indicated below:

Business Units

	2004
	Cinergy Business Units
			Reconciling Regulated	Power Technology
	Commercial			and Infrastructure	Total	All Other(1)	Eliminations(2)	Consolidated
	(in millions)
Operating revenues -
External customers	$1,665		$3,023	$—	$4,688	$—	$—	$4,688
Intersegment revenues	163		—	—	163	—	(163)	—

Gross Margins
Electric(3)	637		1,656	—	2,293	—	—	2,293
Gas(4)	92		263	—	355	—	—	355

Depreciation	133		326	1	460	—	—	460
Equity in earnings of unconsolidated subsidiaries	25		3	20	48	—	—	48
Interest expense(5)	121		149	5	275	—	—	275

Income taxes	(61	)(6)	178	(13)	104	—	—	104

Segment profit (loss)(7)	179		253	(31)	401	—	—	401

Total segment assets	4,992		9,774	136	14,902	80	—	14,982
Investments in unconsolidated subsidiaries	413		18	83	514	—	—	514
Total expenditures for long-lived assets	176		517	7	700	—	—	700

(1)   The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

(2)   The Reconciling Eliminations category eliminates the intersegment revenues of Commercial.

(3)   Electric gross margins are calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

(4)   Gas gross margins are calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

(5)   Interest income is deemed immaterial.

(6)   The reduction in income taxes in 2004, as compared to 2003, primarily reflects lower business unit taxable income and also includes an increase in the annual tax credits associated with the production and sale of synthetic fuel.  For further information, see Note 11(c)(iv).

(7)   Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.

	2003
	Cinergy Business Units
			Power Technology			Reconciling Eliminations (2)
	Commercial	Regulated	and Infrastructure	Total	All Other (1)		Consolidated
	(in millions)
Operating revenues -
External customers	$1,630	$2,786	$—	$4,416	$—	$—	$4,416
Intersegment revenues	185	1	—	186	—	(186)	—

Gross margins
Electric(3)	714	1,469	—	2,183	—	—	2,183
Gas(4)	88	244	—	332	—	—	332

Depreciation	135	264	—	399	—	—	399
Equity in earnings (losses) of unconsolidated subsidiaries	14	4	(3)	15	—	—	15
Interest expense(5)	94	160	17	271	—	—	271

Income taxes	7(6)	148	(11)	144	—	—	144

Discontinued operations, net of tax(7)	9	—	—	9	—	—	9
Cumulative effect of changes in accounting principles (net of tax)(8)	26	—	—	26	—	—	26

Segment profit (loss)(9)	275	211	(16)	470	—	—	470

Segment assets from continuing operations	5,361	8,515	175	14,051	63	—	14,114
Segment assets from discontinued operations	5	—	—	5	—	—	5
Total segment assets	5,366	8,515	175	14,056	63	—	14,119

Investments in unconsolidated subsidiaries	400	14	81	495	—	—	495
Total expenditures for long-lived assets	158	554	—	712	—	—	712

(1)   The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

(2)   The Reconciling Eliminations column eliminates the intersegment revenues of Commercial.

(3)   Electric gross margins are calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

(4)   Gas gross margins are calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

(5)   Interest income is deemed immaterial.

(6)   The decrease in 2003, as compared to 2002, in part reflects the effect of tax credits associated with production of synthetic fuel beginning in July 2002.

(7)   For further information, see Note 14.

(8)   For further information, see Note 1(q)(iv).

(9)   Management utilizes Segment profit (loss), after taxes, to evaluate segment performance.

	2002
	Cinergy Business Units
			Power Technology			Reconciling Eliminations(2)
	Commercial	Regulated	and Infrastructure	Total	All Other(1)		Consolidated
	(in millions)
Operating revenues -
External customers	$1,592	$2,467	$—	$4,059	$—	$—	$4,059
Intersegment revenues	190	—	—	190	—	(190)	—

Gross margins
Electric(3)	735	1,571	—	2,306	—	—	2,306
Gas(4)	77	203	—	280	—	—	280

Depreciation	150	248	6	404	—	—	404
Equity in earnings (losses) of unconsolidated subsidiaries	20	5	(10)	15	—	—	15
Interest expense(5)	102	133	9	244	—	—	244

Income taxes	23	151	(14)	160	—	—	160

Discontinued operations (net of tax)(6)	(25)	—	—	(25)	—	—	(25)
Cumulative effect of a change in accounting principle (net of tax)(7)	(11)	—	—	(11)	—	—	(11)

Segment profit (loss)(8)	115	270	(24)	361	—	—	361

Segment assets from continuing operations	5,691	7,746	155	13,592	93	—	13,685
Segment assets from discontinued operations	147	—	—	147	—	—	147
Total segment assets	5,838	7,746	155	13,739	93	—	13,832

Investments in unconsolidated subsidiaries	337	10	70	417	—	—	417

Total expenditures for long-lived assets from continuing operations	184	681	1	866	—	—	866
Total expenditures for long-lived assets from discontinued operations	4	—	—	4	—	—	4
Total expenditures for long-lived assets	188	681	1	870	—	—	870

(1)   The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

(2)   The Reconciling Eliminations column eliminates the intersegment revenues of Commercial.

(3)   Electric gross margins are calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Statements of Income.

(4)   Gas gross margins are calculated as Gas operating revenues less Gas purchased expense from the Statements of Income.

(5)   Interest income is deemed immaterial.

(6)   For further information, see Note 14.

(7)   For further information, see Note 1(q)(iv).

(8)   Management utilizes segment profit (loss), after taxes, to evaluate segment performance.

Products and Services

(in millions)

	Revenues
	Traditional Utility			Wholesale Commodity
Year	Electric	Gas	Total	Electric	Gas	Total	Other	Consolidated
2004	$2,324	$690	$3,014	$1,213	$93	$1,306	$368	$4,688
2003	2,156	626	2,782	1,164	210	1,374	260	4,416
2002	2,024	436	2,460	1,232	155	1,387	212	4,059

Geographic Areas and Long-Lived Assets

Revenues

(in millions)

Year	Domestic	International	Consolidated
2004	$4,637	$51	$4,688
2003	4,371	45	4,416
2002	4,011	48	4,059

	Long-Lived Assets from Continuing Operations			Long-Lived Assets from Discontinued Operations			Total Long-Lived Assets
	(in millions)			(in millions)			(in millions)
Year	Domestic	International	Consolidated	Domestic	International	Consolidated	Domestic	International	Consolidated

2004	$12,162	$284	$12,446	$—	$—	$—	$12,162	$284	$12,446
2003	11,524	273	11,797	—	—	—	11,524	273	11,797
2002	10,801	296	11,097	—	97	97	10,801	393	11,194

17.       Earnings Per Common Share

A reconciliation of EPS - basic to EPS - diluted is presented below for the years ended December 31, 2004, 2003, and 2002:

	Income	Shares	EPS
	(in thousands, except per share amounts)

Year ended December 31, 2004
EPS - basic:
Net income	$400,868	180,965	$2.22

Effect of dilutive securities:
Common stock options		678
Directors’ compensation plans		150
Contingently issuable common stock		605
Stock purchase contracts		1,133

EPS - diluted:
Net income plus assumed conversions	$400,868	183,531	$2.18

Year ended December 31, 2003
EPS - basic:
Income before discontinued operations and cumulative effect of changes in accounting principles	$434,424		$2.46
Discontinued operations, net of tax	8,886		0.05
Cumulative effect of changes in accounting principles, net of tax	26,462		0.15
Net income	$469,772	176,535	$2.66

Effect of dilutive securities:
Common stock options		746
Directors’ compensation plans		152
Contingently issuable common stock		851
Stock purchase contracts		189

EPS - diluted:
Net income plus assumed conversions	$469,772	178,473	$2.63

Year ended December 31, 2002
EPS - basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$396,636		$2.37
Discontinued operations, net of tax	(25,161)		(0.15)
Cumulative effect of a change in accounting principle, net of tax	(10,899)		(0.06)
Net income	$360,576	167,047	$2.16

Effect of dilutive securities:
Common stock options		899
Employee Stock Purchase and Savings Plan		3
Directors’ compensation plans		169
Contingently issuable common stock		934

EPS - diluted:
Net income plus assumed conversions	$360,576	169,052	$2.13

Options to purchase shares of common stock are excluded from the calculation of EPS - diluted, if they are considered to be anti-dilutive.  For the years ended December 31, 2004, 2003, and 2002, approximately 0.9 million, 1.6 million, and 3.0 million shares, respectively, were excluded from the EPS - diluted calculation.

Also excluded from the EPS - diluted calculation for the years ended December 31, 2004, 2003, and 2002 are up to 9.7 million, 10.6 million, and 10.8 million shares, respectively, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  In January and February 2005, the stock purchase contracts were settled and holders purchased a total of 9.2 million shares of Cinergy Corp. common stock.  Net proceeds of approximately $316 million were used to reduce short-term debt.

18.       Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.  The major components include net income, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on investment trusts and the effects of certain hedging activities.

We translate the assets and liabilities of foreign subsidiaries, whose functional currency (generally, the local currency of the country in which the subsidiary is located) is not the United States dollar, using the appropriate exchange rate as of the end of the year.  Foreign currency translation adjustments are unrealized gains and losses on the difference in foreign country currency compared to the value of the United States dollar.  The gains and losses are accumulated in comprehensive income.  When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from comprehensive income and is recognized as a component of the gain or loss on the sale of the subsidiary in our Statements of Income.

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

The changes in fair value of derivatives that qualify as hedges, under Statement 133, are recorded in comprehensive income.  The specific hedge accounting and the derivatives that qualify are explained in greater detail in Note 7(a).

The elements of Comprehensive income and their related tax effects for the years ended December 31, 2004, 2003, and 2002 are as follows:

	Comprehensive Income
	2004			2003			2002
	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(dollars in millions)
Cinergy(1)
Net income	$505	$(104)	$401	$626	$(156)	$470	$519	$(158)	$361

Other comprehensive income (loss):
Foreign currency translation adjustment	23	(8)	15	25	(8)	17	36	(14)	22
Reclassification adjustments	—	—	—	(9)	3	(6)	4	—	4
Total foreign currency translation adjustment	23	(8)	15	16	(5)	11	40	(14)	26
Minimum pension liability adjustment	(53)	21	(32)	(56)	22	(34)	(23)	9	(14)
Unrealized gain (loss) on investment trusts	4	(2)	2	11	(4)	7	(8)	3	(5)
Cash flow hedges	8	(3)	5	2	(1)	1	(33)	13	(20)
Total other comprehensive income (loss)	(18)	8	(10)	(27)	12	(15)	(24)	11	(13)

Total comprehensive income	$487	$(96)	$391	$599	$(144)	$455	$495	$(147)	$348

CG&E and subsidiaries(2)
Net income	$415	$(158)	$257	$529	$(198)	$331	$419	$(155)	$264

Other comprehensive income (loss):
Minimum pension liability adjustment	(16)	6	(10)	(13)	5	(8)	(1)	—	(1)
Cash flow hedges	7	(3)	4	2	(1)	1	(32)	13	(19)
Total other comprehensive income (loss)	(9)	3	(6)	(11)	4	(7)	(33)	13	(20)

Total comprehensive income	$406	$(155)	$251	$518	$(194)	$324	$386	$(142)	$244

PSI
Net income	$277	$(112)	$165	$233	$(100)	$133	$329	$(115)	$214

Other comprehensive income (loss):
Minimum pension liability adjustment	(21)	8	(13)	(18)	7	(11)	(3)	1	(2)
Unrealized gain (loss) on investment trusts	3	(1)	2	10	(4)	6	(7)	3	(4)
Total other comprehensive income (loss)	(18)	7	(11)	(8)	3	(5)	(10)	4	(6)

Total comprehensive income	$259	$(105)	$154	$225	$(97)	$128	$319	$(111)	$208

(1)   The results of Cinergy also include amounts related to non-registrants.

(2)   Individual amounts for ULH&P are immaterial.

The after-tax components of Accumulated other comprehensive income (loss) as of December 31, 2004, 2003, and 2002 are as follows:

	Accumulated Other Comprehensive Income (Loss) Classification
	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Investment Trusts	Cash Flow Hedges	Total Other Comprehensive Income (Loss)
	(dollars in millions)

Cinergy(1)

Balance at December 31, 2001	$(5)	$(6)	$(1)	$(5)	$(17)
Current-period change	26	(14)	(5)	(20)	(13)

Balance at December 31, 2002	$21	$(20)	$(6)	$(25)	$(30)
Current-period change	11	(34)	7	1	(15)

Balance at December 31, 2003	$32	$(54)	$1	$(24)	$(45)
Current-period change	15	(32)	2	5	(10)

Balance at December 31, 2004	$47	$(86)	$3	$(19)	$(55)

CG&E and subsidiaries(2)

Balance at December 31, 2001	$—	$(1)	$—	$(5)	$(6)
Current-period change	—	(1)	—	(19)	(20)

Balance at December 31, 2002	$—	$(2)	$—	$(24)	$(26)
Current-period change	—	(8)	—	1	(7)

Balance at December 31, 2003	$—	$(10)	$—	$(23)	$(33)
Current-period change	—	(9)	—	4	(5)

Balance at December 31, 2004	$—	$(19)	$—	$(19)	$(38)

PSI

Balance at December 31, 2001	$—	$(1)	$(1)	$—	$(2)
Current-period change	—	(2)	(4)	—	(6)

Balance at December 31, 2002	$—	$(3)	$(5)	$—	$(8)
Current-period change	—	(11)	6	—	(5)

Balance at December 31, 2003	$—	$(14)	$1	$—	$(13)
Current-period change	—	(13)	2	—	(11)

Balance at December 31, 2004	$—	$(27)	$3	$—	$(24)

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

The KPSC has conditionally approved ULH&P’s planned acquisition of CG&E’s 68.9 percent ownership interest in the East Bend Generating Station, located in Boone County, Kentucky, the Woodsdale Generating Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio.  ULH&P is currently seeking approval for the transaction from the SEC, wherein the Ohio Consumers Counsel has intervened in opposition, and the FERC. The transfer, which will be paid for at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of regulatory approvals, we would anticipate the transfer to take place in the second quarter of 2005.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management of Cinergy Corp. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the internal control over financial reporting maintained by the Company, as of December 31, 2004, was effective.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  That report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cinergy Corp.
Cincinnati, Ohio

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and contained an explanatory paragraph regarding the Company’s change in accounting in 2003, for asset retirement obligations, variable interest entities, and stock-based compensation.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Cincinnati, Ohio
February 11, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

BOARD OF DIRECTORS

Information regarding Cinergy Corp.’s directors is incorporated by reference from its definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

The directors of The Cincinnati Gas & Electric Company (CG&E) at January 31, 2005, are as follows:

•                  Michael J. Cyrus - Mr. Cyrus, age 49, is Executive Vice President of CG&E, a position he has held since February 2001.  He has served as director of CG&E since September 2001.  His current term as director expires May 4, 2005.

•                  James E. Rogers - Mr. Rogers, age 57, is Chairman of the Board and Chief Executive Officer of CG&E.  He has served as a director of CG&E since 1994.  His current term as director expires May 4, 2005.

•                  James L. Turner - Mr. Turner, age 45, is Executive Vice President and Chief Financial Officer of CG&E, a position he has held since September 2004.  Prior to that, Mr. Turner served as Executive Vice President of CG&E since July 2000.  He served as a director of CG&E from February 15, 1999 to April 30, 2001 and was re-elected, effective October 1, 2001.  Mr. Turner’s current term as director expires May 4, 2005.

Additional information on each of the directors of CG&E is presented in the following “Executive Officers” section.

Information regarding PSI Energy, Inc.’s (PSI) directors is incorporated by reference from PSI’s 2005 Information Statement.

EXECUTIVE OFFICERS

The names and ages of the executive officers of Cinergy, CG&E, and PSI and the positions they hold, held, or have been elected to (as of January 31, 2005), and their business experience during the past five years is included in the chart below.

		Positions and Length of Service
Name	Age	Cinergy Corp.	CG&E	PSI
Michael J. Cyrus	49

Executive Vice President
2/01 - present
Chief Executive Officer, Regulated Business Unit
9/04 - present
Chief Executive Officer, Commercial Business Unit (formerly known as the Energy Merchant Business Unit)
2/01 - 9/04
President, Energy Commodities Business Unit
3/99 - 2/01
Vice President
4/98 - 2/01

			Executive Vice President 2/01 - present Vice President 4/99 - 2/01	Executive Vice President 2/01 - present Vice President 4/99 - 2/01
R. Foster Duncan(1)	50	Executive Vice President 2/01 - present Chief Executive Officer, Commercial Business Unit 9/04 - present Chief Financial Officer 2/01 - 9/04	Executive Vice President 2/01 - present Chief Financial Officer 2/01 - 9/04	Executive Vice President 2/01 - present Chief Financial Officer 2/01 - 9/04
Gregory C. Ficke	52

Vice President and Chief Information Officer, Regulated Business Unit
2/01 - 10/01
Vice President and Chief Information Officer, Energy Delivery Business Unit
7/00 - 2/01
Vice President, Operations Services, Energy Delivery Business Unit
4/99 - 7/00

			President 10/01 - present
Lynn J. Good(2)	45	Vice President, Finance and Controller 11/03 - present Vice President, Financial Project Strategy 5/03 - 11/03	Vice President, Finance and Controller 11/03 - present Vice President, Financial Project Strategy 5/03 - 11/03	Vice President, Finance and Controller 11/03 - present Vice President, Financial Project Strategy 5/03 - 11/03
William J. Grealis	59

Executive Vice President
7/00 - present
Chief Executive Officer, Regulated Business Unit
2/01 - 10/01
Chief of Staff
7/00 - 2/01
Vice President, Corporate Services, and Chief Strategic Officer
8/98 - 7/00

			Executive Vice President 7/00 - present Chief of Staff 7/00 - 2/01 Vice President, Corporate Services, and Chief Strategic Officer 8/98 - 7/00	Executive Vice President 7/00 - present Chief of Staff 7/00 - 2/01 Vice President, Corporate Services, and Chief Strategic Officer 8/98 - 7/00
Julia S. Janson	40	Chief Compliance Officer 10/04 - present Secretary 7/00 - present Senior Counsel 7/98 - present	Chief Compliance Officer 10/04 - present Secretary 1/03 - present Assistant Secretary 7/00 - 1/03 Senior Counsel 7/98 - present	Chief Compliance Officer 10/04 - present Secretary 7/00 - present Senior Counsel 7/98 - present

		Positions and Length of Service
Name	Age	Cinergy Corp.	CG&E	PSI
Marc E. Manly(3)	52	Executive Vice President and Chief Legal Officer 11/02 - present Assistant Secretary 1/03 - present	Executive Vice President and Chief Legal Officer 11/02 - present	Executive Vice President and Chief Legal Officer 11/02 - present Assistant Secretary 1/03 - present
Theodore R. Murphy II(4)	47	Senior Vice President and Chief Risk Officer 8/02 - present	Senior Vice President and Chief Risk Officer 8/02 - present	Senior Vice President and Chief Risk Officer 8/02 - present
Frederick J. Newton III(5)	49	Executive Vice President and Chief Administrative Officer 5/02 - present	Executive Vice President and Chief Administrative Officer 5/02 - present	Executive Vice President and Chief Administrative Officer 5/02 - present
Kay E. Pashos	45	Vice President and General Counsel, Regulated Business Unit 11/03 -12/04 Assistant General Counsel 1/01 - 11/03 Senior Counsel 1/95 - 1/01		President 12/04 - present Vice President and General Counsel, Regulated Business Unit 11/03 -12/04 Assistant General Counsel 1/01 - 11/03 Senior Counsel 1/95 - 1/01
Ronald R. Reising(6)	44	Chief Procurement Officer 10/04 - present Vice President 6/02 - present	Chief Procurement Officer 10/04 - present Vice President 6/02 - present	Chief Procurement Officer 10/04 - present Vice President 6/02 - present
James E. Rogers	57	Chairman of the Board 12/00 - present President and Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00	Chairman of the Board 12/00 - present Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00	Chairman of the Board 12/00 - present Chief Executive Officer 12/95 - present Vice Chairman 12/95 - 12/00
James L. Turner(7)	45

Executive Vice President
10/01 - present
Chief Financial Officer
9/04 - present
Chief Executive Officer, Regulated Business Unit
12/01 - 9/04
President, Regulated Business Unit
2/01 - 12/01
President, Energy Delivery Business Unit
7/00 - 2/01
Vice President
4/99 - 12/01

			Executive Vice President 7/00 - present Chief Financial Officer 9/04 - present President 2/99 - 7/00	Executive Vice President 7/00 - present Chief Financial Officer 9/04 - present

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

(7)	Mr. Turner served as Vice President of Customer Services from January 2000 until July 2000.

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

Information in response to Item 405 of Regulation S-K and regarding Cinergy Corp.’s audit committee required by Items 401(h) and 401(i) of Regulation S-K is incorporated by reference from its definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item for Cinergy Corp. and CG&E is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

All CG&E directors currently are employees of Cinergy and receive no compensation for their services as directors.

Information in response to this item for PSI is incorporated by reference from PSI’s 2005 Information Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item for Cinergy Corp. is incorporated by reference from its definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Cinergy Corp. owns all outstanding shares of common stock of CG&E, CG&E’s only voting security.

CG&E’s directors and executive officers did not beneficially own any shares of any class of equity security of CG&E as of January 31, 2005.  The beneficial ownership of Cinergy Corp. common stock by each director and named executive officer of CG&E as of January 31, 2005, is set forth in the following table:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Michael J. Cyrus	258,803 shares		*
R. Foster Duncan	235,526 shares		*
William J. Grealis	378,244 shares		*
James L. Turner	132,828 shares		*
James E. Rogers	1,699,317 shares		*
All directors and executive officers as a group (12 persons)	2,874,140 shares	1.51%

*	Less than 1 percent
(1)

Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts: Mr. Cyrus - 141,799; Mr. Duncan - 213,500; Mr. Grealis - 235,701; Mr. Turner - 101,626; Mr. Rogers - 970,300; and all directors and executive officers as a group - 1,768,036.

Information in response to this item for PSI is incorporated by reference from its 2005 Information Statement.

The following table reflects Cinergy’s equity compensation plan information as of December 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
Cinergy Corp. 1996 Long-Term Incentive Compensation Plan	6,564,519	$33.25	3,122,900
Cinergy Corp. Stock Option Plan	628,400	$34.12	1,318,500
Cinergy Corp. Employee Stock Purchase and Savings Plan	—	N/A	1,482,664
Cinergy Corp. Retirement Plan for Directors	3,917	N/A	—
Cinergy Corp. Directors’ Equity Compensation Plan	26,843	N/A	41,034
Cinergy Corp. Directors’ Deferred Compensation Plan	48,564	N/A	103,234

Equity compensation plans not approved by security holders
Cinergy Corp. UK Sharesave Scheme	436	$25.14	62,200
Cinergy Corp. 401(k) Excess Plan	77,558	N/A	—

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

Cinergy Corp. 401(k) Excess Plan

The Cinergy Corp. 401(k) Excess Plan is a non-qualified deferred compensation plan for a select group of Cinergy management and other highly compensated employees.  It is a means by which these employees can defer additional compensation, and receive additional company matching contributions, when they have already contributed the maximum amount (pursuant to the anti-discrimination rules for highly compensated employees) under the 401(k) Plan.  All funds deferred are held in a rabbi trust administered by an independent trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item for Cinergy Corp. and CG&E is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Information in response to this item for PSI is incorporated by reference from PSI’s 2005 Information Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item for Cinergy, CG&E and PSI is incorporated by reference from Cinergy Corp.’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

EXHIBITS

The documents listed below are being filed or have previously been filed on behalf of Cinergy Corp., CG&E, PSI, and The Union Light, Heat and Power Company (ULH&P) and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)(1)	Nature of Exhibit	Previously Filed as Exhibit to:
Articles of Incorporation /By-laws
3-a	Cinergy Corp.	Certificate of Incorporation of Cinergy Corp., a Delaware corporation, as amended May 10, 2001.	Cinergy Corp. March 31, 2001, Form 10-Q
3-b	Cinergy Corp.	By-Laws of Cinergy Corp., as amended on July 23, 2003.	Cinergy Corp. June 30, 2003, Form 10-Q
3-c	CG&E	Amended Articles of Incorporation of CG&E effective October 23, 1996.	CG&E September 30, 1996, Form 10-Q
3-d	CG&E	Regulations of CG&E, as amended on July 23, 2003.	CG&E June 30, 2003, Form 10-Q
3-e	PSI	Amended Articles of Consolidation of PSI, as amended April 20, 1995.	PSI June 30, 1995, Form 10-Q
3-f	PSI	Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997.	PSI 1997 Form 10-K
3-g	PSI	By-Laws of PSI, as amended on July 23, 2003.	PSI June 30, 2003, Form 10-Q
3-h	ULH&P	Restated Articles of Incorporation made effective May 7, 1976.	ULH&P Form 8-K, May 1976
3-i	ULH&P	By-Laws of ULH&P, as amended on July 23, 2003.	ULH&P June 30, 2003, Form 10-Q
3-j	ULH&P	Amendment to Restated Articles of Incorporation of ULH&P (Article Third) and Amendment to the By-Laws of ULH&P (Article 1), both effective July 24, 1997.	ULH&P 1997 Form 10-K
Instruments defining the rights of holders, incl. Indentures
4-a	Cinergy Corp. PSI	Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee, and LaSalle National Bank, as Successor Trustee.	Exhibit A-Part 3 in File No. 70-258 Supplemental Indenture dated March 30, 1984
4-b	Cinergy Corp. PSI	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978.	File No. 2-62543
4-c	Cinergy Corp. PSI	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984.	PSI 1984 Form 10-K
4-d	Cinergy Corp. PSI	Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988.	PSI 1988 Form 10-K
4-e	Cinergy Corp. PSI	Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K
4-f	Cinergy Corp. PSI	Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K
4-g	Cinergy Corp. PSI	Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990.	PSI 1991 Form 10-K
4-h	Cinergy Corp. PSI	Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991.	PSI 1991 Form 10-K
4-i	Cinergy Corp. PSI	Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992.	PSI 1992 Form 10-K
4-j	Cinergy Corp. PSI	Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K
4-k	Cinergy Corp. PSI	Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K

4-l	Cinergy Corp. PSI	Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994.	PSI 1993 Form 10-K
4-m	Cinergy Corp. PSI	Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999.	PSI March 31, 1999, Form 10-Q
4-n	Cinergy Corp. PSI	Fifty-third Supplemental Indenture between PSI and LaSalle National Bank dated June 15, 2001.	PSI June 30, 2001, Form 10-Q
4-o	Cinergy Corp. PSI	Fifty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 2003.	PSI September 30, 2003, Form 10-Q
4-p	Cinergy Corp. PSI	Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993
4-q	Cinergy Corp. PSI	Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993
4-r	Cinergy Corp. PSI	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996.	PSI September 30, 1996, Form 10-Q
4-s	Cinergy Corp. PSI	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997.	PSI 1996 Form 10-K
4-t	Cinergy Corp. PSI	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	PSI 1996 Form 10-K
4-u	Cinergy Corp. PSI	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	PSI 1996 Form 10-K
4-v	Cinergy Corp. PSI	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI 1997 Form 10-K
4-w	Cinergy Corp. PSI	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI June 30, 1998, Form 10-Q
4-x	Cinergy Corp. PSI	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI 1998 Form 10-K
4-y	Cinergy Corp. PSI	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and Fifth Third Bank, as Trustee.	PSI March 31, 1999, Form 10-Q
4-z	Cinergy Corp. PSI	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and Fifth Third Bank, as Trustee.	PSI September 30, 1999, Form 10-Q
4-aa	Cinergy Corp. PSI	Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and Fifth Third Bank, as Trustee.	PSI September 30, 2003, Form 10-Q
4-bb	Cinergy Corp. PSI	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service.	PSI 1998 Form 10-K
4-cc	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998.	PSI June 30, 1998, Form 10-Q
4-dd	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000.	PSI June 30, 2000, Form 10-Q
4-ee	Cinergy Corp. CG&E	Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936.	CG&E Registration Statement No. 2-2374
4-ff	Cinergy Corp. CG&E	Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972.	CG&E Registration Statement No. 2-60961
4-gg	Cinergy Corp. CG&E	Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992.	CG&E Registration Statement No. 33-53578
4-hh	Cinergy Corp. CG&E	Thirty-fourth Supplemental Indenture between CG&E and The Bank of New York dated as of October 1, 1993.	CG&E September 30, 1993, Form 10-Q
4-ii	Cinergy Corp. CG&E	Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994.	CG&E Registration Statement No. 33-52335
4-jj	Cinergy Corp. CG&E	Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994.	CG&E Registration Statement No. 33-52335
4-kk	Cinergy Corp. CG&E	Thirty-seventh Supplemental Indenture between CG&E and The Bank of New York dated as of October 14, 1996.	CG&E 1996 Form 10-K
4-ll	Cinergy Corp. CG&E	Thirty-eighth Supplemental Indenture between CG&E and The Bank of New York dated as of February 1, 2001.	CG&E March 31, 2001, Form 10-Q
4-mm	Cinergy Corp. CG&E	Loan Agreement between CG&E and the County of Boone, Kentucky dated as of February 1, 1985.	CG&E 1984 Form 10-K
4-nn	Cinergy Corp. CG&E	Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992.	CG&E 1992 Form 10-K
4-oo	Cinergy Corp. CG&E	Loan Agreement between CG&E and the County of Boone, Kentucky dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-pp	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of December 1, 1985.	CG&E 1985 Form 10-K
4-qq	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995.	CG&E September 30, 1995, Form 10-Q
4-rr	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Water Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K

4-ss	Cinergy Corp. CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K
4-tt	CG&E	Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated August 1, 2001.	CG&E September 30, 2001, Form 10-Q
4-uu	Cinergy Corp. CG&E	Original Indenture (Unsecured Debt Securities) between CG&E and The Fifth Third Bank dated as of May 15, 1995.	CG&E Form 8-A dated July 24, 1995
4-vv	Cinergy Corp. CG&E	First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995.	CG&E June 30, 1995, Form 10-Q
4-ww	Cinergy Corp. CG&E	Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995.	CG&E Form 8-A dated July 24, 1995
4-xx	Cinergy Corp. CG&E	Third Supplemental Indenture between CG&E and The Fifth Third Bank dated as of October 9, 1997.	CG&E September 30, 1997, Form 10-Q
4-yy	Cinergy Corp. CG&E	Fourth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of April 1, 1998.	CG&E March 31, 1998, Form 10-Q
4-zz	Cinergy Corp. CG&E	Fifth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 9, 1998.	CG&E June 30, 1998, Form 10-Q
4-aaa	Cinergy Corp. CG&E	Seventh Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 15, 2003.	CG&E June 30, 2003, Form 10-Q
4-bbb	Cinergy Corp. CG&E ULH&P	Original Indenture (First Mortgage Bonds) between ULH&P and The Bank of New York dated as of February 1, 1949.	ULH&P Registration Statement No. 2-7793
4-ccc	Cinergy Corp. CG&E ULH&P	Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967.	CG&E Registration Statement No. 2-60961
4-ddd	Cinergy Corp. CG&E ULH&P	Thirteenth Supplemental Indenture between ULH&P and The Bank of New York dated as of August 1, 1992.	ULH&P 1992 Form 10-K
4-eee	Cinergy Corp. CG&E ULH&P	Original Indenture (Unsecured Debt Securities) between ULH&P and The Fifth Third Bank dated as of July 1, 1995.	ULH&P June 30, 1995, Form 10-Q
4-fff	Cinergy Corp. CG&E ULH&P	First Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of July 15, 1995.	ULH&P June 30, 1995, Form 10-Q
4-ggg	Cinergy Corp. CG&E ULH&P	Second Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of April 30, 1998.	ULH&P March 31, 1998, Form 10-Q
4-hhh	Cinergy Corp. CG&E ULH&P	Third Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of December 8, 1998.	ULH&P 1998 Form 10-K
4-iii	Cinergy Corp. CG&E ULH&P	Fourth Supplemental Indenture between ULH&P and The Fifth Third Bank, as Trustee, dated as of September 17, 1999.	ULH&P September 30, 1999, Form 10-Q
4-jjj	Cinergy Corp.	Base Indenture dated as of October 15, 1998, between Global Resources and The Fifth Third Bank, as Trustee.	Cinergy Corp. September 30, 1998, Form 10-Q
4-kkk	Cinergy Corp.	First Supplemental Indenture dated as of October 15, 1998, between Global Resources and The Fifth Third Bank, as Trustee.	Cinergy Corp. September 30, 1998, Form 10-Q
4-lll	Cinergy Corp.	Indenture dated as of December 16, 1998, between Cinergy Corp. and The Fifth Third Bank.	Cinergy Corp. 1998 Form 10-K
4-mmm	Cinergy Corp.	Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated as of April 15, 1999.	Cinergy Corp. March 31, 1999, Form 10-Q
4-nnn	Cinergy Corp.	Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated September 12, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-ooo	Cinergy Corp.	First Supplemental Indenture between Cinergy Corp. and The Fifth Third Bank, as Trustee, dated September 12, 2001.	Cinergy Corp. September 30, 2001, Form 10-Q
4-ppp	Cinergy Corp.	Second Supplemental Indenture, dated December 18, 2001, between Cinergy Corp. and The Fifth Third Bank, as Trustee.	Cinergy Corp. Form 8-K, December 19, 2001
4-qqq	Cinergy Corp.	Rights Agreement between Cinergy Corp. and The Fifth Third Bank, as Rights Agent, dated October 16, 2000.	Cinergy Corp. Registration Statement on Form 8-A dated October 16, 2000
4-rrr	Cinergy Corp.	Purchase Contract Agreement, dated December 18, 2001, between Cinergy Corp. and The Bank of New York, as Purchase Contract Agent.	Cinergy Corp. Form 8-K, December 19, 2001
4-sss	Cinergy Corp.

Pledge Agreement, dated December 18, 2001, among Cinergy Corp., JP Morgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent.

Cinergy Corp. Form 8-K, December 19, 2001

4-ttt	Cinergy Corp. CG&E	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between CG&E and The Bank of New York, as Trustee.	Cinergy Corp. September 30, 2002, Form 10-Q
4-uuu	Cinergy Corp. PSI	Fifty-fourth Supplemental Indenture dated as of September 1, 2002, between PSI and LaSalle Bank National Association, as Trustee.	Cinergy Corp. September 30, 2002, Form 10-Q
4-vvv	Cinergy Corp. CG&E	Sixth Supplemental Indenture between CG&E and Fifth Third Bank dated as of September 15, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-www	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-xxx	Cinergy Corp. PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-yyy	Cinergy Corp. CG&E	Loan Agreement between CG&E and the Ohio Air Quality Development Authority dated as of September 1, 2002.	Cinergy Corp. September 30, 2002, Form 10-Q
4-zzz	Cinergy Corp.	First Amendment to Rights Agreement, dated August 28, 2002, effective September 16, 2002, between Cinergy Corp. and The Fifth Third Bank, as Rights Agent.	Cinergy Corp. Form 8-A/A, Amendment No. 1, filed September 16, 2002
4-aaaa	PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003.	PSI March 31, 2003, Form 10-Q
4-bbbb	PSI	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003.	PSI March 31, 2003, Form 10-Q
4-cccc	PSI	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003.	PSI March 31, 2003, Form 10-Q
4-dddd	CG&E	Loan Agreement between CG&E and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series A	CG&E Form 8-K, filed November 19, 2004
4-eeee	CG&E	Loan Agreement between CG&E and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series B	CG&E Form 8-K, filed November 19, 2004
4-ffff	PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004B	PSI Form 8-K, filed December 9, 2004
4-gggg	PSI	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004C	PSI Form 8-K, filed December 9, 2004
4-hhhh	Cinergy Corp. PSI	Fifty-Sixth Supplemental Indenture dated as of December 1, 2004, between PSI and LaSalle Bank National Association, as Trustee
4-iiii	Cinergy Corp. ULH&P	Indenture between ULH&P and Deutsche Bank dated as of December 1, 2004, between ULH&P and Deutsche Bank Trust Company Americas, as Trustee
Material contracts
10-a	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, Cinergy Corp., PSI Resources, Inc., and PSI, and Jackson H. Randolph.	Cinergy Corp. 1994 Form 10-K
10-b	Cinergy Corp. CG&E PSI	Employment Agreement dated February 4, 2004, among Cinergy Corp., CG&E, and PSI, and James E. Rogers.	Cinergy Corp. 2003 Form 10-K
10-c	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Cinergy Services, Inc. (Services), CG&E, and PSI, and William J. Grealis.	Cinergy Corp. 2002 Form 10-K
10-d	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis.	Cinergy Corp. 2003 Form 10-K
10-e	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr.	Cinergy Corp. 2002 Form 10-K
10-f	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus.	Cinergy Corp. 2002 Form 10-K
10-g	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus.	Cinergy Corp. 2003 Form 10-K
10-h	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner.	Cinergy Corp. 2002 Form 10-K
10-i	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner.	Cinergy Corp. 2003 Form 10-K
10-j	Cinergy Corp. CG&E PSI	Amended and Restated Employment Agreement dated January 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and R. Foster Duncan.	Cinergy Corp. 2002 Form 10-K
10-k	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated January 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and R. Foster Duncan.	Cinergy Corp. 2003 Form 10-K
10-l	Cinergy Corp. CG&E PSI	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly.	Cinergy Corp. 2003 Form 10-K
10-m	Cinergy Corp. CG&E PSI	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly.	Cinergy Corp. 2003 Form 10-K
10-n	Cinergy Corp.	Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability dated February 15, 2002, between Cinergy Corp., and Larry E. Thomas.	Cinergy Corp. 2001 Form 10-K

10-o	Cinergy Corp.	Separation and Retirement Agreement and Waiver and Release of Liability dated October 8, 2002 between Cinergy Corp. and Donald B. Ingle, Jr.	Cinergy Corp. 2002 Form 10-K
10-p	Cinergy Corp. PSI	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-q	Cinergy Corp. PSI	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-r	Cinergy Corp. PSI	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993
10-s	Cinergy Corp. CG&E	Deferred Compensation Agreement between CG&E and Jackson H. Randolph dated January 1, 1992.	CG&E 1992 Form 10-K
10-t	Cinergy Corp. CG&E	Split Dollar Insurance Agreement, effective as of May 1, 1993, between CG&E and Jackson H. Randolph.	CG&E 1994 Form 10-K
10-u	Cinergy Corp. CG&E	Amended and Restated Supplemental Retirement Income Agreement between CG&E and Jackson H. Randolph dated January 1, 1995.	CG&E 1995 Form 10-K
10-v	Cinergy Corp. CG&E	Amended and Restated Supplemental Executive Retirement Income Agreement between CG&E and certain executive officers.	CG&E 1997 Form 10-K
10-w	Cinergy Corp.	Cinergy Corp. Supplemental Executive Retirement Plan amended and restated effective January 1, 1999, adopted October 15, 1998.	Cinergy Corp. 1999 Form 10-K
10-x	Cinergy Corp.	Amendment to Cinergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2003, adopted October 10, 2003.	Cinergy Corp. 2003 Form 10-K
10-y	Cinergy Corp.	Amendment to Cinergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2003, adopted December 15, 2003.	Cinergy Corp. 2003 Form 10-K
10-z	Cinergy Corp.	1997 Amendments to Various Compensation and Benefit Plans of Cinergy Corp., adopted January 30, 1997.	Cinergy Corp. 1997 Form 10-K
10-aa	Cinergy Corp.	Cinergy Corp. Stock Option Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-bb	Cinergy Corp.	Amendment to Cinergy Corp. Stock Option Plan, amended October 22, 1996, effective November 1, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-cc	Cinergy Corp.	Amended and Restated Cinergy Corp. Annual Incentive Plan, effective January 25, 2002.	Cinergy Corp. 2001 Form 10-K
10-dd	Cinergy Corp.	Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-ee	Cinergy Corp.	Amendment to Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted April 26, 1996, effective January 1, 1996.	Cinergy Corp. June 30, 1996, Form 10-Q
10-ff	Cinergy Corp.	Amendment to Cinergy Corp. Employee Stock Purchase and Savings Plan, adopted October 22, 1996, effective November 1, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-gg	Cinergy Corp.	Cinergy Corp. UK Sharesave Scheme, adopted and effective December 16, 1999.	Cinergy Corp. 1999 Form 10-K
10-hh	Cinergy Corp.	Cinergy Corp. Directors’ Deferred Compensation Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Corp. Form S-8, filed October 19, 1994
10-ii	Cinergy Corp.	Amendment to Cinergy Corp. Directors’ Deferred Compensation Plan, adopted October 22, 1996.	Cinergy Corp. September 30, 1996, Form 10-Q
10-jj	Cinergy Corp.	Cinergy Corp. Retirement Plan for Directors, amended and restated effective January 1, 1999, adopted October 15, 1998.	Cinergy Corp. Schedule 14A Definitive Proxy Statement filed March 12, 1999
10-kk	Cinergy Corp.	Cinergy Corp. Directors’ Equity Compensation Plan adopted October 15, 1998, effective January 1, 1999.	Cinergy Corp. Schedule 14A Definitive Proxy Statement filed March 12, 1999
10-ll	Cinergy Corp.

Cinergy Corp. Executive Supplemental Life Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II.

Cinergy Corp. 1994 Form 10-K
10-mm	Cinergy Corp.	Cinergy Corp. Executive Life Insurance Plan, effective as of January 1, 2004, adopted December 18, 2003.	Cinergy Corp. 2003 Form 10-K
10-nn	Cinergy Corp.	Amended and Restated Cinergy Corp. 1996 Long-term Incentive Compensation Plan, effective January 25, 2002.	Cinergy Corp. 2001 Form 10-K
10-oo	Cinergy Corp.	Cinergy Corp. 401(k) Excess Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy Corp. 1996 Form 10-K
10-pp	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted January 24, 2002, effective January 1, 2002.	Cinergy Corp. Form S-8, filed January 31, 2002

10-qq	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted December 18, 2002, effective January 1, 2003.	Cinergy Corp. 2002 Form 10-K
10-rr	Cinergy Corp.	Amendment to Cinergy Corp. 401(k) Excess Plan, adopted March 31, 2004, effective January 1, 2004.	Cinergy Corp. March 31, 2004 Form 10-Q
10-ss	Cinergy Corp.	Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy Corp. 1996 Form 10-K
10-tt	Cinergy Corp.	Amendment to Cinergy Corp. Nonqualified Deferred Incentive Compensation Plan, adopted December 18, 2002, effective January 1, 2002.	Cinergy Corp. 2002 Form 10-K
10-uu	Cinergy Corp.	Cinergy Corp. Director, Officer and Key Employee Stock Purchase Program, effective January 7, 2000, adopted December 10, 1999.	Cinergy Corp. 1999 Form 10-K
10-vv	Cinergy Corp.	Cinergy Corp. Non-Union Employees’ Pension Plan adopted December 18, 2002, amended and restated effective January 1, 2003.	Cinergy Corp. 2002 Form 10-K
10-ww	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ Pension Plan, effective May 1, 2003, adopted October 10, 2003.	Cinergy Corp. 2003 Form 10-K
10-xx	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ Pension Plan, effective December 1, 2003, adopted October 10, 2003.	Cinergy Corp. 2003 Form 10-K
10-yy	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ Pension Plan, effective January 1, 2005, adopted December 17, 2004.
10-zz	Cinergy Corp.	Cinergy Corp. Non-Union Employees’ Severance Opportunity Plan as amended and restated effective June 1, 2001, adopted May 30, 2001.	Cinergy Corp. June 30, 2001, Form 10-Q
10-aaa	Cinergy Corp.	Amendment to the Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability, between Cinergy Corp. and Larry E. Thomas.	Cinergy Corp. March 31, 2002, Form 10-Q
10-bbb	Cinergy Corp.	Second Amendment to the Amended and Restated Separation and Retirement Agreement and Waiver and Release of Liability, between Cinergy Corp. and Larry E. Thomas.	Cinergy Corp. June 30, 2002, Form 10-Q
10-ccc	Cinergy Corp.	Amended and Restated Cinergy Corp. Non-Union Employees’ 401(k) Plan, adopted December 18, 2002, effective January 1, 2003.	Cinergy Corp. 2002 Form 10-K
10-ddd	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ 401(k) Plan, effective December 1, 2003, adopted October 10, 2003.	Cinergy Corp. 2003 Form 10-K
10-eee	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ 401(k) Plan, effective January 1, 2004, adopted December 16, 2003.	Cinergy Corp. 2003 Form 10-K
10-fff	Cinergy Corp.	Amendment to Cinergy Corp. Non-Union Employees’ 401(k) Plan, effective January 1, 2005, adopted December 17, 2004.
10-ggg	Cinergy Corp.	Cinergy Corp. Union Employees’ 401(k) Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy Corp. 1999 Form 10-K
10-hhh	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ 401(k) Plan, adopted December 1, 1999, effective December 10, 1999.	Cinergy Corp. 1999 Form 10-K
10-iii	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ 401(k) Plan, effective January 1, 2004, adopted December 16, 2003.	Cinergy Corp. 2003 Form 10-K
10-jjj	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ 401(k) Plan, effective January 1, 2005, adopted December 17, 2004.
10-kkk	Cinergy Corp.	Cinergy Corp. Union Employees’ Savings Incentive Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy Corp. 1999 Form 10-K
10-lll	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ Savings Incentive Plan, effective December 1, 1999, adopted December 10, 1999.	Cinergy Corp. 1999 Form 10-K
10-mmm	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ Savings Incentive Plan, effective January 1, 2004, adopted December 16, 2003.	Cinergy Corp. 2003 Form 10-K
10-nnn	Cinergy Corp.	Amendment to Cinergy Corp. Union Employees’ Savings Incentive Plan, effective January 1, 2005, adopted December 17, 2004.
10-ooo	Cinergy Corp.	Cinergy Corp. Excess Profit Sharing Plan, effective as of January 1, 2003, adopted December 20, 2002.	Cinergy Corp. 2003 Form 10-K
10-ppp	Cinergy Corp.	Cinergy Corp. Excess Pension Plan, as amended and restated, effective as of January 1, 1998.	Cinergy Corp. 2003 Form 10-K
10-qqq	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of August 29, 2002.	Cinergy Corp. 2003 Form 10-K
10-rrr	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of January 1, 2003, adopted October 10, 2003.	Cinergy Corp. 2003 Form 10-K
10-sss	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of December 15, 2003.	Cinergy Corp. 2003 Form 10-K

10-ttt	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of January 1, 2004, adopted December 16, 2003.	Cinergy Corp. 2003 Form 10-K
10-uuu	Cinergy Corp.	Amendment to Cinergy Corp. Excess Pension Plan, effective as of January 1, 2005, adopted December 17, 2004.
10-vvv	PSI	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc., CinCap Madison, LLC and PSI dated as of February 5, 2003.	PSI March 31, 2003 Form 10-Q
10-www	PSI	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc., CinCap VII, LLC and PSI dated as of February 5, 2003.	PSI March 31, 2003 Form 10-Q

10-xxx	Cinergy Corp.	Form of incentive stock option grant agreement.	Cinergy Corp. September 30, 2004 Form 10-Q

10-yyy	Cinergy Corp.	Form of non-qualified stock option grant agreement.	Cinergy Corp. September 30, 2004 Form 10-Q

10-zzz	Cinergy Corp.	Form of restricted stock grant agreement.	Cinergy Corp. September 30, 2004 Form 10-Q

10-aaaa	Cinergy Corp.	Form of performance share grant agreement.	Cinergy Corp. September 30, 2004 Form 10-Q

10-bbbb	Cinergy Corp.	Form of phantom stock grant agreement.	Cinergy Corp. September 30, 2004 Form 10-Q

10-cccc	Cinergy Corp.	Summary Sheet of Compensation Arrangement between Cinergy Corp. and its Non-Employee Directors.

10-dddd	Cinergy Corp.	Form of Stock Award Agreement by and between Cinergy Corp. and its Directors	Cinergy Corp. Form 8-K, filed December 14, 2004

10-eeee	Cinergy Corp.	Form of Deferred Compensation Agreement by and between Cinergy Corp. and its Directors	Cinergy Corp. Form 8-K, filed December 14, 2004
Subsidiaries of the registrant
21	Cinergy Corp. CG&E PSI	Subsidiaries of Cinergy Corp., CG&E, and PSI
Consent of experts and counsel
23	Cinergy Corp. CG&E PSI ULH&P	Independent Auditors’ Consent
Power of attorney
24	Cinergy Corp. CG&E PSI ULH&P	Power of Attorney
Certifications
31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Regulation S-K 229.10(d) requires Registrants to identify the physical location, by SEC file number reference, of all documents that are incorporated by reference and have been on file with the SEC for more than five years. The SEC file number references for Cinergy and its subsidiaries, which are registrants are provided below:

Cinergy Corp. in file number 1-11377
CG&E in file number 1-1232
PSI in file number 1-3543
ULH&P in file number 2-7793

Each registrant hereby undertakes to furnish to the SEC upon request a copy of any long-term debt instrument not previously listed.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period

Cinergy Corp. and subsidiaries

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2004	$7,884	$1,317	$153	$3,840	$—	$5,514

2003	$16,368	$3,256	$302	$12,042	$—	$7,884

2002	$34,110	$7,883	$9,270	$34,873	$22	$16,368

CG&E and subsidiaries

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2004	$1,602	$570	$114	$1,564	$—	$722

2003	$5,942	$2,900	$256	$7,496	$—	$1,602

2002	$25,874	$2,029	$6,096	$28,057	$—	$5,942

PSI

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2004	$1,110	$21	$—	$960	$—	$171

2003	$5,656	$—	$—	$4,546	$—	$1,110

2002	$6,773	$2,310	$3,174	$6,579	$22	$5,656

ULH&P

Accumulated Provisions
Deducted from Applicable Assets

Allowance for Doubtful Accounts

2004	$192	$—	$—	$179	$—	$13

2003	$84	$—	$108	$—	$—	$192

2002	$1,196	$392	$2,383	$3,887	$—	$84

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

Date: February 25, 2004

	By	/s/ James E. Rogers
James E. Rogers
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the indicated registrants and in the capacities and on the dates indicated:

Signature	Title	Date

Cinergy Corp.
Michael G. Browning*	Director	February 25, 2005
Phillip R. Cox*	Director	February 25, 2005
George C. Juilfs*	Director	February 25, 2005
Thomas E. Petry*	Director	February 25, 2005

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	February 25, 2005
Mary L. Schapiro*	Director	February 25, 2005
John J. Schiff, Jr.*	Director	February 25, 2005
Philip R. Sharp*	Director	February 25, 2005
Dudley S. Taft*	Director	February 25, 2005

/s/ James L. Turner
James L. Turner	Chief Financial Officer (principal financial officer)	February 25, 2005

/s/ Lynn J. Good
Lynn J. Good	Vice President and Controller (principal accounting officer)	February 25, 2005

CG&E
Michael J. Cyrus*	Director	February 25, 2005

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	February 25, 2005

/s/ James L. Turner
James L. Turner	Director and Chief Financial Officer (principal financial officer)	February 25, 2005

/s/ Lynn J. Good
Lynn J. Good	Vice President and Controller (principal accounting officer)	February 25, 2005

PSI
Michael G. Browning*	Director	February 25, 2005
Kay E. Pashos*	Director	February 25, 2005

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	February 25, 2005

/s/ James L. Turner
James L. Turner	Chief Financial Officer (principal financial officer)	February 25, 2005

/s/ Lynn J. Good
Lynn J. Good	Vice President and Controller (principal accounting officer)	February 25, 2005

ULH&P

Michael J. Cyrus*	Director	February 25, 2005

/s/ James E. Rogers
James E. Rogers	Director and Chief Executive Officer (principal executive officer)	February 25, 2005

/s/ James L. Turner
James L. Turner	Director and Chief Financial Officer (principal financial officer)	February 25, 2005

/s/ Lynn J. Good
Lynn J. Good	Vice President and Controller (principal accounting officer)	February 25, 2005

*                 The undersigned, by signing his name hereto, does hereby execute this Form 10-K on behalf of the officers and directors of the registrant previously indicated by asterisks, pursuant to powers of attorney duly executed by such officers and directors and incorporated by reference as an exhibit to this Form 10-K.

/s/ James E. Rogers
James E. Rogers
Attorney-In-Fact
February 25, 2005

/s/ James L. Turner
James L. Turner
Attorney-In-Fact
February 25, 2005