Form 10-Q
period 2005-03-31
UNION LIGHT HEAT & POWER CO; CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC
filed 2005-05-10
CIK 100858, 899652, 20290, 81020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 30, 2005, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	198,327,844

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I. FINANCIAL INFORMATION

1	Financial Statements
Cinergy Corp. and Subsidiary Companies
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

PSI Energy, Inc. and Subsidiary Company
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
Recent Developments
Executive Summary
2005 Quarterly Results of Operations - Cinergy
2005 Quarterly Results of Operations - CG&E
2005 Quarterly Results of Operations - PSI
2005 Quarterly Results of Operations - ULH&P
Liquidity and Capital Resources
Future Expectations/Trends
Market Risk Sensitive Instruments
Accounting Matters

3	Quantitative and Qualitative Disclosures About Market Risk

4	Controls and Procedures

PART II. OTHER INFORMATION

1	Legal Proceedings

2	Unregistered Sales of Equity Securities and Use of Proceeds

4	Submission of Matters to a Vote of Security Holders

5	Other Information

6	Exhibits

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended March 31
	2005	2004
	(in thousands, except per share amounts) (unaudited)

Operating Revenues
Electric	$926,297	$858,436
Gas	313,096	350,846
Other	104,856	79,376
Total Operating Revenues	1,344,249	1,288,658

Operating Expenses
Fuel, emission allowances, and purchased power	304,963	293,890
Gas purchased	208,600	223,516
Costs of fuel resold	85,843	57,462
Operation and maintenance	331,708	310,836
Depreciation	126,486	104,857
Taxes other than income taxes	78,932	82,247
Total Operating Expenses	1,136,532	1,072,808

Operating Income	207,717	215,850

Equity in Earnings of Unconsolidated Subsidiaries	4,836	2,748
Miscellaneous Income (Expense) – Net	2,340	(15,508)
Interest Expense	64,064	67,395
Preferred Dividend Requirements of Subsidiaries	858	858

Income Before Taxes	149,971	134,837

Income Taxes	32,615	31,822

Net Income	$117,356	$103,015

Average Common Shares Outstanding – Basic	195,647	179,261

Earnings Per Common Share – Basic (Note 8)	$0.60	$0.57

Average Common Shares Outstanding – Diluted	196,712	181,926

Earnings Per Common Share – Diluted (Note 8)	$0.60	$0.57

Cash Dividends Declared Per Common Share	$0.48	$0.47

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2005	December 31 2004
	(dollars in thousands) (unaudited)

Current Assets
Cash and cash equivalents	$124,108	$164,541
Notes receivable, current	126,984	214,513
Accounts receivable less accumulated provision for doubtful accounts of $5,000 at March 31, 2005, and $5,514 at December 31, 2004	985,262	1,061,140
Fuel, emission allowances, and supplies	390,064	444,750
Energy risk management current assets	450,770	381,146
Prepayments and other	234,303	174,624
Total Current Assets	2,311,491	2,440,714

Property, Plant, and Equipment – at Cost
Utility plant in service	10,136,415	10,076,468
Construction work in progress	429,817	333,687
Total Utility Plant	10,566,232	10,410,155
Non-regulated property, plant, and equipment	4,734,719	4,700,009
Accumulated depreciation	5,257,604	5,180,699
Net Property, Plant, and Equipment	10,043,347	9,929,465

Other Assets
Regulatory assets	1,016,347	1,030,333
Investments in unconsolidated subsidiaries	495,195	513,675
Energy risk management non-current assets	239,028	138,787
Notes receivable, non-current	188,391	193,857
Other investments	123,654	125,367
Restricted funds held in trust	341,126	358,006
Goodwill and other intangible assets	154,293	132,752
Other	118,260	119,361
Total Other Assets	2,676,294	2,612,138

Total Assets	$15,031,132	$14,982,317

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31 2005	December 31 2004
	(dollars in thousands) (unaudited)

Current Liabilities
Accounts payable	$1,272,124	$1,348,576
Accrued taxes	251,493	216,804
Accrued interest	61,000	54,473
Notes payable and other short-term obligations (Note 3)	449,844	958,910
Long-term debt due within one year	222,748	219,967
Energy risk management current liabilities	427,161	310,741
Other	129,366	171,188
Total Current Liabilities	2,813,736	3,280,659

Non-Current Liabilities
Long-term debt	4,240,579	4,227,741
Deferred income taxes	1,574,111	1,597,120
Unamortized investment tax credits	97,524	99,723
Accrued pension and other postretirement benefit costs	710,788	688,277
Regulatory liabilities	563,873	557,419
Energy risk management non-current liabilities	247,127	127,340
Other	224,599	225,298
Total Non-Current Liabilities	7,658,601	7,522,918

Commitments and Contingencies

Total Liabilities	10,472,337	10,803,577

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,818

Common Stock Equity
Common stock - $.01 par value; authorized shares – 600,000,000; issued shares – 198,128,516 at March 31, 2005, and 187,653,506 at December 31, 2004; outstanding shares – 197,989,654 at March 31, 2005, and 187,524,229 at December 31, 2004	1,981	1,877
Paid-in capital	2,919,758	2,559,715
Retained earnings	1,638,704	1,613,340
Treasury shares at cost – 138,862 shares at March 31, 2005, and 129,277 shares at December 31, 2004	(4,635)	(4,336)
Accumulated other comprehensive loss	(59,831)	(54,674)
Total Common Stock Equity	4,495,977	4,115,922

Total Liabilities and Shareholders’ Equity	$15,031,132	$14,982,317

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stock Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Quarter Ended March 31, 2005

Balance at January 1, 2005 (187,524,229 shares)	$1,877	$2,559,715	$1,613,340	$(4,336)	$(54,674)	$4,115,922
Comprehensive income:
Net income			117,356			117,356
Other comprehensive income, net of tax effect of $2,431
Foreign currency translation adjustment					(5,838)	(5,838)
Unrealized loss on investment trusts					(1,175)	(1,175)
Cash flow hedges					1,856	1,856
Total comprehensive income						112,199

Issuance of common stock – net (10,475,010 shares)	104	353,753				353,857
Treasury shares purchased (9,585 shares)				(299)		(299)
Dividends on common stock ($0.48 per share)			(91,879)			(91,879)
Other		6,290	(113)			6,177

Ending balance at March 31, 2005 (197,989,654 shares)	$1,981	$2,919,758	$1,638,704	$(4,635)	$(59,831)	$4,495,977

Quarter Ended March 31, 2004

Balance at January 1, 2004 (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682
Comprehensive income:
Net income			103,015			103,015
Other comprehensive income (loss), net of tax effect of $(914)
Foreign currency translation adjustment					986	986
Unrealized gain on investment trusts					755	755
Cash flow hedges					(275)	(275)
Total comprehensive income						104,481

Issuance of common stock – net (1,226,916 shares)	13	21,082				21,095
Treasury shares purchased (18,853 shares)				(607)		(607)
Dividends on common stock ($0.47 per share)			(83,987)			(83,987)
Other		3,681	(36)			3,645

Ending balance at March 31, 2004 (179,544,917 shares)	$1,797	$2,220,748	$1,569,995	$(3,862)	$(43,369)	$3,745,309

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2005	2004
	(dollars in thousands)
	(unaudited)

Cash Flows from Operations
Operating Activities
Net income	$117,356	$103,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126,486	104,857
Loss on impairment or disposal of subsidiaries and investments, net	6,818	22,766
Change in net position of energy risk management activities	66,342	(7,030)
Deferred income taxes and investment tax credits – net	(20,258)	11,627
Equity in earnings of unconsolidated subsidiaries	(4,836)	(2,748)
Allowance for equity funds used during construction	(1,987)	(254)
Regulatory asset/liability deferrals	(23,520)	7,351
Regulatory assets amortization	34,426	25,367
Accrued pension and other postretirement benefit costs	22,511	19,082
Cost of removal	(5,475)	(3,805)
Changes in current assets and current liabilities:
Accounts and notes receivable	159,607	27,156
Fuel, emission allowances, and supplies	51,082	82,044
Prepayments	(65,218)	(35,336)
Accounts payable	(75,935)	123,620
Accrued taxes and interest	41,216	10,047
Other assets	(17,543)	(9,609)
Other liabilities	(32,954)	4,555

Net cash provided by operating activities	378,118	482,705

Financing Activities
Change in short-term debt	(509,066)	(114,318)
Issuance of long-term debt	4,165	—
Redemption of long-term debt	(3,516)	(114,652)
Issuance of common stock	353,857	21,095
Dividends on common stock	(91,879)	(83,987)

Net cash used in financing activities	(246,439)	(291,862)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(242,511)	(145,748)
Proceeds from notes receivable	4,852	4,238
Withdrawal of restricted cash held in trust	35,631	—
Acquisitions and other investments	(2,155)	(14,317)
Proceeds from distributions by investments and sale of investments and subsidiaries	32,071	14,405

Net cash used in investing activities	(172,112)	(141,422)

Net increase (decrease) in cash and cash equivalents	(40,433)	49,421
Cash and cash equivalents at beginning of period	164,541	169,120
Cash and cash equivalents at end of period	$124,108	$218,541

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$60,902	$68,397
Income taxes	$7,671	$7,057

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended March 31
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$464,331	$417,915
Gas	306,354	327,652
Other	52,671	19,692
Total Operating Revenues	823,356	765,259

Operating Expenses
Fuel, emission allowances, and purchased power	145,702	121,658
Gas purchased	207,782	223,517
Costs of fuel resold	40,986	17,746
Operation and maintenance	162,147	149,763
Depreciation	45,165	44,386
Taxes other than income taxes	59,434	64,195
Total Operating Expenses	661,216	621,265

Operating Income	162,140	143,994

Miscellaneous Income – Net	3,523	2,854
Interest Expense	22,950	22,436

Income Before Taxes	142,713	124,412

Income Taxes	58,047	46,957

Net Income	$84,666	$77,455

Preferred Dividend Requirement	211	211

Net Income Applicable to Common Stock	$84,455	$77,244

Net Income	$84,666	$77,455

Other Comprehensive Income (Loss), Net of Tax	1,718	(324)

Comprehensive Income	$86,384	$77,131

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2005	December 31 2004
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$9,320	$4,154
Notes receivable from affiliated companies	69,763	121,559
Accounts receivable less accumulated provision for doubtful accounts	191,060	145,105
Accounts receivable from affiliated companies	24,766	30,916
Fuel, emission allowances, and supplies	185,600	199,769
Energy risk management current assets	243,590	148,866
Prepayments and other	79,341	54,650
Total Current Assets	803,440	705,019

Property, Plant, and Equipment — at Cost
Utility plant in service
Electric	2,265,310	2,249,352
Gas	1,193,511	1,179,764
Common	250,344	249,576
Total Utility Plant In Service	3,709,165	3,678,692
Construction work in progress	63,868	45,762
Total Utility Plant	3,773,033	3,724,454
Non-regulated property, plant, and equipment	3,700,646	3,660,226
Accumulated depreciation	2,727,925	2,694,708
Net Property, Plant, and Equipment	4,745,754	4,689,972

Other Assets
Regulatory assets	594,400	609,550
Energy risk management non-current assets	108,105	47,276
Restricted funds held in trust	86,331	93,671
Other	90,853	86,871
Total Other Assets	879,689	837,368

Total Assets	$6,428,883	$6,232,359

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31 2005	December 31 2004
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$381,745	$332,316
Accounts payable to affiliated companies	44,892	85,127
Accrued taxes	197,415	149,010
Accrued interest	23,066	19,408
Notes payable and other short-term obligations (Note 3)	112,100	112,100
Notes payable to affiliated companies (Note 3)	79,603	180,116
Long-term debt due within one year	150,000	150,000
Energy risk management current liabilities	232,128	120,204
Other	32,459	33,712
Total Current Liabilities	1,253,408	1,181,993

Non-Current Liabilities
Long-term debt	1,443,984	1,443,668
Deferred income taxes	1,091,348	1,090,897
Unamortized investment tax credits	71,666	73,120
Accrued pension and other postretirement benefit costs	233,804	228,058
Regulatory liabilities	178,096	164,846
Energy risk management non-current liabilities	103,682	40,184
Other	65,820	70,395
Total Non-Current Liabilities	3,188,400	3,111,168

Commitments and Contingencies

Total Liabilities	4,441,808	4,293,161

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock – $8.50 par value; authorized shares – 120,000,000; outstanding shares – 89,663,086 at March 31, 2005, and December 31, 2004	762,136	762,136
Paid-in capital	584,176	584,176
Retained earnings	656,391	610,232
Accumulated other comprehensive loss	(36,113)	(37,831)
Total Common Stock Equity	1,966,590	1,918,713

Total Liabilities and Shareholders’ Equity	$6,428,883	$6,232,359

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$84,666	$77,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,165	44,386
Deferred income taxes and investment tax credits – net	(13,253)	(2,863)
Change in net position of energy risk management activities	19,869	(18,356)
Allowance for equity funds used during construction	(130)	(245)
Regulatory asset/liability deferrals	4,944	19,282
Regulatory assets amortization	23,313	14,636
Accrued pension and other postretirement benefit costs	5,746	4,324
Cost of removal	(1,294)	(1,736)
Changes in current assets and current liabilities:
Accounts and notes receivable	14,775	107,163
Fuel, emission allowances, and supplies	9,480	19,293
Prepayments	(24,688)	(2,748)
Accounts payable	8,983	(74,720)
Accrued taxes and interest	52,063	31,812
Other assets	429	4,579
Other liabilities	7,346	10,156

Net cash provided by operating activities	237,414	232,418

Financing Activities
Change in short-term debt, including net affiliate notes	(103,297)	9,357
Redemption of long-term debt	—	(110,000)
Dividends on preferred stock	—	(51)
Dividends on common stock	(38,296)	(54,926)

Net cash used in financing activities	(141,593)	(155,620)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(98,580)	(69,857)
Withdrawal of restricted funds held in trust	7,822	—
Other investments	103	(2)

Net cash used in investing activities	(90,655)	(69,859)

Net increase in cash and cash equivalents	5,166	6,939

Cash and cash equivalents at beginning of period	4,154	15,842

Cash and cash equivalents at end of period	$9,320	$22,781

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$20,187	$21,341
Income taxes	$8,891	$3,447

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended March 31
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$425,408	$416,279

Operating Expenses
Fuel, emission allowances, and purchased power	132,036	154,906
Operation and maintenance	120,570	108,801
Depreciation	66,847	48,831
Taxes other than income taxes	15,661	16,412
Total Operating Expenses	335,114	328,950

Operating Income	90,294	87,329

Miscellaneous Income – Net	3,377	547
Interest Expense	24,765	19,924

Income Before Taxes	68,906	67,952

Income Taxes	26,561	27,146

Net Income	$42,345	$40,806

Preferred Dividend Requirement	647	647

Net Income Applicable to Common Stock	$41,698	$40,159

Net Income	$42,345	$40,806

Other Comprehensive Income (Loss), Net of Tax	(1,195)	484

Comprehensive Income	$41,150	$41,290

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2005	December 31 2004
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$3,154	$10,794
Restricted deposits	23,327	22,063
Notes receivable from affiliated companies	39,395	72,958
Accounts receivable less accumulated provision for doubtful accounts	16,434	31,177
Accounts receivable from affiliated companies	4,641	437
Fuel, emission allowances, and supplies	112,086	108,793
Prepayments and other	8,994	11,804
Total Current Assets	208,031	258,026

Property, Plant, and Equipment – at Cost
Utility plant in service	6,427,250	6,397,776
Construction work in progress	365,949	287,925
Total Utility Plant	6,793,199	6,685,701
Accumulated depreciation	2,326,838	2,284,932
Net Property, Plant, and Equipment	4,466,361	4,400,769

Other Assets
Regulatory assets	421,947	420,783
Other investments	71,520	73,396
Restricted funds held in trust	240,137	264,335
Other	35,880	32,587
Total Other Assets	769,484	791,101

Total Assets	$5,443,876	$5,449,896

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31 2005	December 31 2004
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$39,099	$65,151
Accounts payable to affiliated companies	23,218	38,292
Accrued taxes	88,295	65,871
Accrued interest	25,380	27,532
Notes payable and other short-term obligations (Note 3)	135,500	135,500
Notes payable to affiliated companies (Note 3)	144,374	130,580
Long-term debt due within one year	51,166	50,000
Other	31,507	33,326
Total Current Liabilities	538,539	546,252

Non-Current Liabilities
Long-term debt	1,823,204	1,824,219
Deferred income taxes	653,174	638,061
Unamortized investment tax credits	25,858	26,603
Accrued pension and other postretirement benefit costs	216,070	209,992
Regulatory liabilities	385,777	392,573
Other	89,073	88,665
Total Non-Current Liabilities	3,193,156	3,180,113

Commitments and Contingencies

Total Liabilities	3,731,695	3,726,365

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,333

Common Stock Equity
Common stock – without par value; $.01 stated value; authorized shares – 60,000,000; outstanding shares – 53,913,701 at March 31, 2005, and December 31, 2004	539	539
Paid-in capital	626,019	626,019
Retained earnings	1,068,462	1,078,617
Accumulated other comprehensive loss	(25,172)	(23,977)
Total Common Stock Equity	1,669,848	1,681,198

Total Liabilities and Shareholders’ Equity	$5,443,876	$5,449,896

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$42,345	$40,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,847	48,831
Deferred income taxes and investment tax credits – net	10,158	20,656
Allowance for equity funds used during construction	(1,857)	(9)
Regulatory asset/liability deferrals	(28,464)	(11,931)
Regulatory assets amortization	11,113	10,731
Accrued pension and other postretirement benefit costs	6,078	5,190
Cost of removal	(4,181)	(2,069)
Changes in current assets and current liabilities:
Accounts and notes receivable	44,102	15,044
Fuel, emission allowances, and supplies	(1,931)	23,147
Prepayments	1,929	1,170
Accounts payable	(41,126)	(52,915)
Accrued taxes and interest	20,272	12,570
Other assets	(7,378)	(1,194)
Other liabilities	1,809	1,009

Net cash provided by operating activities	119,716	111,036

Financing Activities
Change in short-term debt, including net affiliate notes	13,794	(5,757)
Dividends on preferred stock	(647)	(647)
Dividends on common stock	(51,853)	(28,957)

Net cash used in financing activities	(38,706)	(35,361)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(113,801)	(64,500)
Withdrawal of restricted funds held in trust	25,276	—
Other investments	(125)	(944)

Net cash used in investing activities	(88,650)	(65,444)

Net increase (decrease) in cash and cash equivalents	(7,640)	10,231

Cash and cash equivalents at beginning of period	10,794	6,565

Cash and cash equivalents at end of period	$3,154	$16,796

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$29,435	$24,743
Income taxes	$9,850	$3,132

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

THE UNION LIGHT, HEAT
AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME

	Quarter Ended March 31
	2005	2004
	(dollars in thousands)
	(unaudited)
Operating Revenues
Electric	$54,584	$56,215
Gas	57,775	58,139
Total Operating Revenues	112,359	114,354

Operating Expenses
Electricity purchased from parent company for resale	39,501	39,453
Gas purchased	40,199	40,833
Operation and maintenance	15,715	13,760
Depreciation	5,109	4,925
Taxes other than income taxes	1,485	1,438
Total Operating Expenses	102,009	100,409

Operating Income	10,350	13,945

Miscellaneous Income – Net	852	499
Interest Expense	1,745	1,227

Income Before Taxes	9,457	13,217

Income Taxes	3,262	5,329

Net Income	$6,195	$7,888

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

ASSETS

	March 31 2005	December 31 2004
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$9,307	$4,197
Notes receivable from affiliated companies	15,280	20,675
Accounts receivable less accumulated provision for doubtful accounts	949	1,451
Accounts receivable from affiliated companies	612	5,671
Inventory and supplies	4,051	8,500
Prepayments and other	143	285
Total Current Assets	30,342	40,779

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	286,595	285,828
Gas	259,986	256,667
Common	42,257	42,176
Total Utility Plant In Service	588,838	584,671
Construction work in progress	10,853	6,070
Total Utility Plant	599,691	590,741
Accumulated depreciation	180,096	176,726
Net Property, Plant, and Equipment	419,595	414,015

Other Assets
Regulatory assets	7,421	10,070
Other	2,741	2,801
Total Other Assets	10,162	12,871

Total Assets	$460,099	$467,665

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	March 31 2005	December 31 2004
	(dollars in thousands)
	(unaudited)
Current Liabilities
Accounts payable	$12,575	$16,028
Accounts payable to affiliated companies	19,705	22,236
Accrued taxes	3,571	—
Accrued interest	1,580	1,370
Notes payable to affiliated companies (Note 3)	—	11,246
Other	6,642	7,009
Total Current Liabilities	44,073	57,889

Non-Current Liabilities
Long-term debt	94,357	94,340
Deferred income taxes	56,380	58,422
Unamortized investment tax credits	2,584	2,626
Accrued pension and other postretirement benefit costs	18,314	17,762
Regulatory liabilities	32,190	29,979
Other	13,495	14,136
Total Non-Current Liabilities	217,320	217,265

Commitments and Contingencies

Total Liabilities	261,393	275,154

Common Stock Equity
Common stock – $15.00 par value; authorized shares – 1,000,000; outstanding shares – 585,333 at March 31, 2005, and December 31, 2004	8,780	8,780
Paid-in capital	23,455	23,455
Retained earnings	167,757	161,562
Accumulated other comprehensive loss	(1,286)	(1,286)
Total Common Stock Equity	198,706	192,511

Total Liabilities and Shareholder’s Equity	$460,099	$467,665

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2005	2004
	(dollars in thousands)
	(unaudited)
Operating Activities
Net income	$6,195	$7,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,109	4,925
Deferred income taxes and investment tax credits – net	(397)	(1,258)
Allowance for equity funds used during construction	(116)	14
Regulatory asset/liability deferrals	1,143	3,466
Regulatory assets amortization	1,419	192
Accrued pension and other postretirement benefit costs	552	505
Cost of removal	(229)	(414)
Changes in current assets and current liabilities:
Accounts and notes receivable	15,305	15,231
Inventory and supplies	4,449	3,052
Prepayments	142	139
Accounts payable	(5,984)	(3,122)
Accrued taxes and interest	4,352	7,390
Other assets	1,614	18
Other liabilities	(3,265)	(408)

Net cash provided by operating activities	30,289	37,618

Financing Activities
Change in short-term debt, including net affiliate notes	(15,595)	(24,037)

Net cash used in financing activities	(15,595)	(24,037)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(9,584)	(7,460)

Net cash used in investing activities	(9,584)	(7,460)

Net increase in cash and cash equivalents	5,110	6,121

Cash and cash equivalents at beginning of period	4,197	1,899

Cash and cash equivalents at end of period	$9,307	$8,020

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$1,455	$1,480
Income taxes	$—	$3

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

INDEX

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note
Number

1	Summary of Significant Accounting Policies

2	Common Stock

3	Notes Payable and Other Short-term Obligations

4	Energy Trading Credit Risk

5	Pension and Other Postretirement Benefits

6	Commitments and Contingencies

7	Financial Information by Business Segment

8	Earnings Per Common Share (EPS)

9	Transfer of Generating Assets

10	Subsequent Events

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

1.     Summary of Significant Accounting Policies

(a)           Presentation

Our Condensed Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results.  These results are not necessarily indicative of results for a full year.  These statements should be read in conjunction with the Financial Statements and the notes thereto included in the registrants’ combined Form 10-K for the year ended December 31, 2004 (2004 10-K).  Certain amounts in the 2004 Condensed Financial Statements have been reclassified to conform to the 2005 presentation.

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

These estimates and judgments are discussed more fully in “Critical Accounting Estimates” in our 2004 10-K.  Actual results could differ, as these estimates and assumptions involve judgment about future events or performance.

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

Unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of March 31, 2005 and 2004, were as follows:

	2005	2004
	(in millions)

Cinergy	$143	$133
CG&E and subsidiaries	86	80
PSI	57	53
ULH&P	15	14

(ii)          Energy Marketing and Trading Revenues

We market and trade electricity, natural gas, and other energy-related products.  Many of the contracts associated with these products qualify as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  We designate derivative transactions as either trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.  Trading contracts are reported on a net basis and non-trading contracts are reported on a gross basis.  Net reporting requires presentation of realized and unrealized gains and losses on trading derivatives on a net basis in Operating Revenues.  Gross reporting requires presentation of sales contracts in Operating Revenues and purchase contracts in Fuel, emission allowances, and purchased power expense or Gas purchased expense.

(iii)         Other Operating Revenues

Cinergy and CG&E recognize revenue from coal origination, which represents contract structuring and marketing of physical coal.  These revenues are included in Other Operating Revenues on the Condensed Consolidated Statements of Income.  Other Operating Revenues for Cinergy also includes sales of synthetic fuel.

(c)           Derivatives

Cinergy designates derivatives as fair value hedges for certain volumes of our natural gas held in storage.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified gas held in storage) are included in Gas Operating Revenues in Cinergy’s Condensed Consolidated Statements of Income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the gas held in storage on a quarterly basis.  Selected information on Cinergy’s hedge accounting activities for the quarters ended March 31, 2005 and 2004 were as follows:

	2005	2004
	(in millions)

Portion of gain (loss) on hedging instruments determined to be ineffective	$(4)	$4
Portion of gain on hedging instruments related to changes in time value excluded from assessment of ineffectiveness	4	2
Total included in Gas operating revenues	$—	$6

(d)           Accounting Changes

(i)           Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143).  Statement 143 requires recognition of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  Interpretation 47 clarifies that a conditional asset retirement obligation (which occurs when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity) is a legal obligation within the scope of Statement 143.  As such, the fair value of a conditional asset retirement obligation must be recognized as a liability when incurred if the liability’s fair value can be reasonably estimated.  Interpretation 47 also clarifies when sufficient information exists to reasonably estimate the fair value of an asset retirement obligation.

Cinergy will adopt Interpretation 47 on December 31, 2005.  Upon adoption of Interpretation 47 Cinergy will recognize the impact, if any, of additional liabilities for conditional asset retirement obligations as a cumulative effect of a change in accounting principle.  We have begun evaluating the impact of adopting this new interpretation and are currently unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

(ii)          Share-Based Payment

In December 2004, the FASB issued a replacement of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R).  This standard will require accounting for all stock-based compensation arrangements under the fair value method in addition to other provisions.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various stock-based compensation plans other than stock options.  We are in the process of evaluating the impact of this new standard on these plans.  Cinergy will adopt Statement 123R on January 1, 2006.

(iii)         Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  Cinergy has not fully completed its evaluation of the effects of the AJCA on its foreign investment strategy.  However, based on the evaluation to date, it does not appear that the effects of the provision will have a material impact on our financial position or results of operations.

2.     Common Stock

As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock pursuant to certain stock purchase contracts that were issued as a component of combined securities in December 2001.  Net proceeds from the transaction of $316 million were used to reduce short-term debt.

Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the first quarter of 2005, Cinergy issued 1.3 million shares under these plans.

3.     Notes Payable and Other Short-term Obligations

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $2 billion revolving credit facilities and $1.5 billion commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies:

	March 31, 2005			December 31, 2004
			Weighted			Weighted
	Established		Average	Established		Average
	Lines	Outstanding	Rate	Lines	Outstanding	Rate
	(dollars in millions)

Cinergy
Cinergy Corp.
Revolving lines(1)	$2,000	$—	—%	$2,000	$—	—%
Uncommitted lines	40	—	—	40	—	—
Commercial paper(2)		155	2.88		676	2.45

Utility operating companies
Uncommitted lines	75	—	—	75	—	—
Pollution control notes		248	2.70		248	2.43

Non-regulated subsidiaries
Revolving lines(3)	162	20	3.52	158	8	5.67
Short-term debt		2	4.50		2	4.50
Pollution control notes		25	2.66		25	2.30

Cinergy Total		$450	2.81%		$959	2.47%

CG&E and subsidiaries
Uncommitted lines	$15	$—	—%	$15	—	—%
Pollution control notes		112	2.64		112	2.34
Money pool		80	2.86		180	2.38

CG&E Total		$192	2.73%		$292	2.36%

PSI
Uncommitted lines	$60	$—	—%	$60	$—	—%
Pollution control notes		136	2.76		136	2.49
Money pool		144	2.86		130	2.38

PSI Total		$280	2.81%		$266	2.44%

ULH&P
Money pool		$—	—%		$11	2.38%

ULH&P Total		$—	—%		$11	2.38%

(1)           Consists of a three-year $1 billion facility and a five-year $1 billion facility.  The three-year facility was entered into in April 2004 and matures in April 2007.  The five-year facility was entered into in December 2004, matures in December 2009, and contains $500 million sublimits each for CG&E and PSI.

(2)           Cinergy Corp.’s commercial paper program limit is $1.5 billion.  The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

(3)           Of the $162 million, $150 million relates to a three-year senior revolving credit facility that Cinergy Canada, Inc. entered into in December 2004 and matures in December 2007.

At March 31, 2005, Cinergy Corp. had $1.8 billion remaining unused and available capacity relating to its $2 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
		(in millions)

Five-year senior revolving	December 2009
Direct borrowing			$—
Commercial paper support			—

Total five-year facility(1)		$1,000	—	$1,000

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			155
Letter of credit support			12

Total three-year facility		1,000	167	833

Total Credit Facilities		$2,000	$167	$1,833

(1)           CG&E and PSI each have $500 million borrowing sublimits on this facility.

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

The latter two events, however, are subject to dollar-based materiality thresholds.  As of March 31, 2005, Cinergy, CG&E, and PSI are in compliance with all of their debt covenants.

4.     Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of March 31, 2005, 93 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s Ratings Services or Moody’s Investors Service is used; otherwise, Cinergy’s internal rating of the counterparty is used.  The remaining seven percent represents credit exposure of $57 million with counterparties rated non-investment grade.

As of March 31, 2005, CG&E had a concentration of trading credit exposure of $37 million with two counterparties accounting for greater than ten percent of CG&E’s total trading credit exposure.  These counterparties are rated investment grade.

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

5.     Pension and Other Postretirement Benefits

As discussed in the 2004 10-K, Cinergy Corp. sponsors both pension and other postretirement benefits plans.  Our qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.  In addition, we sponsor non-qualified pension plans that cover officers, certain other key employees, and non-employee directors.  We provide certain health care and life insurance benefits to retired United States employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical, dental, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

Based on preliminary estimates, we expect 2005 contributions of $102 million for qualified pension benefits, which is an increase from the $72 million disclosed in the 2004 10-K.  This $30 million increase is primarily the result of a change in the retirement age assumption which increased the near-term funding estimates.  Actual contributions for the first quarter of 2005 were zero.

Our benefit plans’ costs for the quarters ended March 31, 2005 and 2004, included the following components:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
Quarter Ended March 31	2005	2004	2005	2004	2005	2004
	(in millions)

Service cost	$9.6	$8.8	$1.4	$1.2	$1.6	$1.4
Interest cost	24.1	22.1	1.8	1.7	5.7	6.0
Expected return on plans’ assets	(22.0)	(20.1)	—	—	—	—
Amortization of transition (asset) obligation	—	(0.1)	—	—	0.1	0.8
Amortization of prior service cost	1.1	1.1	0.5	0.5	(0.1)	—
Recognized actuarial loss	1.9	0.5	0.6	0.7	2.7	2.1
Net periodic benefit cost	$14.7	$12.3	$4.3	$4.1	$10.0	$10.3

The net periodic benefit costs by registrant for the quarters ended March 31, 2005 and 2004, were as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
Quarter Ended March 31	2005	2004	2005	2004	2005	2004
	(in millions)

Cinergy(1)	$14.7	$12.3	$4.3	$4.1	$10.0	$10.3
CG&E and subsidiaries	4.4	3.7	0.2	0.2	2.6	2.6
PSI	3.8	3.2	0.2	0.2	4.9	5.3
ULH&P	0.4	0.4	—	—	0.3	0.2

(1)        The results of Cinergy also include amounts related to non-registrants.

6.     Commitments and Contingencies

(a)           Environmental

(i)           Emission Reduction Rulemakings

In October 1998, the Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the nitrogen oxides (NOX) State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states.  The EPA’s final rule, which applies to 22 states in the eastern United States including the three states in which our electric utilities operate, required states to develop rules to reduce NOX emissions from utility and industrial sources.  In a related matter, in response to petitions filed by several states alleging air quality impacts from upwind sources located in other states, the EPA issued a rule pursuant to Section 126 of the Clean Air Act (CAA) that required reductions similar to those required under the NOX SIP Call.  Various states and industry groups challenged the final rules in the Court of Appeals for the District of Columbia Circuit, but the court upheld the key provisions of the rules.

The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the final NOX SIP Call, which includes Indiana, Kentucky, and Ohio.  All three states have adopted a cap and trade program as the mechanism to achieve the required reductions.  Cinergy, CG&E, and PSI have installed selective catalytic reduction units (SCR) and other pollution controls and implemented certain combustion turbine improvements at various generating stations to comply with the NOX SIP Call.  Cinergy also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate.  We currently estimate that we will incur capital costs of approximately $12 million in addition to $788 million already incurred to comply with this program.

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR), formerly the Interstate Air Quality Rule, which would require states to revise their SIP by September 2006 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The rule established a two-phase, regional cap and trade program for sulfur dioxide (SO2) and NOX, affecting 28 states, including Ohio, Indiana, and Kentucky, and requires SO2 and NOX emissions to be cut 70 percent and 65 percent, respectively, by 2015.  At the same time, the EPA issued the Clean Air Mercury Rule (CAMR) which requires reductions in mercury emissions from coal-fired power plants.  The final regulation also adopts a two-phase cap and trade approach that requires mercury reductions of 70 percent by 2018.  Under both CAIR and CAMR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.  Numerous states and environmental organizations have challenged certain EPA regulatory determinations contending that CAMR does not require enough reductions.  At this time we cannot predict the outcome of this matter.

Over the 2005-2009 time period, we expect to spend approximately $1.8 billion to reduce mercury, SO2, and NOX emissions.  These estimates include $1.7 billion in costs to comply with CAIR and CAMR.  These estimates also include estimated costs to comply at plants that we own but do not operate and could change when taking into consideration compliance plans of co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Approximately 60 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  See (b)(i) for more details.  CG&E would receive partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its recently approved rate stabilization plan (RSP).  See (b)(ii) for more details.

In June 2004, the EPA made final state non-attainment area designations to implement the revised ozone standard.  In January 2005, the EPA made final state non-attainment area designations to implement the new fine particulate standard.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard.  States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively.  Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls.  In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Cinergy is a member, filed petitions for review in the United States Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations.  Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its financial position or results of operations.

(ii)          Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards.  Depending on the EPA’s final disposition of the pending petition and its proposal discussed previously, Cinergy’s generating stations could become subject to requirements for additional SO2 and NOX emissions reductions.  We expect a decision from the EPA on this matter by August 2005.  It is unclear at this time whether any additional reductions would be necessary beyond those required under the CAA.

(iii)         Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery, and the United States Federal District Court for the Southern District of Indiana has set the case for trial by jury commencing in February 2006.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.  This matter is scheduled for trial commencing June 2005.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by

DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

(iv)         Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend these lawsuits vigorously in court and filed motions to dismiss with the other defendants in September 2004.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

(v)   Selective Catalytic Reduction Units at Gibson Station

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern that portions of the plume from those units’ stacks appeared to break apart and descend to ground level, at certain times, under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management (IDEM), EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explored alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

In April 2005, we completed the installation of a permanent control system to address this issue.  The new control system will support all five Gibson generating units.  We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

(vi)         Zimmer Station Lawsuit

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, Ohio laws against nuisance and common law nuisance.  CG&E filed a motion to dismiss the lawsuit on primarily procedural grounds and we intend to defend against these claims vigorously.  The plaintiffs have filed a number of additional notices of intent to sue and a second lawsuit raising claims similar to those in the original claim.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.

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

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI has appealed this decision.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

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

(viii)       Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 120 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

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

(b)           Regulatory

(i)           PSI Environmental Compliance Case

In November 2004, PSI filed a compliance plan case with the Indiana Utility Regulatory Commission (IURC) seeking approval of PSI’s plan for complying with SO2, NOX, and mercury emission reduction requirements discussion previously in (a)(i), including approval of cost recovery and an overall rate of return of eight percent related to certain projects.  PSI requested approval to recover the financing, depreciation, and operating and maintenance costs, among others, related to $1.08 billion in capital projects designed to reduce emissions of SO2, NOX, and mercury at PSI’s coal-burning generating stations.  An evidentiary hearing is scheduled for May 2005 and a final IURC Order is expected in the third quarter of 2005.

(ii)          CG&E Electric Rate Filings

CG&E made multiple rate filings in 2003 with the Public Utilities Commission of Ohio (PUCO) seeking approval of CG&E’s methodology for establishing market-based rates for generation service at the end of the market development (frozen rate) period and to recover investments made in the transmission and distribution system.  The PUCO requested in these proceedings that CG&E propose a RSP to mitigate the potential for significant rate increases when the market development period comes to an end.  In January 2004, CG&E filed its proposed RSP.  In May 2004, CG&E entered into a settlement agreement with many of the parties to these proceedings requesting that the PUCO approve a modified version of the RSP.  In September 2004, the PUCO issued an order seeking to modify several key provisions of this settlement and as a result of these modifications, CG&E filed a petition for rehearing in October 2004.  The PUCO approved a modified version of the plan in November 2004, the major features of which are as follows:

•      Provider of Last Resort (POLR) Charge:  CG&E began collecting a POLR charge from non-residential customers effective January 1, 2005, and will begin to collect a POLR charge from residential customers effective January 1, 2006.  The POLR charge includes several discrete charges, the most significant being an annually adjusted component (AAC) intended to provide cost recovery primarily for environmental compliance expenditures; an infrastructure maintenance fund charge (IMF) intended to provide compensation to CG&E for committing its physical capacity to meet its POLR obligation; and a system reliability tracker (SRT) intended to provide cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs.  We anticipate the collection of the AAC and IMF will result in an approximate $36 million increase in revenues in 2005 and an additional $50 million in 2006.  The SRT will be billed based on dollar-for-dollar costs incurred.  A portion of these charges are avoidable by certain customers who switch to an alternative generation supplier.  Therefore, these estimates are subject to change, depending on the level of switching that occurs in future periods.  In 2007 and 2008, CG&E could seek additional increases in the AAC component of the POLR based on CG&E’s actual net costs for the specified expenditures.

•      Generation Rates and Fuel Recovery:  A new rate has been established for generation service after the market development period ends.  In addition, a fuel cost recovery mechanism that is adjusted quarterly has been established to recover costs for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates were applied to non-residential customers beginning January 1, 2005 and will be applied to residential customers beginning January 1, 2006.

•      Generation Rate Reduction:  The existing five percent generation rate reduction required by statute for residential customers implemented under CG&E’s 2000 plan will end on December 31, 2005.

•      Transmission Cost Recovery:  Transmission cost recovery mechanisms were established beginning January 1, 2005 for non-residential customers and will be established beginning January 1, 2006 for residential customers.  The transmission cost recovery mechanisms are designed to permit CG&E to recover Midwest Independent Transmission System Operator, Inc. charges, all Federal Energy Regulatory Commission (FERC) approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by CG&E.

•      Distribution Cost Recovery:  CG&E will have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 with recovery from non-residential customers to be provided through a rider beginning January 1, 2006 through December 31, 2010.

CG&E had also filed an electric distribution base rate case for residential and non-residential customers to be effective January 1, 2005.  Under the terms of the RSP described previously, CG&E withdrew this base rate case and, in February 2005, CG&E filed a new distribution base rate case with rates to become effective January 1, 2006.  The requested amount of the increase is $78 million.

In March 2005, the Ohio Consumers’ Counsel asked the Ohio Supreme Court to overturn the RSP.  We expect the court to decide the case before January 1, 2006; however, at this time we cannot predict the outcome of this matter.

(iii)         ULH&P Gas Rate Case

In 2002, the Kentucky Public Service Commission (KPSC) approved ULH&P’s gas base rate case requesting, among other things, recovery of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The costs would be recovered through a tracking mechanism for an initial three year period, with the possibility of renewal up to ten years.  To date, we have capitalized $31 million in costs associated with the accelerated gas main replacement program.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  Through March 31, 2005, ULH&P has recovered $6.3 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC.  ULH&P is requesting approval to continue the tracking mechanism in addition to its request for a $14 million increase in base rates, which is a seven percent increase in current retail gas rates.  ULH&P expects that the KPSC will issue its decision by the fourth quarter of 2005.

(iv)         Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  CG&E filed a comprehensive plan with the PUCO in December 2004 providing for replacement of approximately 5,000 risers in 2005 with continued monitoring thereafter.  CG&E estimates the replacement cost of these risers will not be material.  In April 2005, the PUCO issued an order closing this case.  The PUCO issued a separate order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio.  At this time, Cinergy and CG&E cannot predict the outcome of this matter.

(c)           Other

(i)           Energy Market Investigations

In August 2003, Cinergy, along with Cinergy Marketing & Trading, LP (Marketing & Trading) and 37 other companies, were named as defendants in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000, and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Two similar lawsuits have subsequently been filed, and these three lawsuits have been consolidated for pretrial purposes.  The plaintiffs filed a consolidated class action complaint in January 2004.  Cinergy’s motion to dismiss was granted in September 2004 leaving only Marketing & Trading in the lawsuit.  We believe this action against Marketing & Trading is without merit and intend to defend this lawsuit vigorously.

Cinergy continues to provide various Assistant United States Attorneys with information with respect to their investigations into energy market practices.  We understand that we are neither a target nor are we under investigation by the Department of Justice in relation to any of these communications.

At this time, we do not believe the outcome of these investigations and litigation will have a material impact on Cinergy’s financial position or results of operations.

(ii)          Synthetic Fuel Production

In July 2002, Cinergy Capital & Trading, Inc. acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits (through 2007) in accordance with IRC Section 29 if certain requirements are satisfied.  The three key requirements are that (a) the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel, (b) the fuel produced is sold to an unrelated entity and (c) the fuel was produced from a facility that was placed in service before July 1, 1998.  In addition to the existing plant, we have recently purchased an additional synthetic fuel plant.

During the third quarter of 2004, several unrelated entities announced that the IRS had challenged or threatened to challenge the placed in service dates of some of the entities’ synthetic fuel plants.  A successful IRS challenge could result in disallowance of all credits previously claimed for fuel produced by the subject plants.  Cinergy’s sale of synthetic fuel has generated $244 million in tax credits through March 31, 2005.  The IRS is currently auditing Cinergy for the 2002 and 2003 tax years.  It is reasonable to anticipate that the IRS will evaluate the various key requirements for claiming our Section 29 credits related to synthetic fuel.  Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility that specifically addressed the significant chemical change requirement.  Additionally, although not addressed in the letter ruling, we believe that our facility’s in service date meets the Section 29 requirements.

IRC Section 29 also provides for a phase-out of the credit based on the average price of crude oil during a calendar year.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  We believe that crude oil prices would need to average approximately $60 per barrel from May through December 2005 for any credits to be phased out for 2005.  The credits would be entirely phased out if crude oil prices were to average approximately $80 per barrel during that same time period.  Based on recent forecasts of crude oil prices for the remainder of 2005, we do not currently expect a negative impact on our ability to recognize the projected benefit of Section 29 credits in 2005.

Under currently enacted law, the credit under IRC Section 29 will cease to be available for synthetic fuel sold after December 31, 2007.

(iii)         Guarantees

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

Cinergy had guaranteed borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Under these guarantees, Cinergy would have been obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by certain directors, officers, and key employees.  This program terminated pursuant to its terms during the first quarter of 2005 and as of March 31, 2005, all borrowings had been repaid by the participants.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operations and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential liability to be $52 million under these guarantees as of March 31, 2005.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

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

7.     Financial Information by Business Segment

As discussed in the 2004 10-K, we conduct operations through our subsidiaries, and manage through the following three reportable segments:

•      Regulated Business Unit (Regulated);

•      Commercial Business Unit (Commercial); and

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

Following are the financial results by business unit.  Certain prior year amounts have been reclassified to conform to the current presentation.

Financial results by business unit for the quarters ended March 31, 2005, and March 31, 2004, are as indicated below.

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in millions)

Quarter ended March 31, 2005

Operating revenues
External customers	$912	$432	$—	$1,344	$—	$1,344
Intersegment revenues	12	45	—	57	(57)	—

Gross margins
Electric	442	179	—	621	—	621	(3)
Gas	98	6	—	104	—	104	(4)

Segment profit (loss)(2)	76	45	(4)	117	—	117

Quarter ended March 31, 2004

Operating revenues
External customers	$913	$376	$—	$1,289	$—	$1,289
Intersegment revenues	24	50	—	74	(74)	—

Gross margins
Electric	406	159	—	565	—	565	(3)
Gas	104	23	—	127	—	127	(4)

Segment profit (loss)(2)	81	45	(23)	103	—	103

(1)           The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and Regulated.

(2)           Management utilizes segment profit (loss), after taxes, to evaluate segment performance.

(3)           Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(4)           Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Total segment assets at March 31, 2005, and December 31, 2004, are as indicated below:

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	All Other(1)	Consolidated
	(in millions)

Total segment assets at March 31, 2005	$8,973	$5,853	$127	$14,953	$78	$15,031
Total segment assets at December 31, 2004	$9,774	$4,992	$136	$14,902	$80	$14,982

(1)           The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

8.     Earnings Per Common Share (EPS)

A reconciliation of EPS – basic to EPS – diluted is presented below for the quarters ended March 31, 2005 and 2004:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended March 31, 2005
EPS – basic:	$117,356	195,647	$0.60

Effect of dilutive securities:
Common stock options		627
Directors’ compensation plans		148
Stock purchase contracts		290

EPS – diluted:	$117,356	196,712	$0.60

Quarter Ended March 31, 2004
EPS – basic:	$103,015	179,261	$0.57

Effect of dilutive securities:
Common stock options		835
Directors’ compensation plans		148
Contingently issuable common stock		574
Stock purchase contracts		1,108

EPS – diluted:	$103,015	181,926	$0.57

Options to purchase shares of common stock are excluded from the calculation of EPS – diluted, if they are considered to be anti-dilutive.  Share amounts of 1.5 million and 0.9 million were excluded from the EPS – diluted calculation for the quarters ended March 31, 2005 and 2004, respectively.

Also excluded from the EPS – diluted calculation for the quarter ended March 31, 2004 are 9.7 million shares,  issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock associated with these preferred stock securities.

9.     Transfer of Generating Assets

The KPSC has conditionally approved and the FERC has approved ULH&P’s planned acquisition of CG&E’s 68.9 percent ownership interest in the East Bend Station, located in Boone County, Kentucky, the Woodsdale Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio.  ULH&P is currently seeking approval of the transaction from the Securities and Exchange Commission (SEC), wherein the Ohio Consumers’ Counsel has intervened in opposition.  The transfer, which will be at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of SEC approval, we would anticipate the transfer to take place in the third quarter of 2005.

10.  Subsequent Events

Merger Agreement

On May 8, 2005, Duke Energy Corporation (Duke) agreed to acquire all outstanding shares of Cinergy  where each share of Cinergy stock is exchanged for 1.56 shares of Duke stock.  The transaction is expected to close in approximately 12 months, however that timing is contingent on various regulatory approvals that could take longer to obtain.   A discussion of the details of this agreement follows.

Duke, Cinergy Corp., Deer Holding Corp., a Delaware corporation (“Holdco”), Deer Acquisition Corp., a North Carolina corporation (“Merger Sub A”), and Cougar Acquisition Corp., a Delaware corporation (“Merger Sub B”), entered into an Agreement and Plan of Merger (together with the exhibits thereto, the “Merger Agreement”).  Each of Holdco, Merger Sub A and Merger Sub B are newly-formed, wholly-owned direct or indirect subsidiaries of Duke, and Merger Sub A and Merger Sub B are direct wholly-owned subsidiaries of Holdco.

The Merger Agreement provides that Merger Sub A will merge with and into Duke (the “Duke Merger”) and each share of Duke common stock will be cancelled and converted into the right to receive one share of Holdco common stock.  In the Duke Merger, Duke will be the surviving corporation and continue as a wholly-owned subsidiary of Holdco and the former shareholders of Duke will be shareholders of Holdco.  As a result of the Duke Merger, Duke will shift into a holding company structure wherein Duke will become a wholly-owned direct subsidiary Holdco.

Following the Duke Merger, Duke (as a subsidiary of Holdco) may convert to a limited liability company (the “Duke Conversion”) and be renamed “Duke Power LLC.”  If the Duke Conversion occurs, Duke Power LLC will be a limited liability company whose membership or other equity interests will be held by Holdco. Following the Duke Conversion, Duke Power LLC will initiate one or more restructuring transactions as described in the Merger Agreement, including the distribution of certain subsidiaries of Duke Power LLC to Holdco.

Following the latest of the consummation of the Duke Merger and any of the restructuring transactions, Merger Sub B will merge with and into Cinergy (the “Cinergy Merger” and, together with the Duke Merger, the “Mergers”) and each share of Cinergy common stock will be cancelled and converted into the right to receive 1.56 shares of Holdco common stock.  In the Cinergy Merger, Cinergy will be the surviving corporation and will continue as a wholly-owned subsidiary of Holdco and the former shareholders of Cinergy will be shareholders of Holdco.

All outstanding options at the effective time of the Mergers, whether vested or unvested, will be converted into options to acquire shares of Holdco common stock.  Each outstanding option to acquire one share of Duke common stock will be converted into an option to acquire one share of Holdco common stock at the same exercise price. Each outstanding option to acquire one share of Cinergy common stock will be converted into an option to acquire 1.56 shares of Holdco common stock at an equitably adjusted exercise price.  The options to acquire Holdco common stock will be issued subject to the same terms and conditions as were applicable under the Duke or Cinergy option plan pursuant to which each option was initially issued.

In connection with the signing of the Merger Agreement, Duke announced that it would suspend the voluntary portion of its share repurchase program pending further assessment.

The Merger Agreement provides that following the effective time of the Mergers, Holdco will have a fifteen member board of directors, which will include ten directors named by Duke and five directors named by Cinergy.  Paul M. Anderson, Chairman and Chief Executive Officer of Duke, will be the Chairman of the Board of Directors of Holdco, with certain additional responsibilities for analyzing potential strategic alternatives regarding the separation of the gas and electric businesses.  James E. Rogers, Chairman, President and Chief Executive Officer of Cinergy, will be the President and Chief Executive Officer of Holdco.

Duke and Cinergy have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Mergers and covenants not to engage in certain kinds of transactions during that period.  During such period, Cinergy will not increase its regular quarterly cash dividend without the prior written consent of Duke and Duke may increase its regularly quarterly cash dividend up to $0.31 per share without the prior written consent of Cinergy.  In addition, Duke and Cinergy have made certain additional customary covenants, including, among others, covenants, subject to certain exceptions, (A) to cause a stockholder meeting to be held to consider approval of the Mergers and the other transactions contemplated by the Merger Agreement, (B) not to solicit proposals relating to alternative business combination transactions, and (C) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.

Consummation of the Mergers is subject to customary conditions, including, among others, (i) approval of the stockholders of each of Duke and Cinergy, (ii) absence of any material adverse effect, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) absence of any order or injunction prohibiting the consummation of the Mergers, (v) the registration statement of Holdco filed on Form S-4 shall have become effective, (vi) shares of  Holdco common stock shall have been approved for listing on the New York Stock Exchange, (vii) subject to certain exceptions, the accuracy of representations and warranties with respect to Duke’s and Cinergy’s business, as applicable, (viii) receipt of customary tax opinions, and (ix) receipt of all required statutory approvals from, among others, the Federal Energy Regulatory Commission, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, the Nuclear Regulatory Commission, the Federal Communications Commission, and state public service and utility commissions.

The Merger Agreement contains certain termination rights for both Duke and Cinergy, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay the other party’s fees and expenses in an amount not to exceed $35 million or a termination fee of $300 million in the case of a fee payable by Cinergy to Duke or a termination fee of $500 million in the case of a fee payable by Duke to Cinergy.  The termination fee is payable by Cinergy under specified circumstances, including (i) if Cinergy enters into a definitive agreement with respect to certain business combinations (other than the Merger Agreement), or (ii) if Duke terminates the Merger Agreement following a withdrawal by Cinergy’s Board of Directors of its recommendation of the Merger Agreement and the Mergers under certain circumstances.  The termination fee is payable by Duke under specified circumstances, including (i) if Duke enters into a definitive agreement with respect to certain business combinations (other than the Merger Agreement), or (ii) if Cinergy terminates the Merger Agreement following a withdrawal by Duke’s Board of Directors of its recommendation of the Merger Agreement and the Mergers under certain circumstances.

Wheatland Generating Facility Acquisition

On May 6, 2005, PSI and CG&E signed a definitive agreement with subsidiaries of Allegheny Energy, Inc. to acquire the 512-megawatt Wheatland generating facility for approximately $100 million.  The Wheatland facility, located in Knox County, Indiana, has four natural gas-fired simple cycle combustion turbines and is directly connected to the Cinergy transmission system.  Its output will be used to bolster the reserve margins on the PSI and/or CG&E systems.  Under the transaction agreement, PSI and CG&E may each take a share of ownership of the plant or either one may acquire the entire ownership interest, with the ownership structure to be determined shortly before closing.  The transaction is subject to receipt of required regulatory approvals and other customary conditions.  Cinergy expects to close the acquisition in the fourth quarter of 2005.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•                  Factors affecting operations, such as:

(1)          unanticipated weather conditions;

(2)          unscheduled generation outages;

(3)          unusual maintenance or repairs;

(4)          unanticipated changes in costs, including costs of coal and emission allowances;

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

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2004 (2004 10-K).  We have reclassified certain prior-year amounts in the financial statements of Cinergy, The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) to conform to current presentation.  The following discussions of results are not necessarily indicative of the results to be expected in any future period.

RECENT DEVELOPMENTS

Merger Agreement

On May 8, 2005, Duke Energy Corporation, a North Carolina corporation (“Duke”), Cinergy Corp., a Delaware corporation (“Cinergy”), Deer Holding Corp., a Delaware corporation (“Holdco”), Deer Acquisition Corp., a North Carolina corporation (“Merger Sub A”), and Cougar Acquisition Corp., a Delaware corporation (“Merger Sub B”), entered into an Agreement and Plan of Merger (together with the exhibits thereto, the “Merger Agreement”).  Each of Holdco, Merger Sub A and Merger Sub B are newly-formed, wholly-owned direct or indirect subsidiaries of Duke, and Merger Sub A and Merger Sub B are direct wholly-owned subsidiaries of Holdco.

On May 9, 2005, Duke and Cinergy issued a joint press release announcing the execution of the Merger Agreement.  A copy of such press release was filed as Exhibit 99.1 in Cinergy’s 8-K dated May 10, 2005.

The Merger Agreement provides that Merger Sub A will merge with and into Duke (the “Duke Merger”) and each share of Duke common stock will be cancelled and converted into the right to receive one share of Holdco common stock.  In the Duke Merger, Duke will be the surviving corporation and continue as a wholly-owned subsidiary of Holdco and the former shareholders of Duke will be shareholders of Holdco.  As a result of the Duke Merger, Duke will shift into a holding company structure wherein Duke will become a wholly-owned direct subsidiary Holdco.

Following the Duke Merger, Duke (as a subsidiary of Holdco) may convert to a limited liability company (the “Duke Conversion”) and be renamed “Duke Power LLC.”  If the Duke Conversion occurs, Duke Power LLC will be a limited liability company whose membership or other equity interests will be held by Holdco. Following the Duke Conversion, Duke Power LLC will initiate one or more restructuring transactions as described in the Merger Agreement, including the distribution of certain subsidiaries of Duke Power LLC to Holdco.

Following the latest of the consummation of the Duke Merger and any of the restructuring transactions, Merger Sub B will merge with and into Cinergy (the “Cinergy Merger” and, together with the Duke Merger, the “Mergers”) and each share of Cinergy common stock will be cancelled and converted into the right to receive 1.56 shares of Holdco common stock.  In the Cinergy Merger, Cinergy will be the surviving corporation and will continue as a wholly-owned subsidiary of Holdco and the former shareholders of Cinergy will be shareholders of Holdco.

All outstanding options at the effective time of the Mergers, whether vested or unvested, will be converted into options to acquire shares of Holdco common stock.  Each outstanding option to acquire one share of Duke common stock will be converted into an option to acquire one share of Holdco common stock at the same exercise price. Each outstanding option to acquire one share of Cinergy common stock will be converted into an option to acquire 1.56 shares of Holdco common stock at an equitably adjusted exercise price.  The options to acquire Holdco common stock will be issued subject to the same terms and conditions as were applicable under the Duke or Cinergy option plan pursuant to which each option was initially issued.

In connection with the signing of the Merger Agreement, Duke announced that it would suspend the voluntary portion of its share repurchase program pending further assessment.

The Merger Agreement provides that following the effective time of the Mergers, Holdco will have a fifteen member board of directors, which will include ten directors named by Duke and five directors named by Cinergy.  Paul M. Anderson, Chairman and Chief Executive Officer of Duke, will be the Chairman of the Board of Directors of Holdco, with certain additional responsibilities for analyzing potential strategic alternatives regarding the separation of the gas and electric businesses.  James E. Rogers, Chairman, President and Chief Executive Officer of Cinergy, will be the President and Chief Executive Officer of Holdco.

Duke and Cinergy have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Mergers and covenants not to engage in certain kinds of transactions during that period.  During such period, Cinergy will not increase its regular quarterly cash dividend without the prior written consent of Duke and Duke may increase its regularly quarterly cash dividend up to $0.31 per share without the prior written consent of Cinergy.  In addition, Duke and Cinergy have made certain additional customary covenants, including, among others, covenants, subject to certain exceptions, (A) to cause a stockholder meeting to be held to consider approval of the Mergers and the other transactions contemplated by the Merger Agreement, (B) not to solicit proposals relating to alternative business combination transactions, and (C) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.

Consummation of the Mergers is subject to customary conditions, including, among others, (i) approval of the stockholders of each of Duke and Cinergy, (ii) absence of any material adverse effect, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) absence of any order or injunction prohibiting the consummation of the Mergers, (v) the registration statement of Holdco filed on Form S-4 shall have become effective, (vi) shares of  Holdco common stock shall have been approved for listing on the New York Stock Exchange, (vii) subject to certain exceptions, the accuracy of representations and warranties with respect to Duke’s and Cinergy’s business, as applicable, (viii) receipt of customary tax opinions, and (ix) receipt of all required statutory approvals from, among others, the Federal Energy Regulatory Commission, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, the Nuclear Regulatory Commission, the Federal Communications Commission, and state public service and utility commissions.

The Merger Agreement contains certain termination rights for both Duke and Cinergy, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay the other party’s fees and expenses in an amount not to exceed $35 million or a termination fee of $300 million in the case of a fee payable by Cinergy to Duke or a termination fee of $500 million in the case of a fee payable by Duke to Cinergy.  The termination fee is payable by Cinergy under specified circumstances, including (i) if Cinergy enters into a definitive agreement with respect to certain business combinations (other than the Merger Agreement), or (ii) if Duke terminates the Merger Agreement following a withdrawal by Cinergy’s Board of Directors of its recommendation of the Merger Agreement and the Mergers under certain circumstances.  The termination fee is payable by Duke under specified circumstances, including (i) if Duke enters into a definitive agreement with respect to certain business combinations (other than the Merger Agreement), or (ii) if Cinergy terminates the Merger Agreement following a withdrawal by Duke’s Board of Directors of its recommendation of the Merger Agreement and the Mergers under certain circumstances.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 in Cinergy’s 8-K dated May 10, 2005.

Employment Arrangements and Agreement

At the effective time of the Mergers, Paul M. Anderson shall be Chairman of the Board of Directors of Holdco.  In addition to the duties of the Chairman of the Board of Directors of Holdco set forth in the Holdco By-laws, Mr. Anderson shall have management responsibilities for analyzing potential strategic alternatives regarding the separation of Duke’s gas and electric businesses.

At the effective time of the Mergers, James E. Rogers shall become President and Chief Executive Officer of Holdco.  Duke, Cinergy, Holdco and Mr. Rogers have executed a term sheet (the “Rogers Employment Agreement Term Sheet”) pursuant to which the parties agree to amend the existing employment agreement for Mr. Rogers in certain respects to reflect the Merger Agreement and the transactions contemplated thereby (as so amended, the “Rogers Employment Agreement”).  The Rogers Employment Agreement will be assumed by Holdco effective upon the completion of the Mergers.  The Rogers Employment Agreement provides for a three-year term of employment commencing upon completion of the Mergers, which shall renew automatically for subsequent one-year periods thereafter if neither Mr. Rogers nor Holdco gives notice prior to or as of a specified date.

The Rogers Employment Agreement provides that the parties will negotiate in good faith to restructure the current compensation arrangements for Mr. Rogers to provide that he shall be paid substantially in the form of equity compensation by which the current Duke Chief Executive Officer is presently compensated, in any event on terms no less favorable than Mr. Rogers’ existing compensation arrangements.

If Mr. Rogers’ employment is involuntarily terminated without cause, or Mr. Rogers terminates with “good reason” on or prior to the second anniversary of the completion of the Mergers, or within two years following a change in control of Holdco, then he will receive an amount no less than the economic value to which he would otherwise be entitled under his existing employment agreement had he terminated employment under such circumstances immediately following the completion of the Mergers.  If such termination of employment occurs at any time following the second anniversary of the completion of the Mergers (other than within two years following a change in control of Holdco), then he will receive an amount no less than the economic value to which he would otherwise be entitled under his existing employment agreement had he terminated employment immediately prior to the occurrence of a change in control of Cinergy (and, in either case, such economic value shall be determined without regard to the form of his then-restructured compensation arrangements).  The required relocation of Mr. Rogers to Charlotte, North Carolina will not constitute a “good reason” trigger under the Rogers Employment Agreement.

Effective upon the completion of the Merger, Cinergy will waive the limitation on Mr. Rogers’ ability to sell, while still employed, certain shares of stock of Cinergy acquired upon the exercise of Cinergy stock options, provided that Mr. Rogers will be subject to any future Duke/Holdco stock ownership guidelines.

A copy of the Rogers Employment Agreement Term Sheet was filed as Exhibit 10.1 in Cinergy’s 8-K dated May 10, 2005.

In connection with the signing of the Merger Agreement, Cinergy entered into amendments to the employment agreements of certain of its named executive officers (each an “Amendment to Employment Agreement”), including each of Messrs. Cyrus, Manly and Turner pursuant to which each of the executives has agreed to waive his right to resign for good reason and collect severance benefits solely as a result of being required to relocate to Charlotte, North Carolina or, for some executives, Houston, Texas in connection with the Mergers.  In addition, the good reason definitions were amended to eliminate the executives’ right to resign for good reason and collect severance due to changes to the executives’ title and to add a right to resign for good reason and collect severance pay in the event that Mr. Rogers fails to continue to serve as Chief Executive Officer of Holdco (other than as a result of his death, disability, termination for cause or his voluntary resignation without good reason).

A form of the Amendment to Employment Agreement was filed as Exhibit 10.2 in Cinergy’s 8-K dated May 10, 2005.

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

(1)                                  See Note 9 of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for further discussion of the possible transfer of generation assets.

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our non-regulated, energy-related businesses and investments, including natural gas marketing and trading operations (which are primarily conducted through Cinergy Marketing & Trading, LP, one of its subsidiaries).

Financial Highlights

Net income for Cinergy for the quarters ended March 31, 2005, and 2004 was as follows:

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Net income	$117	$103	$14	14%

The increase in net income was primarily due to the following factors:

•                  Increases in rate tariff adjustments resulting from the PSI base retail electric rate case increase in May 2004 and the implementation of CG&E’s rate stabilization plan (RSP) in January 2005;

•                  An increase in gross margins on power marketing, trading, and origination contracts; and

•                  Impairment charges recognized in the first quarter of 2004 related to a technology investment in our Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

These increases were partially offset by the following factors:

•                  Lower Commercial Business Unit (Commercial) gas gross margins resulting from losses on forward gas contracts; and

•                  A decrease in electric gross margins relating to certain activities in our asset optimization business.  This decrease was comprised of losses on forward power contracts partially offset by increases in margins from the sale of emission allowances.

For further information, see “2005 Quarterly Results of Operations – Cinergy”.

Forward-looking Challenges and Risks

Environmental Challenges

Cinergy faces many uncertainties with regard to future environmental legislation and the impact of this legislation on our generating assets and our decisions to construct new assets.  In March 2005, the Environmental Protection Agency (EPA) finalized two rulemakings that will require significant reductions in sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury emissions from power plants.  However, various states and environmental groups have challenged certain EPA regulatory determinations contending that the new mercury rule does not require enough reductions.  Additionally, multi-emissions reductions legislation is still being discussed in the Senate, although the outcome of these discussions is still highly uncertain at this time.  Presently, greenhouse gas (GHG) emissions, which principally consist of carbon dioxide (CO2), are not regulated, and while several legislative proposals have been introduced in Congress to reduce utility GHG emissions, none have been passed.  Nevertheless, we anticipate a mandatory program to reduce GHG emissions will exist in the future.  In 2004, Cinergy’s utility operating companies began an environmental construction program to reduce overall plant emissions that is estimated to cost approximately $1.8 billion over the next five years.  We believe that our construction program optimally balances these uncertainties and provides a level of emission reduction that will be required and/or economical to Cinergy under a variety of possible regulatory outcomes.  See “Environmental Issues” in “Liquidity and Capital Resources” for further information.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Energy Markets

Effective April 1, 2005 the Midwest ISO began operating under the Energy Markets Tariff (sometimes referred to as a Locational Marginal Pricing (LMP) market or MISO Day 2 market).  The implementation of an LMP market introduces new scheduling requirements, new products for mitigating transmission congestion risks, and new pricing points for the purchase and sale of power.  We have been operating under the Energy Markets Tariff throughout April and continue to work with the Midwest ISO to monitor the implementation of the new market.  See “Midwest ISO Energy Markets” in “Future Expectations/Trends” for further details regarding these new markets.

Rising Coal and Emission Allowance Prices

The prices of coal and SO2 emission allowances increased dramatically in 2004, as compared to 2003, and have continued to increase in 2005.  Contributing to the increases in coal and SO2 prices have been (1) increases in demand for electricity, (2) environmental regulation, and (3) decreases in the number of suppliers of coal from prior years.  CG&E’s RSP allows for recovery of fuel and emission allowance expenses effective January 1, 2005 for retail non-residential customers in Ohio.  As part of the RSP, we will begin recovering these costs from residential customers in Ohio effective January 1, 2006.  We continue to recover these costs from PSI retail customers through previously established rate recovery mechanisms.  To the extent that these increased fuel and SO2 prices are not offset by regulatory recovery or increases in the market price of power for wholesale transactions, they will negatively impact ongoing earnings.  The impact of these price increases on earnings in 2005 is discussed in more detail in “2005 Quarterly Results of Operations”.

2005 QUARTERLY RESULTS OF OPERATIONS – CINERGY

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate.  Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power.  Gas gross margins represent gas operating revenues less the related direct cost of gas purchased.  Within each of these areas, we will discuss the key drivers of our results.  Gross margins for Cinergy for the Regulated Business Unit (Regulated) and Commercial for the quarters ended March 31, 2005, and 2004 were as follows:

	Cinergy
	Regulated				Commercial
	2005	2004	Change	% Change	2005	2004	Change	% Change
	(in millions)
Electric gross margin(1)	$442	$406	$36	9%	$179	$159	$20	13%
Gas gross margin(2)	98	104	(6)	(6)	6	23	(17)	(74)

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Cooling degree days and heating degree days in Cinergy’s service territory for the quarters ended March 31, 2005, and 2004 were as follows:

	Cinergy
	2005	2004	Change	% Change

Cooling degree days(1)	—	1	(1)	(100)%
Heating degree days(2)(3)	2,081	2,210	(129)	(6)

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)                                  Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

Regulated

Gross Margins

The nine percent increase in Regulated’s electric gross margins was attributable to a $43 million increase resulting primarily from a higher price received per megawatt hour (MWh) due to PSI’s base retail electric rate increase in May 2004.  Partially offsetting this increase was a decline of $6 million in PSI rate tariff adjustments primarily associated with construction work in progress tracking mechanisms.

The six percent decrease in Regulated’s gas gross margins was primarily due to milder weather during the first quarter of 2005, as compared to 2004, and a decline in non-weather related demand.  As noted in the previous table, heating degree days were down six percent in Cinergy’s service territory.

Commercial

Gross Margins

The 13 percent increase in Commercial’s electric gross margins was primarily due to the following factors:

•                  A $12 million increase in rate tariff adjustments resulting from the implementation of CG&E’s RSP in January 2005;

•                  A $12 million increase in gross margins on power marketing, trading, and origination contracts attributable to favorable market price movements in the first quarter of 2005; and

•                  A $4 million increase due to growth in non-weather related demand and the return of certain CG&E retail customers to full electric service.

These increases were partially offset by:

•                  A $14 million increase in CG&E’s average price of fuel without a matching increase in the price of power charged to residential and non-retail customers; and

•                  A $4 million decrease in margins resulting from certain transactions occurring in our asset optimization business.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes more valuable than the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.  The combination of these transactions yields better economic returns than simply producing the power with the inventory of fuel and emission allowances.

The fuel and emission allowance transactions typically follow the accrual method of accounting. However, generally accepted accounting principles (GAAP) requires that certain forward sales of power (those classified as derivatives) use the mark-to-market (MTM) method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $24 million of unrealized losses in 2005 and $11 million of unrealized gains in 2004 (representing a $35 million change quarter on quarter) as a result of forward power sales and the use of MTM accounting.  Increases in the market value of any offsetting fuel and emission allowances purchases are not recognized under the accrual method of accounting until sold.

During 2005, we recognized margins of $31 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our forward power sales commitments.  This gain reflects unprecedented increases in prices of SO2 emission allowances throughout much of 2004 and into early 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources so as to make decisions that produce the best economic returns for these assets.

Commercial’s gas gross margins under GAAP decreased 74 percent for the quarter ended March 31, 2005, as compared to 2004.  Margins for the gas marketing and trading business decreased, in part, due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage.  Our gas marketing and trading business regularly hedges its price exposure of natural gas held in storage by selling derivative contracts for winter month delivery.  The majority of the gas held in storage is designated as being hedged under Statement of Financial Accounting Standards No. 133’s, Accounting for Derivative Instruments and Hedging Activities, fair value hedge accounting model, which allows the gas to be accounted for at its fair value (based on spot prices).  Under GAAP, the derivative contracts hedging the gas are accounted for at fair value (based on forward winter prices).  Conversely, the agreements with pipelines to store this natural gas until the winter periods are not derivatives and are not adjusted for changes in fair value (see footnote 1 in the following table).  Significant increases in natural gas prices during the first quarter of 2005, especially prices for 2006 winter months, resulted in an unrealized loss on the derivative contracts that is included in current earnings.

For a more complete understanding of our gas marketing and trading results, we have prepared the following table, which reconciles the gas margins under GAAP, the impact of adjusting these margins for the fair value of pipeline agreements and certain gas held in storage, and the resulting adjusted gas gross margins:

	2005		2004	Change
	(in millions)

Gas margins, as reported (GAAP)	$6		$23	$(17)

Fair value adjustments not recognized under GAAP (1)	12	(2)	(4)	16

Adjusted gas gross margins	$18		$19	$(1)

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

(2)                                  The magnitude of the adjustment in 2005 is driven by forward price increases in the winter months of 2006 that are significantly larger than spot price increases, which caused a recognized loss on the derivative sales offset by an unrecognized gain on the related storage agreements.

Adjusted gas gross margins represent a more economic view of the business with all elements of the business reflected at fair value.  Adjusted gas gross margins remained relatively flat for the quarter ended March 31, 2005, as compared to 2004.

Other Operating Revenues and Costs of Fuel Resold

The increase in Other Operating Revenues was primarily due to the following factors:

•                  A $26 million increase in Commercial’s revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts.  Coal origination includes contract structuring and marketing of physical coal.

•                  An $11 million increase in Commercial’s revenues from the sale of synthetic fuel.

Costs of fuel resold includes Commercial’s costs of coal origination activities and the production of synthetic fuel.  These costs have increased in 2005, which is consistent with the increases in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for Cinergy.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$332	$311	$21	7%
Depreciation	126	105	21	20
Taxes other than income taxes	79	82	(3)	(4)

Operation and Maintenance

The seven percent increase in Operation and Maintenance expense was primarily due to the following factors:

•                  Increased regulatory asset amortization of $8 million related to CG&E’s Regulatory Transition Charge (RTC);

•                  A $4 million increase in operation expenses for non-regulated service subsidiaries, including those that started operations, or became fully consolidated, during 2004 or 2005; and

•                  Maintenance expenses, primarily generation related, were higher by $4 million, partially due to planned outages at various PSI generating stations.

Depreciation

The 20 percent increase in Depreciation expense was primarily due to a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, b) recovery of deferred depreciation costs, and c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Miscellaneous Income (Expense) – Net

The increase in Miscellaneous Income (Expense) – Net was primarily due to a $27 million impairment charge recognized in the first quarter of 2004 related to a technology investment in Power Technology and Infrastructure.

2005 QUARTERLY RESULTS OF OPERATIONS - CG&E

Summary of Results

Net income for CG&E for the quarters ended March 31, 2005, and 2004 was as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Net income	$85	$77	$8	10%

The increase in net income was primarily due to the following factors:

•                  Increases in rate tariff adjustments resulting from the implementation of CG&E’s RSP;

•                  An increase in gross margins on power marketing, trading, and origination contracts; and

•                  An increase due to growth in non-weather related demand and the return of certain retail customers to full electric service.

These increases were partially offset by:

•                  A decrease in electric gross margins relating to certain activities in our asset optimization business.  This decrease was comprised of losses on forward power contracts partially offset by increases in margins from the sale of emission allowances; and

•                  Higher operating costs.

Gross Margins

Gross margins for CG&E for the quarters ended March 31, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$319	$296	$23	8%
Gas gross margin(2)	99	104	(5)	(5)

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in CG&E’s service territory for the quarters ended March 31, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change

Cooling degree days(1)	—	—	—	—%
Heating degree days(2)(3)	1,989	2,143	(154)	(7)

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)                                  Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

Electric Gross Margins

The eight percent increase in CG&E’s electric gross margins was primarily due to the following factors:

•                  A $12 million increase in rate tariff adjustments resulting from the implementation of CG&E’s RSP in January 2005;

•                  A $9 million increase in gross margins on power marketing, trading, and origination contracts attributable to favorable market price movements in the first quarter of 2005; and

•                  A $7 million increase due to growth in non-weather related demand and the return of certain retail customers to full electric service.

These increases were partially offset by:

•                  A $14 million increase in the average price of fuel without a matching increase in the price of power charged to residential and non-retail customers; and

•                  A $4 million decrease in margins resulting from certain transactions occurring in our asset optimization business.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes more valuable than the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.  The combination of these transactions yields better economic returns than simply producing the power with the inventory of fuel and emission allowances.

The fuel and emission allowance transactions typically follow the accrual method of accounting. However, GAAP requires that certain forward sales of power (those classified as derivatives) use the MTM method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $24 million of unrealized losses in 2005 and $11 million of unrealized gains in 2004 (representing a $35 million change quarter on quarter) as a result of forward power sales and the use of MTM accounting.  Increases in the market value of any offsetting fuel and emission allowances purchases are not recognized under the accrual method of accounting until sold.

During 2005, we recognized margins of $31 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our forward power sales commitments.  This gain reflects unprecedented increases in prices of SO2 emission allowances throughout much of 2004 and into early 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources so as to make decisions that produce the best economic returns for these assets.

Gas Gross Margins

The five percent decrease in CG&E’s gas gross margins was primarily due to milder weather during the first quarter of 2005, as compared to 2004, and a decline in non-weather related demand.  As noted in the previous table, heating degree days were down seven percent in CG&E’s service territory.

Other Operating Revenues and Costs of Fuel Resold

The increase in Other Operating Revenues was due to a $33 million increase in revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts.  This increase includes $11 million of sales to non-regulated affiliates.

Costs of fuel resold represents the costs of coal origination activities.  These costs have increased in 2005, which is consistent with the increase in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for CG&E.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$162	$150	$12	8%
Depreciation	45	44	1	2
Taxes other than income taxes	59	64	(5)	(8)

Operation and Maintenance

The eight percent increase in Operation and Maintenance expense was primarily due to increased regulatory asset amortization of $8 million related to CG&E’s RTC.

Taxes Other than Income Taxes

The eight percent decrease in Taxes other than income taxes was primarily due to the deferral of property taxes through CG&E’s RSP and the decrease in the estimated property tax rate.

Income Taxes

CG&E’s effective income tax rate increased for the first quarter of 2005, as compared to 2004.  The increase was primarily a result of the resolution of certain tax matters and a decrease in the Ohio Coal Credit from $3 to $1 per ton.

2005 QUARTERLY RESULTS OF OPERATIONS - PSI

Summary of Results

Net income for PSI for the quarters ended March 31, 2005, and 2004 was as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Net income	$42	$41	$1	2%

Net income for PSI was relatively flat for the first quarter of 2005, as compared to 2004.  The PSI base retail electric rate case in May 2004 was partially offset by increases in operation and maintenance expenses.

Electric Gross Margins

Gross margins for PSI for the quarters ended March 31, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$293	$261	$32	12%

(1)                                  Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in PSI’s service territory for the quarters ended March 31, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change

Cooling degree days(1)	—	2	(2)	(100)%
Heating degree days(2)(3)	2,172	2,277	(105)	(5)

(1)                                  Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)                                  Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)                                  Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

The change in degree days did not have a material effect on electric gross margins for the period.

The 12 percent increase in PSI’s electric gross margins was attributable to a $43 million increase resulting primarily from a higher price received per MWh due to PSI’s base retail electric rate increase in May 2004.  Partially offsetting this increase was a decline of $6 million in rate tariff adjustments primarily associated with construction work in progress tracking mechanisms.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for PSI.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	PSI
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$121	$109	$12	11%
Depreciation	67	49	18	37
Taxes other than income taxes	16	16	—	—

Operation and Maintenance

The 11 percent increase in Operation and Maintenance expense was primarily due to the following factors:

•                  Maintenance expenses, primarily generation and distribution related, were higher by $5 million, partially due to planned outages at various generating stations; and

•                  Increased expenses of $2 million related to amortization of deferred merger costs, which were approved for recovery through PSI’s base retail electric rate case.

Depreciation

The 37 percent increase in Depreciation expense was primarily due to a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, b) recovery of deferred depreciation costs, and c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Interest Expense

The 24 percent increase in Interest Expense was primarily due to an increase in average long-term debt outstanding.  This expense was partially offset by interest income received on restricted deposits obtained through these incremental borrowings, which is recorded in Miscellaneous Income – Net, associated with the additional long-term debt outstanding.

2005 QUARTERLY RESULTS OF OPERATIONS - ULH&P

Summary of Results

Electric and gas gross margins and net income for ULH&P for the quarters ended March 31, 2005 and 2004, were as follows:

	ULH&P
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$15	$17	$(2)	(12)%
Gas gross margin(2)	18	17	1	6
Net income	6	8	(2)	(25)

(1)                                  Electric gross margin is calculated as Electric operating revenues less Electricity purchased from parent company for resale expense from the Condensed Statements of Income.

(2)                                  Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Statements of Income.

The 12 percent decrease in electric gross margins was due, in part, to milder weather during the first quarter of 2005.  The six percent increase in gas gross margins was primarily due to an increase in rate tariff adjustments associated with the gas main replacement program and the demand-side management program, which encourages efficient customer gas usage.  Partially offsetting this increase was a decline resulting from milder weather during the first quarter of 2005.

The 25 percent decrease in net income for the quarter was primarily due to the decreased electric gross margins as previously discussed.  Also contributing to the decrease were higher costs associated with transmission and the demand-side management program.  Partially offsetting this decrease was a decline in income taxes primarily as a result of a reduction of the Kentucky corporate income tax rate from 8.25 percent to seven percent.  The rate is scheduled to decrease to six percent effective January 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

Environmental Issues

Environmental Protection Agency Regulations

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR), formerly the Interstate Air Quality Rule, which would require states to revise their State Implementation Plan (SIP) by September 2006 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The rule established a two-phase, regional cap and trade program for SO2 and NOX, affecting 28 states, including Ohio, Indiana, and Kentucky, and requires SO2 and NOX emissions to be cut 70 percent and 65 percent, respectively, by 2015.  At the same time, the EPA issued the Clean Air Mercury Rule (CAMR) which requires reductions in mercury emissions from coal-fired power plants.  The final regulation also adopts a two-phase cap and trade approach that requires mercury reductions of 70 percent by 2018.  Under both CAIR and CAMR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.  Numerous states and environmental organizations have challenged certain EPA regulatory determinations contending that CAMR does not require enough reductions.  At this time we cannot predict the outcome of this matter.

Over the 2005-2009 time period, we expect to spend approximately $1.8 billion to reduce mercury, SO2, and NOX emissions.  These estimates include $1.7 billion in costs to comply with CAIR and CAMR.  These estimates also include estimated costs to comply at plants that we own but do not operate and could change when taking into consideration compliance plans of co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Approximately 60 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  See Note 6(b)(i) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for more details.  CG&E would receive partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its recently approved RSP.  See Note 6(b)(ii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for more details.

In June 2004, the EPA made final state non-attainment area designations to implement the revised ozone standard.  In January 2005, the EPA made final state non-attainment area designations to implement the new fine particulate standard.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard.  States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively.  Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls.  In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Cinergy is a member, filed petitions for review in the United States Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations.  Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its financial position or results of operations.

In May 2004, the EPA issued proposed revisions to its regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  Although the EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR, the EPA has deferred making a final determination until finalizing additional guidelines under the regional haze program.  The final rule is expected in June 2005.  In light of the EPA’s ongoing rulemaking efforts and the fact that the states have yet to announce how they will implement the final rule, at this time it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

Clear Skies Legislation

President Bush has proposed environmental legislation that would combine a series of Clean Air Act (CAA) requirements, including the recent mercury, SO2, and NOX reduction regulations for coal-fired power plants with a legislative solution that includes trading and specific emissions reductions and timelines to meet those reductions.  The President’s “Clear Skies Initiative” would seek an overall 70 percent reduction in emissions from power plants over a phased-in reduction schedule beginning in 2010 and continuing through 2018.  When the Clear Skies Initiative was stalled in Congress, the EPA finalized the CAIR and CAMR regulations to accomplish Clear Skies’ goals within the existing framework of the CAA.  Clear Skies has been reintroduced in the Senate in 2005, but its prospects for passage are uncertain in the current session.  At this time we cannot predict whether this or any multi-emissions bill will be passed.

Energy Bill

A comprehensive energy policy bill, which included the repeal of the PUHCA; tax incentives for gas and electric distribution lines, combined heat and power and renewable energy projects, and pollution control equipment; and a business carry forward credit for Internal Revenue Code Section 29 (IRC Section 29) investments, passed in the House in April 2005.  The Senate is still considering an Energy package.  It is not possible to predict when or if a final bill will pass in 2005.

Environmental Lawsuits

We are currently involved in the following lawsuits which are discussed in more detail in Note 6(a) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements”.  An unfavorable outcome of any of these lawsuits could have a material impact on our liquidity and capital resources.

•                  CAA Lawsuit

•                  CO2 Lawsuit

•                  Selective Catalytic Reduction Units at Gibson Station

•                  Zimmer Station Lawsuit

•                  Manufactured Gas Plant Sites

•                  Asbestos Claims Litigation

Pension and Other Postretirement Benefits

Cinergy maintains qualified defined benefit pension plans covering substantially all United States employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and debt securities.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).  Although mitigated by strong performance in 2003 and 2004, ongoing retiree payments and the decline in market value of the investment portfolio in 2002 reduced the assets held in trust to satisfy plan obligations.  Additionally, continuing low long-term interest rates have increased the liability for funding purposes.  As a result of these events, our near term funding targets have increased substantially.  Cinergy has adopted a five-year plan to reduce, or eliminate, the unfunded pension obligation initially measured as of January 1, 2003.  This unfunded obligation will be recalculated as of January 1 of each year in the five-year plan.  Because this unfunded obligation is the difference between the liability determined actuarially on an ERISA basis and the market value of plan assets as of January 1, 2003, the liability determined by this calculation is different than the pension liability calculated for accounting purposes reported on Cinergy’s Condensed Consolidated Balance Sheets.

Cinergy’s minimum required contributions in calendar year 2004 totaled $16 million.  Actual contributions in 2004 were $117 million, reflecting additional discretionary contributions of $101 million under the aforementioned five-

year plan.  Due to the significant 2004 and previous calendar year contributions, Cinergy’s minimum required contributions in calendar year 2005 are expected to be zero.  Should Cinergy continue funding under the five-year plan, discretionary contributions are expected to be $102 million in 2005, which is an increase from the $72 million disclosed in the 2004 10-K.  This $30 million increase is primarily the result of a change in the retirement age assumption which increased the near-term funding estimates.  Actual contributions for the first quarter of 2005 were zero.  Cinergy may consider making discretionary contributions in 2006 and future periods; however, at this time, we are unable to determine the amount of those contributions.  Estimated contributions fluctuate based on changes in market performance of plan assets and actuarial assumptions.  Absent the occurrence of interim events that could materially impact these targets, we will update our expected target contributions annually as the actuarial funding valuations are completed and make decisions about future contributions at that time.

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

Cinergy has been granted SEC authority under the PUHCA to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion through June 30, 2005.  As of March 31, 2005, we had invested or committed to invest $0.7 billion in EWGs and FUCOs, leaving available investment capacity under the order of $2.8 billion.  In February 2005, Cinergy filed an application with the SEC under the PUHCA requesting an extension of this authority through December 31, 2008.  At this time, we are unable to predict whether the SEC will approve this request.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative Preferred Stock of Subsidiaries, and total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At March 31, 2005, we had invested and/or guaranteed $1.0 billion of the $1.4 billion available.  In August 2004, Cinergy filed an application with the SEC requesting authority under the PUHCA to increase its investment and/or guarantee authority by $2 billion above the current authorized amount.  At this time, we are unable to predict whether the SEC will approve this request.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under the PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the United States, Canada, and Mexico.  Energy-Related Assets include natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but would exclude any assets, facilities, or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of March 31, 2005, we did not have any investments in these Energy-Related Assets.

•                  Infrastructure Services Companies

Cinergy has been granted SEC authority under the PUHCA to invest up to $500 million through June 30, 2005 in companies that derive or will derive substantially all of their operating revenues from the sale of Infrastructure Services including:

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

At March 31, 2005, we had invested $30 million in Infrastructure Services companies.  In February 2005, Cinergy filed an application with the SEC under PUHCA requesting authority to invest up to $100 million in Infrastructure Services companies through December 31, 2008, which is a $400 million reduction in Cinergy’s current authority.  At this time, we are unable to predict whether the SEC will approve this request.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion.  As of March 31, 2005, we had $759 million outstanding under the guarantees issued, of which 96 percent represents guarantees of obligations reflected on Cinergy’s Condensed Consolidated Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.  In February 2005, Cinergy filed an application with the SEC under the PUHCA requesting authority to have an aggregate amount of guarantees outstanding at any point in time not to exceed $3 billion.  At this time, we are unable to predict whether the SEC will approve this request.

See Note 6(c)(iii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for a discussion of guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Marketing & Trading Liquidity Risks

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our March 31, 2005 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to $381 million in collateral related to its gas and power trading operations, of which $154 million is related to CG&E.

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

	Short-term Regulatory Authority March 31, 2005
	(in millions)
	Authority		Outstanding

Cinergy Corp.	$5,000	(1)	$155
CG&E and subsidiaries	665	(2)	80
PSI	600		144
ULH&P	65	(2)	—

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

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $2 billion revolving credit facilities and $1.5 billion commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies:

	Short-term Borrowings March 31, 2005
	Established Lines	Outstanding	Unused	Standby Liquidity(1)	Available Revolving Lines of Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines(2)	$2,000	$—	$2,000	$167	$1,833
Uncommitted lines	40	—	40
Commercial paper(3)		155

Utility operating companies
Uncommitted lines	75	—	75
Pollution control notes		248

Non-regulated subsidiaries
Revolving lines(4)	162	20	142	—	142
Short-term debt		2
Pollution control notes		25

Cinergy Total		$450			$1,975

CG&E and subsidiaries
Uncommitted lines	$15	$—	$15
Pollution control notes		112
Money pool		80

CG&E Total		$192

PSI
Uncommitted lines	$60	$—	$60
Pollution control notes		136
Money pool		144

PSI Total		$280

ULH&P
Money pool		$—

ULH&P Total		$—

(1)                                  Standby liquidity is reserved against the revolving lines of credit to support the commercial paper program and outstanding letters of credit (currently $155 million and $12 million, respectively).

(2)                                  Consists of a three-year $1 billion facility and a five-year $1 billion facility.  The three-year facility was entered into in April 2004 and matures in April 2007.  The five-year facility was entered into in December 2004, matures in December 2009, and contains $500 million sublimits each for CG&E and PSI.

(3)                                  Cinergy Corp.’s commercial paper program limit is $1.5 billion.  The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

(4)                                  Of the $162 million, $150 million relates to a three-year senior revolving credit facility that Cinergy Canada, Inc. entered into in December 2004 and matures in December 2007.

At March 31, 2005, Cinergy Corp. had $1.8 billion remaining unused and available capacity relating to its $2 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
	(in millions)

Five-year senior revolving	December 2009
Direct borrowing			$—
Commercial paper support			—

Total five-year facility(1)		$1,000	—	$1,000

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			155
Letter of credit support			12

Total three-year facility		1,000	167	833

Total Credit Facilities		$2,000	$167	$1,833

(1)  CG&E and PSI each have $500 million borrowing sublimits on this facility.

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

The latter two events, however, are subject to dollar-based materiality thresholds.  As of March 31, 2005, Cinergy, CG&E, and PSI are in compliance with all of their debt covenants.

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana.  The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp.  The respective state utility commissions regulate the issuance of long-term debt by our utility operating companies.

A current summary of our long-term debt authorizations at March 31, 2005, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)(2)	$5,000	$1,596	$3,404

CG&E and subsidiaries(3)
State Public Utility Commissions	$575	$—	$575
State Public Utility Commission - Tax-Exempt	250	94	156

PSI
State Public Utility Commission	$500	$—	$500
State Public Utility Commission - Tax-Exempt	250	209	41

ULH&P
State Public Utility Commission(4)	$75	$—	$75

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

(3)                                  Includes amounts for ULH&P.

(4)                                  In April 2005, the Kentucky Public Service Commission (KPSC) granted ULH&P financing authority to issue and sell up to $500 million principal amount of secured and unsecured debt; enter into inter-company promissory notes up to an aggregate principal amount of $200 million; and borrow up to a maximum of $200 million aggregate principal amount of tax-exempt debt through December 31, 2006.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which $323 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  ULH&P has an effective shelf registration statement with the SEC for the issuance of up to $75 million in unsecured debt securities, $35 million of which remains available for issuance.  ULH&P also has an effective shelf registration statement with the SEC relating to the issuance of up to $40 million in first mortgage bonds, of which $20 million remains available for issuance.

Off-Balance Sheet Arrangements

As discussed in the 2004 10-K, Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Cinergy’s primary off-balance sheet arrangement involves the sale of accounts receivable to a qualifying SPE.

In 2001, Cinergy Corp. issued $316 million notional amount of combined securities, a component of which was stock purchase contracts.  These contracts obligated the holder to purchase common shares of Cinergy Corp. stock by February 2005.  Since the stock purchase contracts were detachable and classified in equity, the change in their fair value was not recorded in equity or earnings and therefore the stock purchase contracts were considered off-balance sheet arrangements.  In January and February 2005, the stock purchase contracts were settled, resulting in the issuance of common stock that is recorded on Cinergy’s Condensed Consolidated Balance Sheets as Common Stock Equity.

Securities Ratings

As of March 31, 2005, the major credit rating agencies rated our securities as follows:

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

The highest investment grade credit rating for Fitch is AAA, Moody’s is Aaa1, and S&P is AAA.

The lowest investment grade credit rating for Fitch is BBB-, Moody’s is Baa3, and S&P is BBB-.

On May 10, 2005 S&P placed its ratings of Cinergy Corp. and its subsidiaries, on CreditWatch with negative implications. Moody's and Fitch have both affirmed their existing ratings. This action is in response to the announcement of the merger of Duke and Cinergy and the uncertainty around the final details of the transaction. See “Recent Developments” for further discussion of the transaction.

A security rating is not a recommendation to buy, sell, or hold securities.  These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity

As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock pursuant to certain stock purchase contracts that were issued as a component of combined securities in December 2001.  Net proceeds from the transaction of $316 million were used to reduce short-term debt.

Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the first quarter of 2005, Cinergy issued 1.3 million shares under these plans.

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss developments in the electric and gas industry and other matters.  Each of these discussions will address the current status and potential future impact on our financial position or results of operations.

Electric Industry

Regulatory Outlook

Kentucky

The KPSC has conditionally approved and the FERC has approved ULH&P’s planned acquisition of CG&E’s 68.9 percent ownership interest in the East Bend Station, located in Boone County, Kentucky, the Woodsdale Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio.  ULH&P is currently seeking approval of the transaction from the Securities and Exchange Commission (SEC), wherein the Ohio Consumers’ Counsel has intervened in opposition.  The transfer, which will be at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of SEC approval, we would anticipate the transfer to take place in the third quarter of 2005.

FERC and Midwest ISO

Midwest ISO Energy Markets

The Midwest ISO is a regional transmission organization established in 1998 as a non-profit organization which maintains functional control over the combined transmission systems of its members, including Cinergy.  In March 2004, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement a centralized economic dispatch platform supported by a Day-Ahead and Real-Time Energy Market design, including LMP and Financial Transmission Rights (FTRs) (Energy Markets Tariff).  The FERC has issued orders that, among other things, conditionally approve the start-up of the Energy Markets Tariff which occurred April 1, 2005.  The FERC issued orders in response to requests for rehearing on certain matters in the FERC’s original orders.  Cinergy intends to appeal the FERC orders to a federal appeals court.

Specifically, the Energy Markets Tariff manages system reliability through the use of a market-based congestion management system and includes a centralized dispatch platform, the intent of which is to dispatch the most economic resources to meet load requirements reliably and efficiently in the Midwest ISO region, which covers a large portion of 15 midwestern states and one Canadian province.  The Energy Markets Tariff uses LMP (i.e., the energy price for the next MW may vary throughout the Midwest ISO market based on transmission congestion and energy losses), and the allocation or auction of FTRs, which are instruments that hedge against congestion costs occurring in the Day-Ahead market.  The Energy Markets Tariff also includes market monitoring and mitigation measures as well as a resource adequacy proposal, that proposes both an interim solution for participants providing and having access to adequate generation resources and a proposal to develop a long-term solution to resource adequacy concerns.  The Midwest ISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market and also performs the real-time resource dispatch for resources under its control on a five minute basis.  The Cinergy utility operating companies will seek to recover costs that they incur related to the Energy Markets Tariff.  We have been operating under the Energy Markets Tariff throughout April.  We continue to work with the Midwest ISO to monitor the implementation of the new market and at this time we do not believe it will have a material impact on our results of operations or financial position.

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

•                  Measuring and inventorying company-related sources of GHG emissions;

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

Cinergy is also studying the feasibility of constructing a commercial integrated coal gasification combined cycle (IGCC) generating station.  The IGCC plant would be expected to run more efficiently than traditionally constructed coal-fired generation and would thus contribute fewer CO2 tons per megawatt of electricity produced.

Other Matters

Synthetic Fuel Production

In July 2002, Cinergy Capital & Trading, Inc. acquired a coal-based synthetic fuel production facility.  The synthetic fuel produced at this facility qualifies for tax credits (through 2007) in accordance with IRC Section 29 if certain requirements are satisfied.  The three key requirements are that (a) the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel, (b) the fuel produced is sold to an unrelated entity and (c) the fuel was produced from a facility that was placed in service before July 1, 1998.  In addition to the existing plant, we have recently purchased an additional synthetic fuel plant.

During the third quarter of 2004, several unrelated entities announced that the IRS had challenged or threatened to challenge the placed in service dates of some of the entities’ synthetic fuel plants.  A successful IRS challenge could result in disallowance of all credits previously claimed for fuel produced by the subject plants.  Cinergy’s sale of synthetic fuel has generated $244 million in tax credits through March 31, 2005.  The IRS is currently auditing Cinergy for the 2002 and 2003 tax years.  It is reasonable to anticipate that the IRS will evaluate the various key requirements for claiming our Section 29 credits related to synthetic fuel.  Cinergy received a private letter ruling from the IRS in connection with the acquisition of the facility that specifically addressed the significant chemical change requirement.  Additionally, although not addressed in the letter ruling, we believe that our facility’s in service date meets the Section 29 requirements.

IRC Section 29 also provides for a phase-out of the credit based on the average price of crude oil during a calendar year.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  We believe that crude oil prices would need to average approximately $60 per barrel from May through December 2005 for any credits to be phased out for 2005.  The credits would be entirely phased out if crude oil prices were to average approximately $80 per barrel during that same time period.  Based on recent forecasts of crude oil prices for the remainder of 2005, we do not currently expect a negative impact on our ability to recognize the projected benefit of Section 29 credits in 2005.

Under currently enacted law, the credit under IRC Section 29 will cease to be available for synthetic fuel sold after December 31, 2007.

Ohio Taxes

The Governor of Ohio has proposed sweeping changes to Ohio’s tax law which, as currently proposed, would phase out the Ohio corporate franchise tax. The franchise tax would be replaced by a “Commercial Activity Tax”. If approved as currently proposed, these changes could impact Cinergy’s and CG&E’s net deferred tax liabilities. The proposed law is still under consideration by the Ohio legislature and, as a result, the ultimate financial impact on Cinergy and CG&E is uncertain.

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

As discussed in the 2004 10-K, Commercial’s energy marketing and trading activities principally consist of Marketing & Trading’s natural gas marketing and trading operations and CG&E’s power marketing and trading operations.

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities for Cinergy and CG&E for the quarters ended March 31, 2005 and 2004 are presented in the table below.

	Change in Fair Value
	March 31, 2005		March 31, 2004
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Fair value of contracts outstanding at the beginning of period	$82	$36	$41	$20

Other changes in fair value(2)	(1)	2	49	28

Option premiums paid/(received)	13	6	6	1

Contracts settled	(78)	(28)	(48)	(10)

Fair value of contracts outstanding at end of period	$16	$16	$48	$39

(1)           The results of Cinergy also include amounts related to non-registrants.

(2)           Represents changes in fair value recognized in income, primarily attributable to fluctuations in price.  This amount includes both realized and unrealized gains on energy trading contracts.

The following are the balances at March 31, 2005 and 2004 of our energy risk management assets and liabilities:

	March 31, 2005		March 31, 2004
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Energy risk management assets - current	$451	$244	$352	$122
Energy risk management assets - non-current	239	108	114	49

Energy risk management liabilities - current	(427)	(232)	(330)	(108)
Energy risk management liabilities - non-current	(247)	(104)	(88)	(24)

	$16	$16	$48	$39

(1)           The results of Cinergy also include amounts related to non-registrants.

The following table presents the expected maturity of the energy risk management assets and liabilities as of March 31, 2005 for Cinergy and CG&E:

	Fair Value of Contracts at March 31, 2005
	Maturing
	Within 12	12-36	36-60		Total
Source of Fair Value(1)	months	months	months	Thereafter	Fair Value
	(in millions)
Cinergy(2)
Prices actively quoted	$3	$(2)	$—	$—	$1

Prices based on models and other valuation methods(3)	21	(6)	2	(2)	15

Total	$24	$(8)	$2	$(2)	$16

CG&E
Prices actively quoted	$8	$7	$—	$—	$15

Prices based on models and other valuation methods(3)	3	(5)	3	—	1

Total	$11	$2	$3	$—	$16

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

Generation Portfolio Risks

Cinergy optimizes the value of its non-regulated portfolio.  The portfolio includes generation assets (power and capacity), fuel, and emission allowances and we manage all of these components as a portfolio.  We use models that forecast future generation output, fuel requirements, and emission allowance requirements based on forward power, fuel and emission allowance markets.  The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio.  With the issuance of Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), most forward power transactions from management of the portfolio are accounted for at fair value. The other component pieces of the portfolio are typically not subject to Statement 149 and are accounted for using the accrual method, where changes in fair value are not recognized.  As a result, we are subject to earnings volatility via MTM gains or losses from changes in the value of the contracts accounted for using fair value.  A hypothetical $1.00 per MWh increase or decrease consistently applied to all forward power prices would have resulted in an increase or decrease in fair value of these contracts of approximately $4.5 million as of March 31, 2005.  See “2005 Quarterly Results of Operations” for further discussion of the impact on current quarter results.

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

The following tables provide information regarding Cinergy’s and CG&E’s exposure on energy trading contracts as of March 31, 2005.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.

Cinergy(1)

					Number of
					Counterparties	Net Exposure of
	Total Exposure			Percentage of	Greater than 10% of	Counterparties Greater than
Rating	Before Credit Collateral	Credit Collateral	Net Exposure	Total Net Exposure	Total Net Exposure	10% of Total Net Exposure(4)
	(in millions)

Investment Grade(2)	$784	$147	$637	81%	—	$—
Internally Rated-Investment Grade(3)	129	33	96	12	—	—
Non-Investment Grade	62	34	28	3	—	—
Internally Rated-Non-Investment Grade	75	46	29	4	—	—

Total	$1,050	$260	$790	100%	—	$—

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

CG&E

					Number of
					Counterparties	Net Exposure of
	Total Exposure			Percentage of	Greater than 10% of	Counterparties Greater than
Rating	Before Credit Collateral	Credit Collateral	Net Exposure	Total Net Exposure	Total Net Exposure	10% of Total Net Exposure(3)
	(in millions)

Investment Grade(1)	$200	$49	$151	94%	2	$37
Internally Rated-Investment Grade(2)	4	1	3	2	—	—
Non-Investment Grade	27	26	1	1	—	—
Internally Rated-Non-Investment Grade	5	—	5	3	—	—

Total	$236	$76	$160	100%	2	$37

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

Cinergy’s 2004 10-K includes a discussion of accounting policies that are critical to the presentation of Cinergy’s financial position and results of operations.  These include:

•      Fair Value Accounting for Energy Marketing and Trading;

•      Regulatory Accounting;

•      Income Taxes;

•      Contingencies;

•      Impairment of Long-Lived Assets; and

•      Impairment of Unconsolidated Investments.

Accounting Changes

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143).  Statement 143 requires recognition of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  Interpretation 47 clarifies that a conditional asset retirement obligation (which occurs when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity) is a legal obligation within the scope of Statement 143.  As such, the fair value of a conditional asset retirement obligation must be recognized as a liability when incurred if the liability’s fair value can be reasonably estimated.  Interpretation 47 also clarifies when sufficient information exists to reasonably estimate the fair value of an asset retirement obligation.

Cinergy will adopt Interpretation 47 on December 31, 2005.  Upon adoption of Interpretation 47 Cinergy will recognize the impact, if any, of additional liabilities for conditional asset retirement obligations as a cumulative effect of a change in accounting principle.  We have begun evaluating the impact of adopting this new interpretation and are currently unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

Share-Based Payment

In December 2004, the FASB issued a replacement of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R).  This standard will require accounting for all stock-based compensation arrangements under the fair value method in addition to other provisions.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various stock-based compensation plans other than stock options.  We are in the process of evaluating the impact of this new standard on these plans.  Cinergy will adopt Statement 123R on January 1, 2006.

Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  Cinergy has not fully completed its evaluation of the effects of the AJCA on its foreign investment strategy.  However, based on the evaluation to date, it does not appear that the effects of the provision will have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery, and the United States Federal District Court for the Southern District of Indiana has set the case for trial by jury commencing in February 2006.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.  This matter is scheduled for trial commencing June 2005.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend these lawsuits vigorously in court and filed motions to dismiss with the other defendants in September 2004.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

SELECTIVE CATALYTIC REDUCTION UNITS (SCR) AT GIBSON STATION

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the nitrogen oxide SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern that portions of the plume from those units’ stacks appeared to break apart and descend to ground level, at certain times, under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management (IDEM), EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explored alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

In April 2005, we completed the installation of a permanent control system to address this issue.  The new control system will support all five Gibson generating units.  We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

ZIMMER STATION LAWSUIT

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, Ohio laws against nuisance and common law nuisance.  CG&E filed a motion to dismiss the lawsuit on primarily procedural grounds and we intend to defend against these claims vigorously.  The plaintiffs have filed a number of additional notices of intent to sue and a second lawsuit raising claims similar to those in the original claim.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.

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

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI has appealed this decision.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

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

ASBESTOS CLAIMS LITIGATION

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 120 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The number of shares (or units) provided in the table below represent shares purchased by the plan trustee on behalf of the 401(k) Excess Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31	—	$—	—	—
February 1 – February 28	1,507	$41.44	—	—
March 1 – March 31	8,395	$39.79	—	—

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Cinergy Corp., was held on May 5, 2005, in Covington, Kentucky.

At the meeting, shareholders ratified the selection of Deloitte and Touche, the members of Deloitte Touche Tohmatsu and their respective affiliates, as the Company’s independent auditors and elected three Class II directors to the board of Cinergy Corp. to serve for three-year terms ending in 2008, as set forth below:

Directors	Votes For	Votes Withheld

Class II
Thomas E. Petry	174,474,563	2,845,620
Mary L. Schapiro	174,442,147	2,878,036
Philip R. Sharp	174,375,726	2,944,457

In lieu of the annual meeting of shareholders of The Cincinnati Gas & Electric Company (CG&E), a resolution was duly adopted via unanimous written consent of Cinergy Corp., CG&E’s sole shareholder, effective May 3, 2005 electing the following members to the Board of Directors for one-year terms expiring in 2006:

•      Michael J. Cyrus

•      James E. Rogers

•      James L. Turner

The annual meeting of shareholders of PSI Energy, Inc. (PSI) was held on May 5, 2005, in Covington, Kentucky.  Proxies were not solicited for the annual meeting.  Cinergy Corp. owns all of the 53,913,701 outstanding shares, representing a like number of votes, of the common stock of PSI.  By unanimous vote, the following members to the Board of Directors were elected at the annual meeting for one-year terms expiring in 2006:

•      Michael G. Browning

•      Kay E. Pashos

•      James E. Rogers

None of the 650,989 outstanding shares, representing 423,331 votes, of the preferred stock of PSI, were present or voted at the annual meeting.

ITEM 5. OTHER INFORMATION

On May 6, 2005, PSI and CG&E signed a definitive agreement with subsidiaries of Allegheny Energy, Inc. to acquire the 512-megawatt Wheatland generating facility for approximately $100 million.  The Wheatland facility, located in Knox County, Indiana, has four natural gas-fired simple cycle combustion turbines and is directly connected to the Cinergy transmission system.  Its output will be used to bolster the reserve margins on the PSI and/or CG&E systems.  Under the transaction agreement, PSI and CG&E may each take a share of ownership of the plant or either one may acquire the entire ownership interest, with the ownership structure to be determined shortly before closing.  The transaction is subject to receipt of required regulatory approvals and other customary conditions.  Cinergy expects to close the acquisition in the fourth quarter of 2005.

William J. Grealis, Executive Vice President of Cinergy Corp., has retired from the Company effective June 1, 2005.

ITEM 6.  EXHIBITS

The documents listed below are being furnished or filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P).  Exhibits not identified as previously furnished or filed are furnished or filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Additional Exhibits

10-ffff	Cinergy Corp.	Retirement and Consulting Agreement and Waiver and Release of Liability, dated May 4, 2005, between Cinergy Corp. and William J. Grealis
Certificates

31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINERGY CORP.

THE CINCINNATI GAS & ELECTRIC COMPANY

PSI ENERGY, INC.

THE UNION LIGHT, HEAT AND POWER COMPANY

Registrants

Date: May 10, 2005	/s/	Lynn J. Good
Lynn J. Good
(duly authorized officer
and
principal accounting officer)